Form 10-K
period 1993-12-31
JACOR COMMUNICATIONS INC
filed 1994-03-30
CIK 702808

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-12404
                          JACOR COMMUNICATIONS, INC.

An Ohio Corporation                 Employer Identification
                                         No. 31-0978313

1300 PNC Center                     Telephone (513) 621-1300
201 East Fifth Street
Cincinnati, Ohio 45202

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, no par value
                Common Stock Purchase Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                      Yes    X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 15, 1994 was $103,653,000.

The number of common shares outstanding as of March 15, 1994 was 19,566,860.

                      Documents Incorporated By Reference

Portions of Registrant's definitive Proxy Statement to be filed during April, 1994 in connection with the Annual Meeting of Shareholders presently scheduled to be held on May 18, 1994 are incorporated by reference into Part III of this Form 10-K.

There are 120 pages in this document.

The index of exhibits appears on page 84.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



                                    PART I

Item  1. Business

(a)  General Development of Business

Jacor Communications, Inc. ("Jacor" or the "Company"), headquartered in Cincinnati, Ohio, was incorporated under Ohio law in December 1979 and began operations in January 1981. The Company is a holding company engaged primarily in the radio broadcasting business. During 1993, Jacor entities owned and operated thirteen radio stations located across the United States in six markets: Atlanta, Cincinnati, Denver, Tampa, Jacksonville and Knoxville. The Company has local marketing agreements ("LMAs") to operate three radio stations, one in Atlanta, one in Denver and one in Cincinnati. The Company agreements to acquire the Denver and Cincinnati stations upon FCC approval. In addition, the Company sells the advertising time for two radio stations in Cincinnati through joint sales agreements ("JSAs"). LMAs and JSAs represent emerging alternatives to outright station ownership. In addition, Jacor also owns and operates Telesat Cable TV, through the Company's wholly-owned subsidiary, Jacor Cable, Inc., a company engaged in the development and operation of a cable television system, and the Georgia Radio News Service, a radio news service which provides news, sports, and public affairs programming to more than 140 stations.

In January 1993, the Company completed a Restructuring which resulted in the reduction of the Company's debt from $156 million to $72 million and the issuance of stock to Zell/Chilmark Fund L.P. ("Zell/Chilmark") which lead to a transfer of control of the Company to Zell/Chilmark.

In order to reduce its debt obligations further, the Company refinanced its senior bank debt in March 1993 with a new group of lenders. With the completion of the Refinancing, the Company's senior debt was reduced from $69 million to $45 million under a credit facility. As part of this Refinancing, the Company raised $20 million of additional equity from the issuance of 3,484,321 shares of Common Stock through a private placement to Zell/Chilmark. This $20 million, together with available cash, funded the reduction of the Company's senior debt.

In June 1993, the Company acquired the FCC license and certain contracts of radio station WLWA-AM (formerly WKRC-AM) in Cincinnati, Ohio for a purchase price of $1.6 million in cash.

In July 1993, the Company completed the acquisition of radio station KAZY(FM) in Denver, Colorado from Zell/Chilmark under a contract dated December 1992. Zell/Chilmark had purchased that station for $5.5 million. Zell/Chilmark sold the station to the Company in consideration of the issuance of shares of the Company's Common Stock having a value, at $5.74 per share, equal to Zell/Chilmark's cost for the station plus related acquisition costs. As a result, 964,006 shares were issued to complete this acquisition.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







Item  1. Business, Continued


In October 1993, the Company entered into a LMA pursuant to which radio station WGST(FM) (formerly WCHK) in Atlanta, Georgia will make air time and transmission services available to the Company for a certain term for the broadcast of the Company's programs in return for a monthly fee, and entered into an agreement to acquire the FCC license and certain transmitter facilities of radio station KTLK(AM) (formerly KRZN) in Denver, Colorado for $1.6 million cash. The asset purchase is subject to certain conditions, including the receipt of FCC approval. Pending the purchase of the assets, the Company entered into a LMA with respect to radio station KTLK(AM).

In November 1993, the Company issued pursuant to a public offering, 5,462,500 shares of its Common Stock at a price of $12.00 per share. Net proceeds to the Company from this offering were approximately $60 million. Initially the Company used the net proceeds to repay all of its indebtedness and the remaining net proceeds are being used to finance acquisitions of radio groups and/or radio stations for general corporate purposes. The Company also entered into the First Amendment to the Credit Agreement which provides for a senior secured reducing revolving credit facility with a commitment of $45 million that expires on December 31, 2000 and a senior secured acquisition facility with a commitment of $55 million that expires on September 30, 1996. Both facilities are available for acquisitions permitted under conditions set forth in the Credit Agreement, as amended.

In December 1993, the Company entered into an agreement to sell the business and substantially all the cable TV assets of its wholly-owned subsidiary, Jacor Cable, Inc. The Company will receive approximately $2 million in cash for the sale of the assets. The sale is subject to consents from regulatory authorities and certain other conditions.

In March 1994, the Company entered into an agreement to acquire the assets of radio station WIMJ(FM) in Cincinnati, Ohio for $9.5 million. The acquisition will be funded with cash on hand. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







Item  1. Business, Continued


(b) Financial Information About Industry Segments

The Company considers its operations to be comprised entirely of one business segment.


(c) Narrative Description of Business

The following table sets forth certain information about the radio stations owned by the Company and those stations for which the Company has LMAs and JSAs:

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                           1993 Market           Date of
Market and Station           Rank By           Acquisition
   Call Letters           Radio Revenue         LMA / JSA                Format
OWNED:
Atlanta, GA
  WPCH(FM)                      11             August 1985       Soft Adult Contemporary
Atlanta, GA
  WGST(AM)(2)                   11             August 1985       News, Sports, Talk
Denver, CO
  KRFX(FM)                      16             August 1987       Classic Rock
Denver, CO
  KAZY(FM)                      16             July 1993         Album Oriented Rock
Denver, CO
  KOA(AM)                       16             August 1987       News, Sports, Talk
Cincinnati, OH
  WEBN(FM)                      19             May 1986          Album Oriented Rock
Cincinnati, OH
  WLW(AM)                       19             December 1986     News, Sports, Talk
Cincinnati, OH
  WLWA(AM)                      19             June 1993         News, Sports, Talk
Tampa, FL
  WFLZ(FM)                      20             April 1988        Contemporary Hit Radio
Tampa, FL
  WFLA(AM)                      20             April 1988        News, Talk
Jacksonville, FL
  WQIK(FM/AM)(3)                51             May 1984          Country
Knoxville, TN
  WMYU(FM)                      71             December 1986     Adult Contemporary

LMAs:
Atlanta, GA
  WGST(FM)(2)                   11             October 1993      News, Sports, Talk
Denver, CO
  KTLK(AM)(4)                   16             November 1993     News, Sports, Talk
Cincinnati, OH
  WIMJ(FM)(5)                   19             March 1994        NM (6)

JSAs:
Cincinnati, OH
  WAQZ(FM)                      19             December 1991     Album Oriented Rock
Cincinnati, OH
  WSAI(AM)                      19             January 1994      Adult Standards

[FN]
(1)  Total number of stations in the market is derived from the Fall 1993
     Arbitron.
(2)  Radio stations WGST(AM) and WGST(FM) are currently simulcast.
(3)  The FM and AM stations in this market are primarily simulcast.
(4) The Company has agreed to acquire KTLK's (formerly KRZN) FCC license and certain of its transmitter facilities upon FCC approval.
     Pending FCC approval of the acquisition, the Company is operating
     KTLK(AM) pursuant to a LMA.
(5) The Company has agreed to acquire WIMJ(FM). Pending FCC approval of the acquisition, the Company will operate WIMJ(FM) pursuant to a LMA effective April 7, 1994.
(6) Not meaningful. The information is not presented because the station's format will be changed effective with the LMA beginning April 7, 1994.

                                                   Overall
                           Station's            Audience Rank           Total
                            Primary        In Primary                 Number of
Market and Station        Demographic      Demographic       In        Stations
   Call Letters             Target           Target        Market    in Market(1)
OWNED:
Atlanta, GA
  WPCH(FM)                Adults 25-54           4            4           20
Atlanta, GA
  WGST(AM)(2)             Men 25-54             13           11 (TIE)     20
Denver, CO
  KRFX(FM)                Men 18-34              1            3           33
Denver, CO
  KAZY(FM)                Men 18-34              7           18 (TIE)     33
Denver, CO
  KOA(AM)                 Men 25-54              2            2           33
Cincinnati, OH
  WEBN(FM)                Men 18-34              1            5           29
Cincinnati, OH
  WLW(AM)                 Men 25-54              1            2           29
Cincinnati, OH
  WLWA(AM)                Men 25-54             17           13           29
Tampa, FL
  WFLZ(FM)                Women 18-34            1            5           25
Tampa, FL
  WFLA(AM)                Men 25-54              8            4           25
Jacksonville, FL
  WQIK(FM/AM)(5)          Adults 25-54           1            1           20
Knoxville, TN
  WMYU(FM)                Women 25-54            3            5           22

LMAs:
Atlanta, GA
  WGST(FM)(2)             Men 25-54             15           17 (TIE)     20
Denver, CO
  KTLK(AM)(6)             Men 25-54             27 (TIE)     20 (TIE)     33
Cincinnati, OH
  WIMJ(FM)(3)             NM (6)               NM(6)         NM(6)        29

JSAs:
Cincinnati, OH
  WAQZ(FM)                Men 18-34             10 (TIE)     18 (TIE)     29
Cincinnati, OH
  WSAI(AM)                Adults 35-64          14           15           29

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      Company Strategy

      The Company's business strategy focuses upon developing the operations of its existing stations to their potential and acquiring new radio groups and/or radio stations primarily in the nation's top 25 radio markets.

      Operations

      The Company uses a variety of techniques to maximize the performance of its radio stations. Jacor's operating strategy is to aggressively manage its portfolio of stations to maximize operating performance and to dominate each market by being the market leader in revenues and ratings. The Company's general operational objective is to heighten a station's recognition in its market and to capitalize on this recognition by generating significant shares of each market's radio advertising dollars. Specifically, the Company's operating strategies center upon:

      Dominating Individual Markets. The Company strives to dominate the ratings and revenues in each market in which it competes. The Company seeks to maximize its share of advertising revenue in each of the six markets in which it competes through the operation of multiple radio stations in each of these local markets.

      A station's ability to maintain market leadership status depends in part upon the strength of its broadcasting delivery system. The Company believes its stations' broadcasting signals are among the strongest in their respective markets, which reinforces the Company's leadership positions in each of the Company's existing markets.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      Developing Strong Station Personality. The Company engages in a number of creative programming and promotional efforts designed to create listener loyalty and generate station brand awareness. Through these efforts, management seeks to cultivate a distinct personality for each station based upon the unique characteristics of each local market. The Company hires dynamic on-air personalities for key morning and afternoon "drive-times," and provides comprehensive news, traffic and weather reports to create active listening by the audience. This commitment to "foreground" or "high impact" programming has generated significant audience share.

      One of the key ways the Company develops the personality of its AM radio stations is through the broadcast of professional sports. Presently, the Company has the broadcast rights for the Atlanta Braves, Atlanta Hawks, Cincinnati Reds, Cincinnati Bengals, Colorado Rockies, Denver Nuggets and Denver Broncos. Sports broadcasts serve as a "magnet" for attracting audiences and then introducing them to other programming features, such as local and national news, entertaining talk, and weather and traffic reports.

      Another method the Company uses to create personality for its stations is to sponsor highly visible promotions for the local communities in which they serve. Through high profile station promotions and community events, management believes it can maximize recognition by, and appeal to, the listening audience.

      Operating Multiple Formats. The Company utilizes sophisticated research techniques to identify opportunities within each market and to tailor each station's programming to maximize its market position. The Company's radio stations employ a variety of programming formats, each of which is designed to appeal to a specific demographic target audience.

      Management believes that a significant portion of the Company's operating success stems from its ability to successfully program both FM and AM stations. The Company programs its FM stations, whose high fidelity signals are preferred for music transmission, with music of various formats supplemented by unique on-air personalities. The Company believes that its AM stations generate greater audience share as vehicles for news, sports and information.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      Emphasizing Local Sales Effort.

      Each station owned by the Company has its own advertising sales staff. To achieve greater control over advertising revenues, the Company's sales staff focuses on establishing strong direct relationships with local advertisers. The Company is able to generate significant direct local sales by understanding advertisers' needs and by more effectively delivering the desired demographic audience. The Company's radio stations also offer a complete range of creative production services to its advertising clientele. Given the Company's ratings and sales position in its markets, Jacor is able to attract and retain a highly talented, experienced sales force.

      Acquisitions

      The new FCC rules permitting ownership of more than one FM and more than one AM radio station in the same market have created opportunities for the Company to expand its presence in its existing markets and may allow certain synergies to be achieved. For example, jointly-owned stations may be able to increase their revenues by delivering larger, combined audiences to advertisers and by engaging in joint promotional efforts. In addition, jointly-owned stations may be able to reduce operating expenses by combining studios and offices.

      The Company's acquisition strategy is to acquire complementary stations in existing markets, radio groups with a significant presence in the top 25 radio markets and/or individual radio stations in such markets. The Company believes that its unique combination of financial resources, committed controlling shareholder and skilled management will enable the Company to successfully pursue such a strategy. The Company has considerable financial resources. In contrast to many radio groups with whom Jacor competes for acquisitions, the Company has no outstanding debt. In addition, the Company has $100 million of committed bank borrowing availability to pursue acquisitions. Jacor also believes that the expertise and resources of Zell/Chilmark will enhance the Company's ability to successfully complete attractive acquisitions. The Company believes that Zell/Chilmark's expertise in identifying attractive opportunities, negotiating favorable acquisitions and obtaining capital will be valuable in implementing Jacor's acquisition strategy.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      Advertising

      The primary source of the Company's revenues is the sale of broadcasting time for local and national advertising.
      During the year ended December 31, 1993, approximately 85% of the Company's broadcast revenue was generated from the sale of local advertising and approximately 15% from the sale of national advertising. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by the Company's radio stations are based primarily on (i) the station's ability to attract audiences in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron ratings surveys that quantify the number of listeners tuned to the station at various times), (ii) the number of stations in the market that compete for the same demographic group and (iii) the supply of and demand for radio advertising time. Advertising rates generally are the highest during morning and afternoon "drive-time" hours.

      Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. The Company determines the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. Most advertising contracts are short-term and run only for a few weeks.

      The Company emphasizes an aggressive local sales effort because local advertising represents the large majority of the Company's revenues and the Company has greater control over the local advertising market. The major categories of the Company's local advertisers include automotive, retail, financial institutions and services, and health care. Each station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. The Company pays a higher commission rate to the sales staff for generating direct sales because the Company believes that through a strong relationship directly with the advertiser, it can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product. The Company employs personnel at each radio station to produce commercials for the advertisers. National advertising sales for each of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent

            JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      advertising representative who specializes in national sales and is compensated on a commission-only basis.

      The Company also participates in barter transactions, contracts under which the Company provides commercial air time in exchange for goods and services. This is a business practice typical to the broadcast industry. The Company minimizes its use of trade agreements and in each of the last three years has sold approximately 95% of its advertising time for cash. The Company's involvement relative to barter transactions is discussed in Note 16 of Notes to Consolidated Financial Statements.

      Competition; Changes in the Broadcasting Industry

      The radio broadcasting industry is a highly competitive business. The success of each of the Company's stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The Company's stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent that appeals to a particular demographic group. By building in each of its markets a strong listener base comprised of a specific demographic group, the Company is able to attract advertisers seeking to reach those listeners.

      In addition to management experience, factors which are material to competitive position include the station's rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the FCC's policies and rules permit increased joint ownership and joint operation of local radio stations. Those stations taking advantage of these joint arrangements may in certain circumstances have lower operational costs and may be able to offer advertisers more attractive rates and services.
      The Company's audience ratings and market share are subject to change, and any adverse change in a particular market could have a material adverse effect on the revenue of the Company's stations in that market. Although the Company believes that each of its stations can compete effectively in the market, there can be no assurance that any one of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue market share.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that can operate in a given market is limited by the availability of the FM and AM radio frequencies that the FCC will license in that market.

      The Company's stations also compete for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. Greater population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. The Company also competes with other radio station groups to purchase additional stations.

      The FCC is currently considering whether to authorize the use of a new technology, digital audio broadcasting ("DAB"), to deliver audio programming. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. This technology also may be used in the future by radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, the FCC has authorized an additional 100 Khz of band width for the AM band and will soon allocate frequencies in this new band to certain existing AM station licensees. At the end of a transition period to be determined by the FCC, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

      Federal Regulation of Radio Broadcasting

      The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

      Radio stations in the United States operate either by Amplitude Modulation (AM), conducted on 107 different frequencies located between 540 and 1600 kilohertz (KHz) (plus 10 frequencies between 1610-1710 KHz on the newly expanded AM band) in the low frequency band of the electromagnetic spectrum, or by Frequency Modulation (FM), conducted on approximately 100 different frequencies located between 88 and 108 megahertz (MHz) at the very high frequency band of the electromagnetic spectrum.

      License Grants and Renewals. The Communications Act provides that a broadcast station license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast station licenses are granted for specific periods of time and, upon application, are renewable for additional terms. Under the Communications Act, radio station licenses may be granted for a maximum term of seven years and, upon application, may be renewed for additional terms of up to seven years.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      Generally, the FCC renews licenses without a hearing. The Communications Act authorizes the filing of petitions to deny and competing applications against license renewal applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant, whereas competing applications seek to gain a new license from the FCC for the frequency being used by the renewal applicant. If a competing application is granted by the FCC, the renewal application will be denied and the incumbent licensee will lose its right to operate on the contested broadcast frequency.

      If a competing application is filed against a renewal application, or if a substantial and material question of fact concerning an application is raised by the FCC or other interested parties, or if for any reason the FCC is unable to determine that the grant of a renewal or other application would serve the public interest, convenience and necessity, the FCC is required to hold an evidentiary hearing on the application. The filing of a competing application may require a comparative evidentiary hearing between the incumbent licensee and the competing applicant; however, the FCC may recognize a "renewal expectancy" for an incumbent licensee if it has provided substantial service to its listeners during the preceding license term. The broadcasting licenses of all of the Company's stations expire in 1996 and 1997. The Company does not anticipate any material difficulty in obtaining license renewals in the future.

      The following table sets forth the date of acquisition by the Company (or one of its predecessor entities) of its radio stations, or the date of commencement of a LMA/JSA in the case of stations not owned by the Company, the frequency of each such station, and the date of expiration of such station's main FCC broadcast license:

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

                                      Date of                        Expiration Date
                                    Acquisition                            of
  Station           Market            LMA/JSA           Frequency      FCC License
OWNED:
  WPCH(FM)      Atlanta, GA        August 1985           94.9 MHz       04/01/96
  WGST(AM)      Atlanta, GA        August 1985           640 KHz        04/01/96
  KRFX(FM)      Denver, CO         August 1987           103.5 MHz      04/01/97
  KOA(AM)       Denver, CO         August 1987           850 KHz        04/01/97
  KAZY(FM)      Denver, CO         July 1993             106.7 MHz      04/01/97
  WEBN(FM)      Cincinnati, OH     May 1986              102.7 MHz      10/01/96
  WLW(AM)       Cincinnati, OH     December 1986         700 KHz        10/01/96
  WLWA(AM)      Cincinnati, OH     June 1993             550 KHz        10/01/96
  WFLZ(FM)      Tampa, FL          April 1988            93.3 MHz       02/01/96
  WFLA(AM)      Tampa, FL          April 1988            970 KHz        02/01/96
  WQIK(FM)      Jacksonville, FL   May 1984              99.1 MHz       02/01/96
  WQIK(AM)      Jacksonville, FL   May 1984              1320 KHz       02/01/96
  WMYU(FM)      Knoxville, TN      December 1986         102.1 MHz      08/01/96

LMAs:
  WGST(FM)      Atlanta, GA        October 1993          105.7 MHz      04/01/96
  KTLK(AM)      Denver, CO         November 1993         760 KHz        04/01/97
  WIMJ(FM)      Cincinnati, OH     March 1994 *          92.5 MHz       10/01/96

JSAs:
  WAQZ(FM)      Cincinnati, OH     December 1991         107.1 MHz      10/01/96
  WSAI(AM)      Cincinnati, OH     January 1994          1360 KHz       10/01/96

[FN]

*  Effective April 7, 1994.

      License Assignments and Transfers of Control. The Communications Act also prohibits the assignment of a license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applicants.

      Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which any officer or director is a non-U.S. citizen (including non-U.S. corporations) or of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives (collectively, "Aliens"). In addition, the Communications
      Act provides that no broadcast license may be held by any corporation directly or indirectly controlled by any other corporation any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, without an FCC public interest


                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      finding (which has never been granted in the case of broadcast licenses). The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. No officers, directors or significant shareholders of the Company are known by the Company to be Aliens.

      Ownership Rules. Rules of the FCC limit the number and location of radio stations in which one licensee (or any party with a control position or cognizable ownership interest therein) may have a cognizable interest. The "national ownership rule" prohibits any one individual or entity from having a control position or cognizable ownership interest in more than 18 AM or more than 18 FM radio stations nationwide (with the limit to increase to 20 AM and 20 FM stations as of September 16, 1994). A licensee may own an additional three non-controlling interests in each service (AM and FM) in stations controlled by minorities or qualifying as small businesses, where "control" is defined as more than 50% ownership and "small business" defined as one which had, including all affiliated entities under common control, annual revenues of less than $0.5 million and assets of less than $1 million. The "local ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or cognizable ownership interest. In radio markets with fewer than 15 commercial stations, the limit is three radio stations, no more than two of which may be in the same service (AM or FM), provided that the number of co-owned stations represents less than 50% of the commercial stations in the market. For markets with 15 or more radio stations, the limit is two AMs and two FMs provided

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      generally that the combined audience shares of the co-owned stations do not exceed 25% of the radio ratings market at the time of acquisition. In addition, the FCC has a "cross interest" policy that may prohibit a party with a cognizable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market.

      The rules also generally prohibit the acquisition of an ownership or control position in a television station and either an AM or an FM radio station serving the same market. There are also prohibitions relating to ownership or control position in a daily newspaper and a broadcast station in the same market and limitations on the extent to which Aliens may own interests or hold control positions in broadcast stations.

      For the purpose of the above rules, a control position is considered to be held by an officer or director of a corporation or any general partner of a partnership or any person serving in a management capacity. Also, under these rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have a cognizable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have a cognizable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently considering raising the benchmarks to 10% and 20%, respectively. The Company cannot predict whether the FCC will adopt this or any other proposal. Zell/Chilmark is considered a single majority shareholder of the Company, and minority shareholders are not considered to have cognizable interests in the Company's stations.

      Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      Regulation of Radio Operations. In order to retain licenses, broadcasters are obligated, under the Communications Act, to serve the "public interest." Since the late 1970's, the FCC gradually has relaxed or eliminated many of the more formalized regulatory procedures and requirements developed to promote the broadcast of certain types of programming responsive to the problems, needs, and interests of a station's community of license.

      The regulatory changes have provided stations with increased flexibility to design their program formats and have provided relief from some recordkeeping and FCC filing requirements. However, licensees continue to be required to present programming that is responsive to significant community issues and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when evaluating licensee renewal applications and at other times.

      Stations still are required to follow various rules promulgated under the Communications Act that regulate political broadcasts, political advertisements, sponsorship identifications, technical operations and other matters. "Equal Opportunity" and affirmative action requirements also exist. Failure to observe these or other rules can result in the imposition of monetary forfeitures or in the grant of a "short" (less than seven-year) renewal term or license revocation. In some instances, licenses have been denied because of serious rule violations.

      In 1985, the FCC adopted rules regarding human exposure to levels of radio frequency ("RF") radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to RF radiation in excess of certain guidelines. In March 1993, the FCC proposed adopting more restrictive radiation limits. The Company cannot predict whether the FCC will adopt this or any other proposal.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      Agreements With Other Broadcasters. Over the past several years a significant number of radio broadcast licensees, including certain of the Company's subsidiaries, have entered into cooperative agreements with other stations in their market. These agreements may take varying forms, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Typically, separately-owned stations may agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical example is a LMA between two separately owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. Another is a JSA pursuant to which one station sells advertising time in combination, both on itself and on a station under separate ownership.

      In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically exempted LMAs from its "cross-interest" policy. Furthermore, the FCC and the staff of the FCC's Mass Media Bureau have held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains complete responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, personnel and programming) and complies with applicable FCC rules and with antitrust laws.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

(c)   Narrative Description of Business, Continued

      Under certain circumstances, the FCC will consider a station brokering time on another station serving the same market to have an attributable ownership interest in the brokered station for purposes of the FCC's radio multiple ownership rules. In particular, a broadcast station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station which it could not own under the FCC's revised local radio "duopoly" multiple ownership rules. However, LMAs entered into prior to September 16, 1992, are generally grandfathered.

      The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns both stations or operates both through a LMA where the brokered and brokering stations serve substantially the same geographic area.

      Proposed Changes. The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, ownership and profitability of the Company and its radio broadcast stations, (ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations and (iii) affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters include, for example, changes to the license authorization and renewal process; proposals to expand the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; proposals to allow greater telephone company participation in the delivery of audio and video programming; and proposals to limit the tax deductibility of advertising expenses by advertisers.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      Although the Company believes the foregoing discussion is sufficient to provide the reader with a general understanding of all material aspects of FCC regulations that affect the Company, it does not purport to be a complete summary of all provisions of the Communications Act or FCC rules and policies. Reference is made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information.

      Energy and Environmental Matters

      The Company's source of energy used in its broadcasting operations is electricity. No limitations have been placed on the availability of electrical power, and management believes its energy sources are adequate.

      Management believes that the Company is in compliance with all statutory and administrative requirements as related to environmental quality and pollution control. The Company's business is not a source of pollution.

      Employees

      The Company has no direct employees. The Company's subsidiaries employ 601 persons, 498 on a full-time and 103 on a part-time basis. Each station has its own complement of employees which generally include a general manager, sales manager, operations manager, business manager, advertising sales staff, on-air personalities and clerical personnel. No employee is represented by a union.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Item 2.  Property Holdings

      The Company owns the office and studio facilities for its AM/FM combination stations in Jacksonville, Florida (6,875 square feet) and its FM station in Knoxville, Tennessee (6,500 square feet). The Company leases space for the office and studio facilities at its other station locations in Atlanta (15,500 square feet); Denver (22,000 square feet); Cincinnati (20,200 square feet) and Tampa (14,800 square feet). The Atlanta and Denver leases expire in 1996 and 1999, respectively, and the Atlanta lease has two five-year renewal options. Both the Cincinnati and Tampa leases expire in 1998 and each lease has two five-year renewal options. The Company leases approximately 7,435 square feet for the office and studio facilities of Telesat, its cable television operations located in Northern Kentucky, under a lease expiring in 1994. The Company also leases approximately 10,000 square feet for its corporate offices in Cincinnati under a lease expiring in 2001. In conjunction with the Company's proposed acquisition of radio station WIMJ(FM) in Cincinnati, the Company has also agreed to purchase for approximately $1.6 million the building from which such station currently operates.

      Expansion of the Company's operations generally comes from the acquisition of stations and their facilities and ordinarily does not create a need for additional space at existing locations, although the emergence of LMAs and JSAs with other stations in the Company's existing markets could create such a need. Any future need for additional office and studio space at existing locations will be satisfied by the construction of additions to Company-owned facilities and, in the case of leased facilities, the lease of additional space or the relocation of the office and studio. The Company's office and studio facilities are all located in downtown or suburban office buildings and are capable of being relocated in any suitable office facility in the station market area.

      The Company owns the towers and tower site locations for its AM stations in Atlanta, Denver, Jacksonville, Tampa and WLW(AM) in Cincinnati. The Company owns the tower which serves its FM station in Knoxville which is located on property leased by the Company under a lease expiring in 2005. For the tower site at WLWA(AM), Cincinnati, and for all its other FM stations, the Company leases tower space for its FM antennae under leases expiring from 1996 to 2013.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







Item 2.  Property Holdings, Continued


      The Company owns substantially all of its equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by the Company's stations are in generally good condition. In management's opinion, the quality of the signals range from good to excellent, and the Company is committed to maintaining and updating its equipment and transmission facilities in order to achieve the best possible signal in the market area.

      Although the Company believes its properties are generally adequate for its operations, opportunities to upgrade facilities are continuously reviewed.

      See Notes 8 and 15 of Notes to Consolidated Financial
Statements included elsewhere herein for a description of encumbrances against the Company's properties and the Company's rental obligations.




Item 3.  Legal Proceedings

      From time to time, the Company becomes involved in various claims and lawsuite that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                     Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement to be filed during April, 1994 for the Annual Meeting of Shareholders presently scheduled to be held on May 18, 1994.

The following is a list of names and ages of all of the executive officers of Registrant indicating all positions and offices with Registrant held by each person as of March 15, 1994. All such persons have been elected to serve until the next annual election of officers and their successors are elected, or until their earlier resignation or removal.

                  Age as of                              First
                  March 15,         Offices and         Elected
 Name               1994          Positions Held       an Officer



David M. Schulte      47      Chairman of the Board      6/07/93

Randy Michaels        41      President and Co-Chief
                              Operating Officer         12/29/86

Robert L. Lawrence    41      Co-Chief Operating
                              Officer                   12/29/86

R. Christopher Weber  38      Senior Vice President and
                              Chief Financial Officer   12/29/86

Jon M. Berry          47      Senior Vice President and
                              Treasurer                 11/01/82


Each of the executive officers listed above has served Registrant in various executive capacities throughout the past five years.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                    PART II


Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The following table reflects the high and low sale prices in dollars per share for the Common Stock as reported on The Nasdaq Stock Market since July 13, 1993 (on The Nasdaq National Market from November 19, 1993); and the high and low bid prices for the Common Stock as quoted on the OTC Bulletin Board (with such quotes reported in the pink sheets of the National Quotation Bureau, Inc.) from February 17, 1993 (the first date quotes were available for the Common Stock after the Restructuring) through July 12, 1993. The Company is not aware of any quotes for the Common Stock from January 1, 1993 through February 17, 1993.
Such prices represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's Common Stock, both on the OTC Bulletin Board and in The Nasdaq Stock Market, has been limited and sporadic. Accordingly, the market price information below may not accurately reflect the value of the Common Stock had a more active public trading market existed.

                                              Price Range of
                                                Common Stock
1993                                         High         Low

  1st Quarter (from February 17)........   $ 8.00       $ 7.00
  2nd Quarter...........................     9.13         7.75
  3rd Quarter (through July 12, 1993)...     8.13         7.50
  3rd Quarter (from July 13, 1993)......    12.00         8.00
  4th Quarter...........................    19.50        11.75

As part of the Restructuring, all of the Company's formerly outstanding capital stock was exchanged for new securities of the Company, including the common stock which is now outstanding and warrants to acquire common stock. The following table reflects the high and low sale prices of the former common stock traded on The Nasdaq National Market from January 1, 1992 through February 10, 1992; and the high and low bid prices for the common stock as quoted in The Nasdaq Stock Market for the period from February 11, 1992 through August 4, 1992 and as quoted on the OTC Bulletin Board (with such quotes reported in the pink sheets of the National Quotation Bureau, Inc.) since August 5, 1992, adjusted to reflect a 0.0423618 reverse stock split in the Company's former common stock effected by the Restructuring.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                    PART II





Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters, Continued



                                              Price Range of
                                                Common Stock
1992                                         High         Low

  1st Quarter (through February 10).....   $41.31       $17.70
  1st Quarter (from February 11)........    29.51        17.70
  2nd Quarter...........................    32.46        14.75
  3rd Quarter (through August 4)........    23.61        20.66
  3rd Quarter (from August 5)...........    17.70         2.95
  4th Quarter...........................    11.80         2.95


At March 15, 1994, there were 1,676 record holders of Common
Stock including shares held in nominee name and the last reported sale price on the Nasdaq National Market was $15.50 per share.

The Company has neither declared nor paid any dividends on its common stock to date. The Company's existing agreements with its lenders restrict the payment of dividends. It is the Company's present policy to retain substantially all earnings, if any, for the requirements of the business.

Item 6.  Selected Financial Data

                           1993(1)        1992(1)      1991(1)        1990(1)      1989(1)
For the year:

Net revenue            $89,932,200     $70,505,959   $64,237,752   $80,036,270   $76,917,477
Broadcast operating
  expense               69,520,397      55,782,048    48,206,072    60,436,931    60,306,142
Station operating
  income excluding
  depreciation and
  amortization          20,411,803      14,723,911    16,031,680    19,599,339    16,611,335
Depreciation and
  amortization          10,222,844       6,399,093     7,287,879    10,294,334     9,369,716
Reduction in carrying
  value of assets to
  net realizable value                   8,600,000
Corporate general and
  administrative
  expenses               3,563,800       2,926,075     2,681,672     2,811,625     3,437,751
Operating income (loss)  6,625,159      (3,201,257)    6,062,129     6,493,380     3,803,868
Net interest expense    (2,475,820)    (13,443,318)  (16,226,234)  (17,727,828)  (14,833,692)
Gain on sale of radio
  stations                                            13,013,527
Other non-operating
  income (expense) net     (10,895)     (7,056,771)     (301,897)   (8,431,714)       45,065
Income (loss) before
  income tax and
  extraordinary item     4,138,444     (23,701,346)    2,547,525   (19,666,162)  (10,984,759)
Net income (loss)      $ 1,438,444    $(23,701,346)  $ 1,467,525   $20,746,162) $(15,371,337)

Net income (loss) per
  common share: (2)
   Primary and fully
     diluted             $  0.10         $(61.50)      $ 2.32       $(47.10)      $(41.78)
Weighted average shares
  outstanding: (2)
   Primary and fully
     diluted             14,504,527       381,430       405,927      422,672       420,977

Other Financial Data:

Broadcast cash flow (3) $20,411,803    $14,723,911   $16,031,680   $19,599,339   $16,611,335

At year end:

Working capital
  (deficit)             $38,658,756 $(140,547,337)(4) $(128,455,248) $6,230,189   $5,359,061
Intangible assets
  (net of accumulated
  amortization)           84,991,361   70,037,759 (4)   81,738,386   92,026,575  105,605,581
Total assets             159,908,529  122,000,391 (4)  125,487,201  152,717,141  158,624,339
Long-term debt
  (including current
  portion)                            140,541,948 (4)  137,666,850  151,436,233  147,303,341
Redeemable common
  stock                                                               6,278,800    5,493,942
Common stock purchase
  warrants                   390,397      487,000 (4)    1,257,084    1,708,144    4,278,973

Shareholders' equity
  (deficit)              140,413,191  (50,840,346)(4)  (27,383,036) (28,774,289)  (8,867,905)


[FN]
NOTES:

(1) The comparability of the information reflected in this selected financial data is affected by the purchase of Telesat Cable TV (July 1989); the sale of Eastman Radio, Inc. (August 1990); the sale of radio stations WMJI(FM), in Cleveland, Ohio and WYHY(FM), in Nashville, Tennessee (January 1991), and the Restructuring and the Refinancing. For information related to the dispositions during 1991, see
      Note 5 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". For information related to the Restructuring and the Refinancing see Notes 1, 2 and 8 of Notes to Consolidated Financial Statements.

(2) Income (loss) per common share for the four years ended December 31, 1992 is based on the weighted average number of shares of Common Stock outstanding and gives consideration to the dividend requirements of the convertible preferred stock and accretion of the change in redemption value of certain common stock warrants. The Company's common stock options and convertible preferred stock were anti-dilutive and, therefore, were not included in the computations. The redeemable common stock warrants were anti-dilutive for 1992, 1990 and 1989 and were not included in the computations. Such warrants were dilutive in 1991 using the "equity method" under Emerging Issues Task Force Issue No. 88-9 and, therefore, the common shares issuable upon conversion were included in the 1991 computation. Income per share for the year ended December 31, 1993 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the period. Income (loss) per common share and weighted average shares outstanding for the four years ended December 31, 1992 are adjusted to reflect the 0.0423618 reverse stock split in the Company's Common Stock effected by the Restructuring.

(3) The term broadcast cash flow means operating income before reduction in carrying value of assets, depreciation, amortization and corporate general and administrative expenses. Broadcast cash flow is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles. Broadcast cash flow is included herein because management believes that it is widely used in the broadcasting industry as a measure of a radio broadcasting company's operating performance and that certain investors find it to be a useful tool in evaluating such an investment. See the Consolidated Statements of Cash Flows included on pages 41 and 42 in this annual report for a description of the Company's cash flows presented in accordance with generally accepted accounting principles and page 36 in this annual report for a further discussion of the Company's cash flows.

(4) Pro forma amounts as of December 31, 1992, to give effect to the 1993 Restructuring and change in control (see Note 1 of Notes to Consolidated Financial Statements):

            Working capital                     $ 15,933,304
            Intangible assets (net of
              accumulated amortization)           82,856,512
            Total assets                         142,085,313
            Long-term debt                        64,177,962
            Common stock purchase warrants           402,805
            Shareholders' equity                  50,889,751

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

GENERAL

The performance of a radio station group, such as Jacor, is customarily measured by its ability to generate broadcast cash flow. The primary source of the Company's revenues is the sale of broadcasting time on its radio stations for advertising. The Company's significant operating expenses are employee salaries, sports broadcasting rights fees, programming expenses, advertising and promotion expenses, rental of premises for studios and transmitting equipment and music license royalty fees. The Company strives to control these expenses by working closely with local station management.

The Company's revenues are affected primarily by the advertising rates the Company's radio stations are able to charge. These rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by quarterly Arbitron Metro Area Ratings Surveys. In the broadcasting industry, radio stations often use trade (or barter) agreements to generate advertising time sales in exchange for goods or services (such as travel and lodging), instead of for cash. The Company minimizes its use of trade agreements and in each of the last three years has sold approximately 95% of its advertising time for cash.

Sports broadcasting and the full-service programming features play an integral part in the Company's operating strategy.
As a result, the Company's broadcast cash flow margins are typically lower than its competitor's because of the rights fees and related costs of broadcasting professional baseball, football and basketball, as well as the costs related to the full-service programming features of its AM radio stations.

Most advertising contracts are short-term and run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold by the station's sales staff. in 1993, approximately 85% of the Company's gross revenues was from local advertising and approximately 15% was from national advertising. The station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. National advertising sales for each of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





GENERAL, Continued

The Company's first calendar quarter historically produces the lowest revenues for the year, and the second and third quarters historically produce the highest revenues for the year, due in part to revenues received during the summer months related to the broadcast of Major League Baseball games. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred. As a result of Arbitron's quarterly reporting of ratings, the Company's ability to realize revenues as a result of increased advertising and promotional expenses may be delayed for several months.

The comparability of financial information for the years ended December 31, 1993, 1992 and 1991 is affected by the January 1991 sale of radio stations WMJI(FM), Cleveland, and WYHY(FM), Nashville, the January 1993 Restructuring and the March 1993 Refinancing.


LIQUIDITY AND CAPITAL RESOURCES

Prior to 1993, the Company financed its operations through a combination of cash generated from its operations and debt. As a result of the substantial debt the Company incurred in connection with its acquisitions and the downturn in the economy, the Company was unable to meet its debt obligations in January 1993.

In January 1993, the Company completed the restructuring of $140 million of indebtedness. In connection with the Restructuring, the Company issued common stock and warrants in exchange for debt and other claims against the Company and exchanged common stock and warrants for all of the Company's previously outstanding capital stock. As a result of the Restructuring, the Company's indebtedness was reduced from $140 million to approximately $72 million (of which $69 million was owed to the Company's senior bank lenders). The Refinancing in March 1993 allowed the Company to reduce its total debt from $72 million to $45 million. As a result of the Restructuring and Refinancing, the Company dramatically improved its capital structure.

In addition to the substantial reduction of its senior and subordinated debt which resulted from the Restructuring and the Refinancing, the Company paid $0.4 million for the cancellation of approximately $0.7 million of other debt. Also, during the first quarter of 1993, the Company acquired for $0.8 million notes in the amount of approximately $2.3 million owing to a bank by Terry S. Jacobs, the Company's former Chairman, President and Chief Executive Officer.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

The new Credit Agreement was amended in connection with the November 1993 public offering by the Company (see below).
The First Amendment to the Credit Agreement (the "Amended Credit Agreement") provides for a senior secured reducing revolving credit facility with a commitment of $45 million that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Amended Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Amended Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Amended Credit Agreement. Interest under the Amended Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Amended Credit Agreement requires that the commitment under the Revolver be reduced in the quarter commencing January 1, 1994, and continuing quarterly thereafter. After the Acquisition Facility commitment terminates on September 30, 1996, the Amended Credit Agreement requires 17 equal quarterly amortization payments. The Amended Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Amended Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

As a result of the Restructuring and the Refinancing, the Company's interest expense has been substantially reduced.
The Company's interest expense in 1993 was $11.0 million less than the interest expense incurred in 1992.

The Company entered into an interest rate protection agreement in March 1993 on a notional amount of $22.5 million for a three-year term for a cost of $0.1 million. This agreement provided protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The three-month LIBOR interest rate at December 31, 1993 was 3.38%.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company made capital expenditures during 1993 of approximately $1.5 million. The Company contemplates making capital expenditures for existing properties during 1994 of approximately $1.1 million out of the Company's working capital.

In June 1993, the Company entered into restricted stock agreements with certain members of the Company's Board of Directors for the purchase of 80,000 shares of Common Stock. The shares were purchased at a price of $5.74 per share with total proceeds of $0.46 million added to the Company's working capital. The shares are restricted until the first anniversary of the Directors' appointment as a member of the Board of Directors of the Company.

In June 1993, the Company acquired the FCC license and certain contracts of radio station WLWA(AM) in Cincinnati, Ohio for a purchase price of $1.6 million and funded the acquisition from working capital. In July 1993, the Company acquired radio station KAZY(FM) in Denver, Colorado from Zell/Chilmark at Zell/Chilmark's acquisition cost. The KAZY(FM) acquisition was funded through the issuance of 964,006 shares of Common Stock to Zell/Chilmark. In October 1993, the Company entered into an agreement to acquire the FCC license and certain transmitter facilities of KTLK(AM) (formerly KRZN) in Denver, Colorado (subject to FCC approval) for $1.6 million and will fund the acquisition with cash on hand.

During the fourth quarter of 1993, the Company issued pursuant to a public offering, 5,462,500 shares of its Common Stock at a price of $12.00 per share. Net proceeds to the Company from this offering were approximately $60 million. Initially, the Company used the net proceeds to repay all of its indebtedness and the remaining net proceeds are being used to finance acquisitions of radio groups and/or radio stations and for general corporate purposes. The Company also entered into the First Amendment to the Credit Agreement discussed above.

In March 1994, the Company entered into an agreement to acquire the assets of radio station WIMJ(FM) in Cincinnati, Ohio for $9.5 million. The acquisition will be funded with cash on hand. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions.

Management believes that its existing cash balances, cash generated from operations and the availability of borrowings under the Amended Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future, under existing market conditions.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





RESULTS OF OPERATIONS

1993 Compared to 1992

Broadcast revenue for 1993 was $100.7 million, an increase of $21.4 million or 27.1% from $79.3 million during 1992. This increase resulted from an increased customer base and an increase in advertising rates in both local and national advertising, an increase in revenue generated from the broadcast of Major League Baseball games (primarily due to the broadcast of the Colorado Rockies' baseball games in 1993 for the first time) and from the revenue generated at those stations operated under a LMA during 1993 but not during the 1992 period.

Agency commissions for 1993 were $10.8 million, an increase of $2.0 million or 23.6% from $8.8 million during 1992 due to the increase in broadcast revenue. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

Broadcast operating expenses for 1993 were $69.5 million, an increase of $13.7 million or 24.6% from $55.8 million during 1992. These expenses increased as a result of an increase in broadcast rights' fees for Major League Baseball games (primarily due to the broadcast of the Colorado Rockies' baseball games in 1993 for the first time), expenses incurred at the stations which were operated under a LMA during 1993 but not during the 1992 period and, to a lesser extent, increased selling and other payroll costs and programming costs.

Depreciation and amortization for 1993 was $10.2 million, an increase of $3.8 million or 59.8% from $6.4 million during 1992, primarily as a result of the implementation of the Restructuring effective January 1, 1993 using the push-down method of accounting. In accordance with the push-down method of accounting, the Company's net assets were restated to reflect current replacement value. Because the aggregate current replacement values were in excess of book value, this restatement resulted in a higher depreciable and amortizable basis for the Company's property and equipment and intangible assets.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





RESULTS OF OPERATIONS, Continued

Operating income for 1993 was $6.6 million, an increase of $9.8 million from an operating loss of $3.2 million during 1992. The 1992 period, however, includes a charge of $8.6 million primarily relating to a reduction in carrying value of assets to net realizable value for the Tampa stations. Absent this expense, operating income increased $1.2 million or 22.7% during the 1993 period compared to 1992.

Interest expense for 1993 was $2.7 million, a decrease of $11.0 million or 80.0% from $13.7 million during 1992.
Interest expense declined due to the reduced debt outstanding and a decrease in interest rates as a result of the Restructuring effective January 1, 1993 and the Refinancing in March 1993.

Net income for 1993 was $1.4 million, compared to a net loss of $23.7 million reported by the Company for 1992. The 1992 period includes an interest rate protection agreement termination expense of $7.1 million in addition to the $8.6 million charge for reduction in carrying value of assets to net realizable value. Excluding the effect of these expenses in 1992, net income for 1993 improved $9.4 million over 1992.



1992 Compared to 1991

Broadcast revenue for 1992 was $79.3 million, an increase of $6.8 million or 9.4% from $72.4 million during 1991. The increase in advertising revenue from the broadcast of Major League Baseball games (primarily due to the broadcast of the Atlanta Braves' baseball games in 1992 for the first time), together with the advertising revenue generated from the broadcast of the Denver Broncos' post-season football games in January, more than offset the period-to-period decline of nearly $1.4 million in national spot advertising. The decrease in national spot advertising reflects the decline in national radio revenue nationwide in 1992, as reported by the broadcast accounting firm Miller, Kaplan, Arase & Co.

Agency commissions for 1992 were $8.8 million, an increase of $0.6 million or 6.6% from $8.2 million during 1991. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

Broadcast operating expenses for 1992 were $55.8 million, an increase of $7.6 million or 15.7% from $48.2 million for 1991. These expenses increased primarily as a result of rights' fees and other costs to broadcast professional football and baseball and increased spending for advertising and promotion of the stations during 1992.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





RESULTS OF OPERATIONS, Continued


Depreciation and amortization for 1992 was $6.4 million, a decrease of $0.9 million or 12.2% from $7.3 million for 1991 due primarily to a decrease in amortization relating to a non-compete agreement.

Operating loss for 1992 was $3.2 million, a decrease of $9.3 million from operating income of $6.1 million for 1991. The 1992 period, however, includes a charge of $8.6 million primarily relating to a reduction in carrying value of assets to net realizable value for the Tampa stations. In the third quarter of 1992, the Company determined that there had been a permanent impairment in the carrying value of its investment in certain of its radio properties. Accordingly, based on the results of a third-party appraisal, acquisition cost allocated to FCC licenses was reduced by $8.6 million.

Interest expense for 1992 was $13.7 million, a decrease of $3.1 million or 18.3% from $16.8 million for 1991. Interest expense decreased as a result of the termination of an interest rate protection agreement (the "Swap Agreement") in February 1992. The Company did not benefit from the generally lower interest rates because the Swap Agreement not only limited the Company's risk to increases in interest rates but also the benefit from decreases in interest rates on $100 million of its debt. The termination of the Swap Agreement allowed the Company in 1992 to realize the full benefit of reduced interest rates on all of its senior indebtedness, not just that in excess of $100 million. In connection with the termination of the Swap Agreement, the Company was assessed a termination settlement amount of $7.1 million, which is reflected as an expense.

Net loss for 1992 was $23.7 million, compared to a net income of $1.5 million for 1991. However, both the Swap Agreement termination expense and the charge for reduction in carrying value are included in the 1992 results. On the other hand, 1991 includes a gain from the sale of two radio stations in January 1991 and an extraordinary item, which represents the income tax benefit of utilizing existing loss carryforwards to offset the 1991 provision for federal and state income taxes.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



CASH FLOW

Cash flows provided (used) by operating activities, inclusive of working capital, were $9.0 million, $6.8 million and ($4.4) million for 1993, 1992 and 1991, respectively. The use of cash in 1993 was primarily due to $2.5 million paid in refinancing fees and a net use of cash of $5.7 million from an increased working capital investment to support an increase in sales. Cash flows provided (used) by investing activities were ($6.0) million, ($1.7) million and $26.2 million for 1993, 1992 and 1991, respectively. In addition to capital expenditures of $2.0 million, $0.9 million and $1.2 million in 1993, 1992 and 1991, respectively, investing activities in 1993 include a $1.8 million expenditure relating to the purchase of radio station assets and a $2.0 million expenditure for the purchase of intangible assets. Investing activities in 1992 include a $1.0 million expenditure relating to the investment in the Colorado Rockies baseball franchise and 1991 includes the receipt of both the return of an escrow deposit and the net proceeds from the sale of properties in the amounts of $1.8 million and $25.4 million, respectively. Cash flows provided (used) by financing activities were $13.2 million and ($22.3) million for 1993 and 1991, principally due to the refinancing of the Company's senior debt in March 1993 plus the issuance of additional common stock, and the payment of Restructuring expenses in 1993 and the net repayment of long-term debt together with the purchase of treasury stock for 1991.

INCOME TAXES

Although the Company has significant net operating loss carryforwards for federal and other tax purposes, the Company's ability to use such losses to reduce its taxable income is severely limited because of the Restructuring. Further, as a result of the Restructuring, the net operating loss carryforwards and other tax attributes (including the tax bases in assets) will be reduced or eliminated, except to the extent the Company is permitted to apply the stock for debt exception provided under Section 108 of the Internal Revenue Code (the "Code") (see Note 12 of Notes to Consolidated Financial Statements). As a result of changes to the Code in 1993, the Company will be permitted to amortize certain intangible assets, particularly goodwill, associated with the purchase of broadcasting operation assets.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new accounting standard was adopted on January 1, 1993, as required. Such change is included in the new basis of accounting established as of January 1, 1993 through the application of push-down accounting principles and resulted in the establishment of a deferred income tax liability of approximately $6.5 million. At December 31, 1993, the Company reported a net deferred tax liability of $7.9 million and a deferred tax provision of $1.4 million. (See Note 12 of Notes to Consolidated Financial Statements for further details).

            JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 8.  Financial Statements and Supplementary Data


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
Jacor Communications, Inc.

We have audited the accompanying consolidated balance sheets of Jacor Communications, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacor Communications, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1993 the Company implemented the push-down method of accounting in connection with the financial restructuring and change in control described in Note 1.





COOPERS & LYBRAND
Cincinnati, Ohio
March 7, 1994, except for
Note 18, as to which the
date is March 16, 1994

                        JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1993 AND 1992

                                                  1993                 1992
                              ASSETS
Current assets:
  Cash and cash equivalents                   $ 28,617,599        $  9,157,383
  Restricted cash (substantially all
    restricted by senior lenders)                                    1,178,058
  Accounts receivable, less allowance for
    doubtful accounts of $1,082,000 in
    1993 and $959,000 in 1992                   19,449,289          14,801,686
  Other current assets                           1,997,149           4,394,974
           Total current assets                 50,064,037          29,532,101

Property and equipment                          23,072,887          20,862,290
Intangible assets                               84,991,361          70,037,759
Notes receivable                                   182,000             364,344
Other assets                                     1,598,244           1,203,897

            Total assets                      $159,908,529        $122,000,391

                              LIABILITIES
Current liabilities:
  Debt callable by senior lenders                                 $115,685,767
  Current portion of long-term debt                                 22,785,511
  Interest rate protection agreement
     termination fee payable                                         7,082,263
  Accounts payable                            $  2,011,460           2,190,505
  Dividends payable                                                  1,029,675
  Accrued payroll                                3,218,239           1,010,105
  Accrued interest                                   4,375           9,624,900
  Accrued federal, state and
     local income tax                            2,025,485             886,021
  Accrued restructuring expense                                      5,557,391
  Other current liabilities                      4,145,722           4,227,300
         Total current liabilities              11,405,281         170,079,438

Long-term debt                                                       2,070,670
Other liabilities                                  190,057             203,629
Deferred tax liability                           7,900,000

              Total liabilities                 19,495,338         172,353,737

Commitments and contingencies
Redeemable common stock warrants                                       487,000

                         SHAREHOLDERS' EQUITY (DEFICIT)

Convertible preferred stock, $0.10 par value,
   cumulative, redeemable, $0.77 per share
   annual dividend; 727,273 shares issued;
   683,181 shares outstanding in 1992                                   68,318
Additional paid-in capital, preferred stock                          5,263,929
Common stock, no par value, $0.10 per share
   stated value; issued shares: 19,499,812 in
   1993 and 428,015 in 1992                       1,949,982             42,802
Additional paid-in capital, common stock        136,634,368         19,497,537
Common stock warrants                               390,397            895,800
Retained earnings (deficit)                       1,438,444        (69,680,819)
                                                140,413,191        (43,912,433)
Less treasury stock, 46,586 common
     shares in 1992, at cost                                        (6,927,913)

           Total shareholders' equity (deficit) 140,413,191        (50,840,346)

           Total liabilities and
             shareholders' equity (deficit)    $159,908,529       $122,000,391


                           The accompanying notes are an integral
                       part of the consolidated financial statements.

                       JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    for the years ended December 31, 1993, 1992 and 1991


                                        1993           1992          1991


    Broadcast revenue              $100,745,089   $ 79,256,543   $ 72,444,278
         Less agency commissions     10,812,889      8,750,584      8,206,526

              Net revenue            89,932,200     70,505,959     64,237,752

    Broadcast operating expenses     69,520,397     55,782,048     48,206,072
    Depreciation and amortization    10,222,844      6,399,093      7,287,879
    Corporate general and
       administrative expenses        3,563,800      2,926,075      2,681,672
    Reduction in carrying value
       of assets to net realizable
       value                                         8,600,000

            Operating income (loss)   6,625,159     (3,201,257)     6,062,129

    Interest expense                 (2,734,677)   (13,701,483)   (16,774,570)
    Interest income                     258,857        258,165        548,336
    Gain on sale of radio stations                                 13,013,527
    Interest rate protection
      agreement termination
      expense                                       (7,082,263)
    Other income (expense), net         (10,895)        25,492       (301,897)

           Income (loss) before
             income taxes and
             extraordinary item       4,138,444    (23,701,346)     2,547,525
           Income tax expense        (2,700,000)                   (2,912,000)

           Income (loss) before
             extraordinary item       1,438,444    (23,701,346)      (364,475)
    Extraordinary item                                              1,832,000
            Net income (loss)         1,438,444    (23,701,346)     1,467,525

    Preferred stock dividends                         (526,048)      (525,932)

    Decrease in redemption value
       of redeemable common stock
       warrants                                        770,084

             Amount applicable to
               income (loss) per
               common share        $  1,438,444   $(23,457,310)  $    941,593

    Income (loss) per common share:
       Before extraordinary item      $  0.10        $(61.50)        $(2.19)
       Extraordinary item                                              4.51

             Net income (loss) per
               common share           $  0.10        $(61.50)       $  2.32

    Number of common shares used
       in per share calculation      14,504,527       381,430        405,927


                           The accompanying notes are an integral
                       part of the consolidated financial statements.

                      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    for the years ended December 31, 1993, 1992 and 1991


                        Common Stock               Preferred Stock
                     Shares  Stated Value      Shares        Par Value
- -----------------------------------------------------------------------------
Balances,
 December 31,
 1990                386,370     $ 38,637       685,191        $ 68,519
Decrease in
 redemption value
 of redeemable
 common stock
 warrants
Purchase of
 treasury stock,
 previously
 classified as
 redeemable
 common stock         41,560        4,156
Other treasury
 stock
 transactions
Conversion of
 preferred stock          85            9        (2,010)           (201)
Preferred stock
 dividend
Net income
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1991                428,015        42,802      683,181          68,318
Decrease in
 redemption value
 of redeemable
 common stock
 warrants
Expiration of
 warrants
Preferred stock
 dividend
Net loss
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1992                428,015        42,802      683,181           68,318

To give effect
 to the restruct-
 uring and to the
 application of
 push down
 accounting         8,710,655      871,065     (683,181)         (68,318)
- ------------------------------------------------------------------------------
Balances,
 January 1, 1993    9,138,670      913,867            0                0
Retirement of
 treasury stock       (46,586)      (4,659)
Issuance of
 common stock:
  Public Offering   5,462,500      546,250
  Sale to Parent    3,484,321      348,432
  1993 Rights
   Offering           345,476       34,548
  Directors'
   Subscription        80,000        8,000
  Purchase of
   KAZY(FM)           964,006       96,401
  Exercise of
   Stock Options       52,886        5,289
  Other                18,539        1,854
Net income
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1993              19,499,812    $1,949,982           0                0
==============================================================================

                         The accompanying notes are an integral part
                          of the consolidated financial statements.


                              Additional                Common
                            Paid-In Capital              Stock
                         Common      Preferred         Warrants
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1990                 $11,788,956       $ 6,339,111   $1,085,199
Decrease in
 redemption value
 of redeemable
 common stock
 warrants                 451,060
Purchase of
 treasury stock,
 previously
 classified as
 redeemable
 common stock           6,274,644
Other treasury
 stock
 transactions
Conversion of
 preferred stock           23,394           (23,202)
Preferred stock
 dividend                                  (525,932)
Net income
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1991                  18,538,054         5,789,977    1,085,199
Decrease in
 redemption value
 of redeemable
 common stock
 warrants                 770,084
Expiration of
 warrants                 189,399                       (189,399)
Preferred stock
 dividend                                  (526,048)
Net loss
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1992                  19,497,537         5,263,929      895,800

To give effect
 to the restruct-
 uring and to the
 application of
 push down
 accounting            36,994,455        (5,263,929)    (492,995)
- ------------------------------------------------------------------------------
Balances,
 January 1, 1993       56,491,992                 0      402,805
Retirement of
 treasury stock        (6,923,254)
Issuance of
 common stock:
  Public Offering      59,390,937
  Sale to Parent       19,651,571
  1993 Rights
   Offering             1,703,287
  Directors'
   Subscription           451,200
  Purchase of
   KAZY(FM)             5,436,993
  Exercise of
   Stock Options          275,914
  Other                   155,728                        (12,408)
Net income
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1993                $136,634,368                 0   $  390,397
==============================================================================


                     Retained
                     Earnings           Treasury Stock
                     (Deficit)        Shares        Amount         Total
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1990              $(47,446,998)        4,997     $ (647,713)  $(28,774,289)
Decrease in
 redemption value
 of redeemable
 common stock
 warrants                                                           451,060
Purchase of
 treasury stock,
 previously
 classified as
 redeemable
 common stock                          41,560     (6,278,800)
Other treasury
 stock
 transactions                              29         (1,400)         (1,400)
Conversion of
 preferred stock
Preferred stock
 dividend                                                           (525,932)
Net income            1,467,525                                    1,467,525
- -----------------------------------------------------------------------------
Balances,
 December 31,
 1991               (45,979,473)       46,586     (6,927,913)     (27,383,036)
Decrease in
 redemption value
 of redeemable
 common stock
 warrants                                                             770,084
Expiration of
 warrants
Preferred stock
 dividend                                                            (526,048)
Net loss            (23,701,346)                                  (23,701,346)
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1992               (69,680,819)       46,586     (6,927,913)     (50,840,346)

To give effect
 to the restruct-
 uring and to the
 application of
 push down
 accounting          69,680,819                                   101,721,097
- ------------------------------------------------------------------------------
Balances,
 January 1, 1993              0        46,586     (6,927,913)      50,880,751
Retirement of
 Treasury Stock                       (46,586)     6,927,913
Issuance of
 Common Stock:
  Public Offering                                                  59,937,187
  Refinancing                                                      20,000,003
  1993 Rights
   Offering                                                         1,737,835
  Directors'
   Subscription                                                       459,200
  Purchase of
   KAZY(FM)                                                         5,533,394
Exercise of
 Stock Options                                                        281,203
Other                                                                 145,174
Net income            1,438,444                                     1,438,444
- ------------------------------------------------------------------------------
Balances,
 December 31,
 1993               $ 1,438,444            0               0     $140,413,191
==============================================================================

                        JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended December 31, 1993, 1992 and 1991


                                           1993          1992           1991

Cash flows from operating activities:
  Net income (loss)                     $ 1,438,444   $(23,701,346) $  1,467,525
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation                        2,258,818     3,091,854      3,153,548
      Amortization of intangible assets   7,840,064     3,175,995      4,003,087
      Non-cash interest expense                         2,600,223      1,880,228
      Termination of interest rate
        protection agreement                            7,082,263
      Reduction in carrying value of
        assets to net realizable value                  8,600,000
      Provision for losses on accounts
        and notes receivable                957,749       741,926      1,153,034
      Refinancing fees                   (2,455,770)
      Increase in deferred tax liability  1,400,000
      Gain on sale of properties             (7,502)                 (13,013,527)
      Other                                (131,418)     (169,492)      (244,342)
      Change in current assets and
        current liabilities net of
        effects of acquisitions
        and disposals:
          (Increase) decrease in
            accounts receivable          (5,677,825)   (2,692,159)       621,009
          (Increase) decrease in
            other current assets          1,487,404    (3,277,830)     1,526,927
          Increase (decrease) in
            accounts payable               (268,903)      966,739     (1,196,189)
          Increase (decrease) in accrued
            payroll, accrued interest
            and other current
            liabilities                   2,119,153    10,341,295     (3,771,658)

  Net cash provided (used) by
    operating activities                  8,960,214     6,759,468     (4,420,358)



                                        (Continued)



                          The accompanying notes are an integral
                      part of the consolidated financial statements.

                       JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended December 31, 1993, 1992 and 1991
                                        (Continued)


                                           1993           1992          1991

Cash flows from investing activities:
  Return of escrow deposit                                          $ 1,800,000
  Net proceeds from sale of properties                               25,372,659
  Capital expenditures                   $(1,495,317) $  (915,270)   (1,181,047)
  Investment in baseball franchise                     (1,000,000)
  Cash paid for acquisitions              (3,871,910)
  Other                                     (160,158)     192,870       204,225
  Net cash provided (used) by
    investing activities                  (5,527,385)  (1,722,400)   26,195,837


Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                  48,000,000                  9,391,847
  Proceeds from issuance of common stock  88,301,704
  Reduction in long-term debt           (118,484,583)     (25,126)  (25,041,458)
  Purchase of treasury stock                                         (6,280,200)
  Payment of restructuring expenses       (5,061,925)                  (396,626)

  Net cash provided (used) by
    financing activities                  12,755,196      (25,126)  (22,326,437)

Net increase (decrease) in cash
  and cash equivalents                    16,188,025    5,011,942      (550,958)
Cash and cash equivalents at
  beginning of year                       12,429,574    4,145,441     4,696,399

Cash and cash equivalents at
  end of year                           $ 28,617,599  $ 9,157,383   $ 4,145,441








                          The accompanying notes are an integral
                      part of the consolidated financial statements.

                   JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    RESTRUCTURING AND CHANGE IN CONTROL

      On January 11, 1993, the Company completed a recapitalization plan that substantially modified its debt and capital structure (the
      "Restructuring"). Such Restructuring was accounted for as if it had been completed January 1, 1993. The Restructuring consisted of the following five basic parts:

      (1) An infusion of equity by Zell/Chilmark Fund L.P. (hereinafter, "Zell/Chilmark") by way of a merger (the "Merger") of a corporation wholly owned by Zell/Chilmark with and into the Company, which resulted in an equity restructuring of the Company, including:

            (i) the conversion of every share of the Company's common stock outstanding prior to the Merger into 0.0423618 shares of a new class of capital stock, the Class A Common Stock (the "New Class A Common Stock"), and warrants ("Warrants") to purchase
                  0.1611234 additional shares of a new class of non-voting common stock, the Class B Common Stock (the "New Class B Common Stock");

            (ii) the conversion of every share of the Company's preferred stock outstanding prior to the Merger, together with any accumulated and unpaid dividends thereon, into 0.2026505 shares of New Class B Common Stock, and Warrants to purchase 0.7707796 shares of New Class B Common Stock;

          (iii) the distribution of cash, at the rate of $5.74 per share and $0.20 per Warrant, in lieu of New Common Stock and Warrants to those shareholders of record who so elected, and to all holders in lieu of any fractional shares of New Common Stock or fractional Warrants; and

            (iv) the issuance to Zell/Chilmark of 1,032,060 shares of New Class B Common Stock and 593,255 Warrants to purchase that number of shares of New Class B Common Stock.

      (2) A concurrent issuance of equity securities by the Company in exchange for the cancellation of approximately $81,500,000 of debt held by the Company's senior lenders and various subordinated creditors;

      (3) The sale to Zell/Chilmark of most of the equity securities issued in exchange for such cancellation of debt and Zell/Chilmark's reoffer of Warrants acquired by Zell/Chilmark under the Restructuring to those senior lenders who retain equity securities;





      (4) The offering of rights (the "Rights") to (i) Zell/Chilmark, (ii) the Company's creditors who retained New Common Stock acquired in the Restructuring and (iii) other holders of New Common Stock who were also shareholders on November 27, 1992, to acquire in the aggregate 1,000,000 shares of New Common Stock at a price of $5.74 per share; and

      (5) An increase in the authorized capital stock to 44,000,000 shares and the reservation of 1,519,218 shares of New Common Stock for issuance after the Restructuring pursuant to a proposed new management stock option plan ("Management Options").


As a result of the Company's restructuring and merger, the Company's Amended and Restated Articles of Incorporation were amended to (i) increase the authorized capital shares of the Company to 44,000,000, (ii) authorize two classes of no par value common stock, designated the "New Class A Common Stock" and the "New Class B Common Stock", each with 20,000,000 shares authorized for the class, (collectively, the "New Common Stock"), and (iii) create two classes of no par value preferred stock, designated the "New Class A Preferred Stock" and the "New Class B Preferred Stock", each with 2,000,000 shares authorized (collectively, the "New Preferred Stock"). No New Preferred Stock has been issued.

Upon the grant by the Federal Communications Commission ("FCC") on April 23, 1993 of approval of a transfer of control of the Company to Zell/Chilmark, the New Class B Common Stock automatically converted into Class A Common Stock, the Class A Common Stock was designated "Common Stock" and shares formerly authorized as Class B Common Stock were added to increase the authorized shares of such Common Stock to 40,000,000 shares.

See Note 10 for a summary of the terms of the New Common Stock and the New Preferred Stock.

The dilution to those who were shareholders prior to the Restructuring and the resultant impact of the Restructuring on the Company's common stock ownership are as follows:

                      Equity Distribution After Restructuring(1)

                                                 Common Stock
                                                   Received
                                   Common Stock   Pursuant to
                         Common      Purchase      the 1992
                         Shares      Warrants       Rights             Percent
                        Received     Received      Offering    Primary(2)  Diluted(3)

Zell/Chilmark          7,288,931      657,668        983,344     91.44%      80.74%

Senior Creditors         402,431        -0-            -0-        4.45%       3.64%

Other Creditors           10,000       30,710          -0-        0.11%       0.37%

Preferred Shareholders
  prior to the
  Restructuring            6,416       38,355          -0-        0.07%       0.40%

Common Shareholders
  prior to the
  Restructuring          338,505    1,287,501         16,656      3.93%      14.85%

                       8,046,283    2,014,234      1,000,000    100.00%     100.00%

[FN]

(1) Does not give effect to (a) the 3,484,321 shares of Common Stock issued to Zell/Chilmark in March 1993 as part of a refinancing (see Note 8); (b) the 964,006 shares of Common Stock issued to Zell/Chilmark in July 1993 for the purchase of radio station KAZY(FM) (see Note 4); or (c) the sale of 5,462,500 shares of Common Stock by the Company in November 1993 through a public offering.

(2)   Before exercise of Warrants and Management Options.

(3) After giving effect to the exercise of Warrants but not Management Options.

2.    BASIS OF PRESENTATION


      The Company implementated the Restructuring described in Note 1 using the push-down method of accounting as if the Restructuring was consummated on January 1, 1993. Push-down accounting is a procedure whereby subsidiaries use their parent companies' purchase accounting principles in preparing their financial statements. In accordance with the push-down method of accounting, the Company's net assets were restated generally at current replacement value, the restructured debts were stated at amounts supported by the underlying documents and the accumulated deficit was adjusted to a zero balance.

      Coincident with the implementation of the aforementioned push-down accounting, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Such change resulted in the establishment of a deferred income tax liability of $6,500,000.

      A reconciliation of the Company's historical shareholders' deficit as of December 31, 1992 with shareholders' equity at January 1, 1993 as reflected in the accompanying Consolidated Statement of Shareholders' Equity for the year ended December 31, 1993 is set forth below. Such reconciliation gives effect to the Restructuring and to the application of push-down accounting.

<CAPTION)
                                                            ($000)

                                                   Additional
                            Redeemable              Paid-In
                             Common    Convertible  Capital,           Additional   Common
                  Dividends   Stock     Preferred  Preferred  Common     Paid-In     Stock
   Transaction     Payable   Warrants     Stock      Stock     Stock     Capital   Warrants
Balances,
December 31, 1992 $   1,030 $      487 $        68 $   5,264 $      43 $    19,497 $    896

Adjustments:

Exchange of
  redeemable
  common stock
  warrants for
  New Common
  Stock                           (487)                              2         485

Exchange of old
  common stock for
  New Common                                                       (43)
  Stock                                                             43

Issuance of New
  Common Stock
  to Zell/Chilmark                                                  87       4,913

Issuance of New
  Common Stock
  in Rights
  Offering                                                         100       5,640

Issuance of New
  Common Stock
  to creditors                                                     665      37,499

Cancellation of
  common stock
  warrants                                                                     896   (896)

                                                  Additional
                            Redeemable              Paid-In
                             Common    Convertible  Capital            Additional   Common
                  Dividends   Stock     Preferred  Preferred  Common     Paid-In     Stock
   Transaction     Payable   Warrants     Stock      Stock     Stock     Capital   Warrants
Issuance of New
  Common Stock
  to preferred
  shareholders and
  others and
  other preferred
  stock purchases    (1,030)                   (68)   (5,264)       17       6,202

Issuance of New
  Common Stock
  Warrants                                                                    (387)   403*

Costs of issuance
  of New Common
  Stock and Rights
  Offering                                                                  (1,125)

Forgiveness of
  indebtedness

Equity effects of
push-down
accounting:

  Adjustment of net
   asset carrying
   values                                                                   10,064

  Restructuring
   costs

  Elimination of
   accumulated
   deficit                                                                 (27,193)


Net adjustments     (1,030)      (487)        (68)   (5,264)      871       36,994    (493)


Balances,
January 1, 1993   $       0 $        0 $         0 $       0 $    914  $    56,491 $    403

[FN]
* Includes 79,275 Warrants at $0.20 each issued in connection with cancellation of indebtedness.



                         Accumulated    Treasury
   Transaction             Deficit       Stock
Balances,
December 31, 1992         $ (69,681)    $(6,928)

Adjustments:

Exchange of
  redeemable
  common stock
  warrants for
  New Common
  Stock

Exchange of old
  common stock for
  New Common
  Stock

Issuance of New
  Common Stock
  to Zell/Chilmark

Issuance of New
  Common Stock
  in Rights
  Offering

Issuance of New
  Common Stock
  to creditors

Cancellation of
  common stock
  warrants





                          Accumulated   Treasury
   TRANSACTION              Deficit       Stock
Issuance of New
  Common Stock
  to preferred
  shareholders and
  others and
  other preferred
  stock purchases

Issuance of New
  Common Stock
  Warrants

Costs of issuance
  of New Common
  Stock and Rights
  Offering

Forgiveness of
  indebtedness               47,031

Equity effects of
  push-down
  accounting:

    Adjustment of net
     asset carrying
     values

    Restructuring
     costs                   (4,543)

    Elimination of
     accumulated
     deficit                 27,193


Net adjustments              69,681           0


Balances,
January 1, 1993           $       0     $(6,928)


The effect of the Restructuring discussed above and the March
11, 1993 Refinancing together with the Zell/Chilmark private placement (see Note 8) has been reflected in the accompanying
December 31, 1993 Consolidated Balance Sheet.

Pro forma results of operations, assuming the Restructuring, and the Refinancing together with the Zell/Chilmark private placement occurred on the first day of the periods shown below, are as follows (amounts in thousands, except per share amounts):

                                                   For the Year Ended December 31, 1993
                                                  Historical    Refinancing    Total Pro
                                                 As Reported    Adjustment       Forma
Broadcast revenue.............................   $ 100,745                     $ 100,745
  Less agency commissions.....................      10,813                        10,813
    Net revenue...............................      89,932                        89,932
Broadcast operating expenses..................      69,520                        69,520
Depreciation and amortization.................      10,223                        10,223
Corporate general and administrative expenses.       3,564                         3,564
    Operating income..........................       6,625                         6,625
Interest expense..............................      (2,735)       $  485 (a)      (2,250)
Other income, net.............................         248                           248
    Income before income tax..................       4,138           485           4,623
    Income tax expense........................      (2,700)         (194)(b)      (2,894)
    Net income................................   $   1,438        $  291       $   1,729

Net income per common share...................   $   0.10                      $   0.11
Number of common shares used in per share
calculation...................................      14,505           659 (c)      15,164


                                             For the Year Ended December 31, 1992
                              Historical  Restructuring   Pro Forma to                 Total
                                  As       Pro Forma     give effect to  Refinancing    Pro
                               Reported    Adjustments    Restructuring  Adjustment    Forma
Broadcast revenue............ $  79,257                   $  79,257                 $ 79,257
 Less agency commissions.....     8,751                       8,751                    8,751
Net revenue.................     70,506                      70,506                   70,506
Broadcast operating expenses.    55,782                      55,782                   55,782
Depreciation and amortization     6,399     $ 2,635 (d)       9,034                    9,034
Corporate general and
 administrative expenses.....     2,926                       2,926                    2,926
Reduction in carrying value of
 assets to net realizable
 value........................    8,600      (8,600)(e)
Operating income (loss).....     (3,201)      5,965           2,764                    2,764
Interest expense..............  (13,701)      8,871 (f)      (4,830)    $ 2,580 (a)   (2,250)
Interest rate protection
 agreement termination
 expense......................   (7,082)      7,082 (g)
Other income, net.............      283                         283                      283
Income (loss) before
 income taxes.................  (23,701)     21,918          (1,783)      2,580          797
Income tax expense............                                             (319)(b)     (319)
  Net income (loss)...........$ (23,701)    $21,918       $  (1,783)    $ 2,261     $    478

Amount applicable to income
    (loss) per common share...$ (23,457)    $  (244)(h)   $  (1,783)                $    478

Net income (loss) per
    common share..............$ (61.50)                   $  (0.20)                 $  0.04

Number of common shares used
 in per share calculation.....      381       8,712(c)        9,093       3,484 (c)   12,577


Adjustments to the pro forma results of operations are explained as follows:

(a) To reflect the elimination of the interest associated with the restructuring debt facility and record the interest associated with the new refinancing debt facility as follows:

                                            ($000)
                                          Year Ended
                                          December 31,
                                        1993       1992
Restructuring debt interest
 included in historical financial
 statements.........................  $ (2,735)  $ (4,830)
Interest on new refinancing
 debt facility ($45,000 x 5%).......     2,250      2,250

Pro forma adjustment................  $   (485)  $ (2,580)

(b) To provide for the tax effect of pro forma adjustments using an estimated statutory rate of 40%.

(c) To provide for the change in the weighted average outstanding common shares.

(d) To adjust depreciation and amortization expense to reflect the revised expense related to the new asset bases for property and equipment and intangible assets.

Property and Equipment

      Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the assets as follows:

      Land improvements.....................       20 years
      Buildings.............................       25 years
      Equipment.............................  3 to 20 years
      Furniture and fixtures................  5 to 12 years
      Leasehold improvements................  Life of lease

Intangible Assets

      Intangible assets are amortized on the straight-line basis over the following lives:

      Goodwill..............................        40 years
      Other intangibles.....................   1 to 25 years

(e) To eliminate the write down of intangible assets due to the revaluation of assets.

(f) To reflect the elimination of the interest associated with the restructured debt and record the interest associated with the restructuring debt facility as follows:

                                                ($000)
                                              Year Ended
                                             December 31,
                                                 1992

Restructured debt interest included
  in historical statements...............    $ (13,701)
Interest on restructuring debt facility
  ($69,000 x 7%).........................        4,830

Pro forma adjustment.....................    $  (8,871)

(g) To eliminate the expense associated with the termination of the interest rate protection agreement in 1992, which termination fee was eliminated as part of the Restructuring.

(h) To eliminate the dividend and redemption premium requirement on preferred stock and redeemable common stock warrants exchanged in the Restructuring Plan.


All common share and per share data included in the financial statements and footnotes have been restated to reflect the conversion of every share of the Company's common stock outstanding prior to the Merger into 0.0423618 shares of new common stock as discussed above. The conversion was accounted for as a reverse stock split. The New Common Stock was recorded at its stated value of $0.10 per share. The difference between the stated values of common stock and the New Common Stock was credited to additional paid-in capital, common.

The basis for the application of push-down accounting is set forth below. The financial statements only include the resulting revaluations pursuant to Zell/Chilmark's 91.44% ownership of the Company. There were no revaluations recorded for the minority interest ownership of the Company.

The allocation of consideration given for the purchase of 91.44% of the Company by Zell/Chilmark is as follows:

      8,272,276 Common Shares
        at $5.74 per share                   $ 47,483,000
     629,117 new common stock Warrants
        at $0.20 per Warrant                      126,000
      New debt obligations                     62,345,000
      Assumption of certain current
        liabilities                            14,918,000
      Assumption of other liabilities           6,130,000
                                             $131,002,000


      Current assets                         $ 33,146,000
      Property and equipment                   19,845,000
      Intangible assets (primarily
        goodwill)                              76,577,000
      Notes receivable and other assets         1,434,000
                                            $131,002,000

3. ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

   Description of Business

   The Company owns and operates radio stations throughout the United States. The Company also owns a company engaged in the development and operation of a cable television system. The Company implemented a plan in 1990 to divest its non-radio station assets. See Note 5 regarding the pending sale of the Company's cable television business.

   Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Jacor Communications, Inc. and its subsidiaries.
   All significant intercompany accounts and transactions have been eliminated.

   Revenues

   Revenues for commercial broadcasting advertisements are recognized when the commercial is broadcast.

   Barter Transactions

   Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If the advertising is broadcast before the receipt of the goods or services, a receivable is recorded.

   Consolidated Statements of Cash Flows

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Income taxes aggregating $100,000, $384,000 and $1,198,000 were paid during 1993, 1992 and 1991, respectively. Interest paid was $3,107,000, $2,136,000 and $15,350,000 during 1993, 1992, and 1991, respectively. The effect of barter transactions has been eliminated (see Note
   16).

   Concentrations of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments ($20,000,000 at December 31, 1993) with two financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas of the country.


   Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation; depreciation is provided on the straight-line basis over the estimated useful lives of the assets as follows:

             Land improvements                     20 Years
             Buildings                             25 Years
             Equipment                           3 to 20 Years
             Furniture and fixtures              5 to 12 Years
             Leasehold improvements              Life of lease


   Intangible Assets

   Intangible assets are stated at cost less accumulated amortization; amortization is provided principally on the straight-line basis over the following lives:

        Goodwill                              40 Years
        Other intangibles                1 to 25 Years

   Per Share Data

   Income per share for the year ended December 31, 1993 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the year. Fully diluted income per share is not presented since it approximates income per share.

   Loss per share for the years ended December 31, 1992 and 1991 is based on the weighted average number of shares of common stock outstanding (adjusted to reflect the conversion of each share of the average number of shares outstanding into
   0.0423618 shares of New Common Stock as a result of the 1993 Restructuring) and gives consideration to the dividend requirements of the convertible preferred stock and accretion of the change in redemption value of certain common stock warrants. The Company's common stock options and convertible preferred stock were anti-dilutive and, therefore, were not included in the computations. The redeemable common stock warrants were anti-dilutive for 1992 and were not included in the computations. Such warrants were dilutive in 1991 and therefore the common shares issuable upon conversion were included in the 1991 computation.


   Interest Rate Swap Agreement

   From July 1990 through its termination in February 1992, the Company used an interest rate swap to hedge a portion of its variable rate borrowings against increases in interest rates. The interest differential to be paid or received was accrued and recognized currently as a component of interest expense. See Note 8 regarding termination of the interest rate swap agreement.


   Interest Rate Protection Agreement

   In March 1993, the Company entered into an interest rate protection agreement which provides protection against an increase in the three-month LIBOR interest rate beyond a level of 7.25%. The cost of this agreement is being amortized over the term of the agreement as a component of interest expense.

4. ACQUISITIONS

   In June 1993, the Company acquired the FCC license and certain contracts of radio station WLWA-AM (formerly WKRC-AM) in Cincinnati, Ohio for $1,600,000 cash.

   In July 1993, the Company completed the acquisition of radio station KAZY(FM) in Denver, Colorado from Zell/Chilmark under a contract dated December 1992. Zell/Chilmark had purchased that station for $5,500,000. Zell/Chilmark sold the station to the Company in consideration of the issuance of shares of the Company's Common Stock having a value, at $5.74 per share, equal to Zell/Chilmark's cost for the station plus related acquisition costs. As discussed in Note 10, 964,006 shares were issued to complete this acquisition.

   In October 1993, the Company entered into an agreement to acquire the FCC license and certain transmitter facilities of radio station KTLK(AM) (formerly KRZN in Denver, Colorado) for $1,600,000 cash. The asset purchase is subject to certain conditions, including the receipt of FCC approval. Pending the purchase of the assets, the Company entered into a Local Marketing Agreement with respect to radio station KTLK(AM).

5. DISPOSITIONS

   In January 1991, the Company sold substantially all of the assets of radio stations WMJI, located in Cleveland, Ohio, and WYHY, located in Nashville, Tennessee, for a total cash consideration of $29,750,000. Certain assets of these radio stations (principally cash and accounts receivable) were retained by the Company. The Company used the net proceeds from this sale (a) to retire $18,023,294 of its outstanding senior debt, (b) to repurchase 981,061 shares of its common stock held by its former president for $6,278,800 and (c) to reserve $1,080,000 (subject to the release by its senior lenders) for the future payment of income taxes resulting from the sale of these two radio stations. This sale resulted in a pre-tax gain of approximately $13,000,000.

   In December 1993, the Company entered into an agreement to sell the business and substantially all the assets of its wholly-owned subsidiary, Telesat Cable TV, Inc. The Company will receive approximately $2,000,000 in cash for this sale. The sale is subject to the receipt of consents from regulatory authorities and certain other conditions.


6. PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1993 and 1992 consist of the following:
                                     1993                1992

      Land and land
        improvements             $ 1,920,388         $ 3,017,834

      Buildings                    1,838,571           2,000,150

      Equipment                   17,357,880          25,093,176

      Furniture and fixtures       2,278,263           2,826,473

      Leasehold improvements       1,932,925           2,420,176
                                  25,328,027          35,357,809
         Less accumulated
          depreciation           ( 2,255,140)        (14,495,519)

                                 $23,072,887         $20,862,290

   The 1993 decrease in the cost and accumulated depreciation for property and equipment results from the implementation of the Restructuring described in Note 1 using the push-down method of accounting. In accordance with the push-down method of accounting, the Company's property and equipment were restated generally at current replacement value (see Note 2).

7. INTANGIBLE ASSETS


   Intangible assets at December 31, 1993 and 1992 consist of the following:

                                           1993         1992


      Goodwill                        $ 73,140,129  $ 75,624,470

      Other                             19,691,296    19,552,759
                                        92,831,425    95,177,229

      Less accumulated amortization     (7,840,064)  (25,139,470)

                                      $ 84,991,361  $ 70,037,759



   The 1993 decrease in accumulated amortization for intangible assets results from the implementation of the Restructuring described in Note 1 using the push-down method of accounting. In accordance with the push-down method of accounting, the Company's intangible assets were restated generally at current replacement value (see Note 2).

8. DEBT AGREEMENTS

   There is no debt outstanding at December 31, 1993.  The
   Company's debt obligations at December 31, 1992 consisted of the following:

                                                  1992


     Indebtedness under the Amended
       and Restated Bank Credit
       Agreement described below             $115,685,767

     16% Subordinated Capital Notes,
       including deferred interest of
       $2,302,518                               7,303,543

     14.5% Subordinated Notes, including
       deferred interest of $1,708,359          6,967,846

     13% Subordinated Capital Notes,
       net of unamortized discount
       of $75,585 (effective
       interest rate of 16.3%)                  2,924,415

     16.5% Deferred Interest Notes
       described below                             507,500

     Non-compete agreement                      1,875,000

     8.5% Subordinated Note due in
       January 1993 (effective interest
       rate of 11.5%)                           4,000,000

     Other                                      1,277,877
                                              140,541,948

     Less debt callable by senior lenders    (115,685,767)

     Less current maturities                  (22,785,511)

     Long-term debt                          $  2,070,670

Following completion of the Restructuring in January 1993 (see
Note 1), the Company refinanced its senior debt in March 1993 (the "Refinancing") with a new group of lenders under a new credit facility described below. With the completion of the Refinancing, the Company's senior debt was reduced from $69,000,000 to $45,000,000.

As part of this Refinancing, the Company raised $20,000,000 of additional equity from the issuance of 3,484,321 shares of Common
Stock at $5.74 per share through a private placement to Zell/Chilmark. This $20,000,000, together with available cash, funded the reduction of the Company's senior debt.

With the Refinancing, the Company entered into a new Credit Agreement (the "New Credit Agreement") in March 1993 with a group of lenders agented by Banque Paribas, with The First National Bank of Boston and Continental Bank N.A. acting as co-agents. In November 1993 the Company entered into the First Amendment to the New Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45,000,000 that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55,000,000 that expires on September 30, 1996 (the "Acquisition Facility"). Both facilities are available for acquisitions permitted under conditions set forth in the Amended Credit Agreement. The indebtedness of the Company under the two facilities is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock, and is guaranteed by those subsidiaries. The Amended Credit Agreement requires quarterly reductions of the Revolver commitments under the Amended Credit Agreement, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions under the Amended Credit Agreement. The Amended Credit Agreement contains restrictions pertaining to maintenance of financial ratios, capital expenditures, payment of dividends on distributions of capital stock and incurrence of additional indebtedness.

Interest under the Amended Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%. The spreads over the Eurodollar rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 1/2% per annum on the aggregate unused portion of the aggregate commitment on both facilities. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the Acquisition Facility.

In accordance with the terms of the New Credit Agreement, the Company entered into an interest rate protection agreement in March 1993 on the notional amount of $22,500,000 for a three year term. This agreement provides protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 3.38%.

At December 31, 1992, the Company was in default under its Amended and Restated Bank Credit Agreement (the "Old Credit Agreement") because of non-compliance with certain covenants, non-payment of interest, and non-payment of obligations on certain subordinated debt. At December 31, 1992, the amount outstanding under the Old Credit Agreement was $115,685,767.

During 1991, the Company began negotiations with all of the banks to which it was indebted under its Old Credit Agreement to restructure all of the Company's senior and subordinated debt and certain other obligations. These discussions led to the Restructuring discussed above and described in Note 1.

All of the aforementioned debt that was outstanding at December
31, 1992 was restructured in connection with the Restructuring discussed in Note 1 and subsequently refinanced.

The December 31, 1992 balance of $1,875,000 shown as due the Company's former president under his non-compete agreement with the Company was paid in full in January 1993.

In June 1989, the Company entered into an interest rate protection agreement (the "Swap Agreement") with The First National Bank of Chicago (the "Bank"). On February 3, 1992, the Bank notified the Company of its election to terminate the Swap Agreement. In connection therewith, the Bank assessed the Company a termination settlement amount, which the Bank determined to be $7,082,263. This amount is reflected as an expense in the 1992 consolidated financial statements and was included as part of the settlement reached with the Company's senior creditors in the Restructuring (see Note 1).

9.    OLD COMMON STOCK WARRANTS


      The Company's 13% Subordinated Capital Notes contained detachable warrants to purchase common stock of the Company.

      The warrants were initially recorded at their appraised value of $1.40 each. The difference between the carrying value of the warrants and the Company's estimate of the redemption value after December 31, 1990 and before the earliest put date (August 1992), including changes in interim periods, was recorded as a decrease or increase in paid-in capital over the period from date of determination to the earliest put date. Paid-in capital was increased $770,084 and $451,060 in 1992 and 1991, respectively, as a result of the decline in the Company's estimate of the redemption value during such periods. The $487,000 carrying value of the warrants equaled the Company's estimated redemption value at December 31, 1992. Any change in estimated redemption value adjusted the earnings or loss applicable to common shares, if dilutive, for purposes of computing income or loss per common share. These warrants were canceled as part of the settlement reached with the Company's subordinated creditors in the Company's Restructuring (see Note 1).

10.   CAPITAL STOCK

      Authorized and Issued Shares

      New Common Stock and New Preferred Stock

      As a result of the Company's Restructuring, the Company's Amended and Restated Articles of Incorporation were amended to increase the authorized capital shares of the Company to 44,000,000 shares, divided into three classes. The first class consists of 40,000,000 shares of New Common Stock, without par value. The second class consists of 2,000,000 shares of New Class A Preferred Stock, without par value. The third class consists of 2,000,000 shares of New Class B Preferred Stock, without par value.

      The following is a summary of the terms of the New Common
      Stock and the New Preferred Stock.

      New Common Stock

      The holders of Common Stock have no preemptive rights, and the Common Stock has no redemption, sinking fund, or conversion privileges. The holders of Common Stock are entitled to one vote for each share held on any matter submitted to the shareholders and, upon timely written request, may cumulate their votes in the election of directors. Approximately 3,500,000 shares of Common Stock at December 31, 1993 were reserved for the exercise of common stock purchase warrants and the exercise of stock options.

      New Preferred Stock

      The New Class A Preferred Stock and the New Class B Preferred Stock were created as new classes of the Company's capital stock, with 2,000,000 shares authorized for each such class. The New Class A Preferred Stock has full voting rights. The New Class B Preferred Stock has no voting rights except as otherwise provided by law or as lawfully fixed by the Board of Directors with respect to a particular series. No shares of New Preferred Stock have been issued.

      Shareholder Rights Plan

      On December 31, 1990, the Company's Board of Directors established a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, which was distributed January 14, 1991 to shareholders of record on such date. Once exercisable, each Right entitled the holder to buy 1/100 of a share of the Class B Junior Preferred Stock for $8.00. The Rights had no voting power. As a condition to the Company's Restructuring (see Note 1), Jacor's Board of Directors redeemed these rights on January 8, 1993. The redemption price of these rights was $0.001 per right.

      Preferred Stock

      In February 1988, the Company issued 727,273 shares of Class A 7% cumulative convertible preferred stock ("Eastman Preferred") to consummate the acquisition of Eastman Radio, Inc. At December 31, 1992, the Company had not paid the quarterly dividend payments due in April, July and October, 1991 and January, April, July and October, 1992.

      The Eastman Preferred shares were exchanged for either cash or New Common Stock and Warrants as part of the settlement reached with the Company's Eastman Preferred shareholders in the Company's Restructuring (see Note 1). Additionally, the liability accrued by the Company for the quarterly dividend payments discussed above was eliminated.


      Republic Broadcasting Corporation Warrants

      In connection with the 1986 acquisition of Republic Broadcasting Corporation ("RBC"), the Company issued to the three RBC operating principals, now employed by the Company in senior management capacities, warrants to purchase 34,481 shares of the Company's common stock. The appraised value of the warrants, $895,800, was credited to common stock warrants within shareholders' deficit. The warrants had an expiration date of May 14, 1997. These warrants were canceled as part of the Company's Restructuring.

      New Warrants

      Under the Restructuring, 2,014,233 Warrants to purchase
      2,014,233 shares of Common Stock were issued and recorded at their estimated fair value of $0.20 per Warrant. During the year ended December 31, 1993, 18,539 Warrants were exercised.

      The Warrants are registered Warrants issued under the Warrant Agreement between the Company and Society National Bank, as Warrant Agent. Each Warrant entitles the holder to purchase one share of Common Stock at the price of $8.30 per share by surrendering to the Warrant Agent the Warrant together with the purchase price for the shares of Common Stock being purchased. Except as provided below, the Warrants may be exercised, in whole or in part (but unless the Warrants are being exercised in full, only for whole shares of Common Stock), at any time prior to January 14, 2000, at which time the Warrants expire. The Warrants do not confer upon the holder any voting or preemptive rights, or any other rights of a shareholder of the Company.

      The Warrant exercise price and the number of shares of Common Stock issuable upon exercise are subject to adjustment in the event of a dividend or other distribution of Common Stock or securities convertible into or exchangeable for Common Stock (which shall not include options, warrants or other rights to purchase securities) on, or a subdivision or combination of, the Common Stock.

     Generally, in the event of any reclassification, capital reorganization or other similar change of outstanding shares of Common Stock or substitution of other securities of the Company for the Common Stock or in case of any consolidation or merger of the Company with or into another corporation the Company shall provide a holder of Warrants the right, by exercising the Warrants, to purchase the kind and amount of shares of stock and other securities and property which are receivable upon such event.


      Notwithstanding the foregoing, upon the happening of any sale event (as defined in the warrant), the Warrants may, at the sole discretion of the Company, automatically be converted into the right to receive the fair market value of the Warrants, whereupon the Warrants will cease to be exercisable for shares of Common Stock.


      A sale event occurred as a result of the issuance of additional Common Stock pursuant to a public offering during the fourth quarter of 1993. The Company chose not to convert the Warrants into the right to receive the fair market value and all Warrants remained outstanding in accordance with their terms. Notwithstanding this determination, upon the occurrence of any other sale event the Company may elect to convert the Warrants.

      Restricted Stock Agreements

      In June 1993, the Company entered into restricted stock agreements with certain members of the Company's Board of Directors for the purchase of 80,000 shares of the Company's Common Stock. The shares were purchased at a price of $5.74 per share and remain restricted until the first anniversary of the Directors' appointment as a member of the Board of Directors of the Company.

      Rights Offering

      In June 1993, the Company sold pursuant to a rights offering (the "1993 Rights Offering") 345,476 shares of its Common Stock at a price of $5.74 per share. Net proceeds to the Company from this offering were approximately $1,738,000.

      Issuance of Additional Common Stock

      In July 1993, the Company issued 964,006 shares of Common
      Stock to Zell/Chilmark for the purchase of radio station
      KAZY(FM) in Denver, Colorado (see Note 4).

      During the fourth quarter of 1993, the Company issued pursuant to a public offering, 5,462,500 shares of its Common Stock at a price of $12.00 per share. Net proceeds to the Company from this offering were approximately $60,000,000. Such net proceeds will be used to finance acquisitions of radio groups and/or radio stations and for general corporate purposes. Pending this application of the net proceeds, the Company used the net proceeds to repay all of its indebtedness (approximately $39,147,000) with the remaining net proceeds available for general corporate purposes.

      Old Common Stock and Old Preferred Stock

      Prior to the January, 1993 Restructuring, authorized Class A non-voting preferred stock was 1,000,000 shares of $0.10 par value each. Of this amount, 272,727 shares were undesignated and 727,273 shares were designated as a series of Class A 7% Cumulative Convertible Preferred Stock.

      Prior to the January, 1993 Restructuring, authorized Class B voting preferred stock was 1,000,000 shares of $0.10 par value each. Of this amount, 800,000 shares were undesignated and 200,000 shares were designated as a series of Class B Junior Preferred Stock. There were no shares of Class B preferred stock outstanding at December 31, 1992 and 1991.

      Prior to the January, 1993 Restructuring, the Company's
      Directors had the authority to increase the authorized Class A and Class B preferred stock up to an aggregate of 5,000,000 shares for each class.

      Prior to the January, 1993 Restructuring, authorized common stock was 20,000,000 shares. The Company's Directors had the authority to increase the authorized shares of common stock up to 25,000,000 shares.

11.   REDUCTION IN CARRYING VALUE

      In the third quarter of 1992, the Company determined that there had been a permanent impairment in the carrying value of its investment in certain of its radio properties due to a continuing decline in operating income and operating cash flows at those stations and deteriorating market conditions during the nine months ended September 30, 1992. Accordingly, based on the results of a third-party appraisal, goodwill was reduced by $8,600,000 and charged as an expense in the accompanying 1992 Consolidated Statement of Operations.

12.   INCOME TAXES

      In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new accounting standard was adopted on January 1, 1993, as required. Such change was included in the new basis of accounting established as of January 1, 1993 through the application of push-down accounting principles and resulted in the establishment of a deferred income tax liability of approximately $6.5 million.

      Income tax expense for the years ended December 31, 1993 and 1991 is summarized as follows. (There was no income tax expense for the year ended December 31, 1992):

                                 Federal      State        Total
      1993:
        Current               $  900,000   $ 400,000   $1,300,000
        Deferred               1,300,000     100,000    1,400,000
                              $2,200,000   $ 500,000   $2,700,000

      1991:
        Current               $  280,000   $ 800,000   $1,080,000
        Charge equivalent to
         amount of utilized
         loss carryforwards    1,460,000     372,000    1,832,000
                              $1,740,000  $1,172,000   $2,912,000

      The income tax benefit resulting from the utilization of the net operating loss carryforwards is included as an extraordinary item in the accompanying 1991 Consolidated
      Statement of Operations.

      The provisions for income tax differ from the amount computed by applying the statutory federal income tax rate due to the following:
                                  1993        1992        1991
Federal income taxes
  at a tax rate of 34%       $ 1,407,071  $(8,058,458) $ 866,159
Difference between book and
  tax gain on assets sold                                 89,594
Amortization not deductible 404,660 3,635,143 742,861 State income taxes, net of any current federal income tax
  benefit                        330,000                 900,000
Net operating loss carried
  forward to future years                   4,028,554
Other                            558,269      394,761    313,386
                             $ 2,700,000   $     0    $2,912,000

      As of December 31, 1993, the Company reported a net deferred tax liability of $7,900,000 and for the year then ended a deferred tax provision of $1,400,000. The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1993 are as follows:

            Property and equipment              $ 11,172,498
            Intangibles                           (1,445,854)
            Accrued expenses                        (740,790)
            Reserve for pending sale
              of assets                           (1,458,396)
            Other                                    372,542
                        Net Liability           $  7,900,000

      Tax net operating loss carryforwards expiring after 2000 approximate $23,654,000 at December 31, 1993 (including approximately $23,000,000 of tax loss carryforwards as of the effective date of the Restructuring for tax purposes). Additionally, for income tax purposes the Company has alternative minimum tax loss carryforwards of approximately $14,500,000 and alternative minimum tax credit carryforwards of $62,000 at December 31, 1993. The Company has additional net operating loss carryforwards for tax purposes of approximately $6,307,000 expiring after 1999 related to certain acquisitions. To the extent that the Company realizes the tax benefits in future years from those net operating loss carryforwards which existed at the time of the Restructuring, intangible assets will be reduced. See restrictions on the utilization of pre-Restructuring tax loss carryforwards set forth in the last paragraph on this page.

      As a result of the Company's financial difficulties prior to the Restructuring, it is anticipated that no tax liability will result from the approximately $40,000,000 of cancellation of indebtedness income that will be realized for tax purposes under the Restructuring (see Note 1). However, except to the extent the Company is permitted to avoid recognition of any such income by application of the stock-for-debt exception provided under Section 108 of the Internal Revenue Code of 1986, as amended, net operating losses, net operating loss carryforwards, and other tax attributes (including the tax bases in assets) will be reduced or eliminated.

      Further, the Company's future use of any net operating loss carryforwards which survive the Restructuring will be limited as a consequence of the ownership change under the Restructuring. As a result, it is anticipated that the Company will be permitted to utilize only a small fraction of the pre-restructuring net operating loss carryforwards (discussed above) to offset future taxable income. Accordingly, at December 31, 1993, the Company has not recognized any tax loss carryforwards for financial reporting purposes.


13.   RELATED PARTY TRANSACTIONS

      In February 1991, the Company sold the stock of its research subsidiary, Critical Mass Media, Inc. ("CMM"), to Randy Michaels, a then officer who has since become the current president of the Company, resulting in a loss of $66,000. During 1993, 1992 and 1991, the Company incurred charges of approximately $591,000, $632,000 and $664,000, respectively, for research performed by such company. The rates paid for such services are comparable to those rates charged the Company before the sale.

      Subsequent to December 31, 1993, the Company and Mr.
      Michaels formed a limited partnership for the purpose of owning all of the outstanding stock of CMM (see Note 18).

      In March 1993, a subsidiary of the Company purchased, for $800,000, two notes from a bank that had extended loans to Terry S. Jacobs, (former Chairman of the Board, President and Chief Executive Officer of the Company - see following paragraph), and to Mr. Jacobs' family partnership. The loans had unpaid balances of approximately $2,350,000. Mr. Jacobs, on behalf of his family partnership, executed a new note in the amount of $800,000 payable to the Company's subsidiary. The balance of the prior indebtedness was canceled. The note, which is personally guaranteed by Mr. Jacobs, is due in five years with interim installments of principal payable quarterly. The note was amended in July, 1993 to bear interest at 7% and is collateralized by a pledge of substantially all of the stock and warrants in the Company owned by Mr. Jacobs and his family partnership. Based upon the fact that the note is collateralized by a pledge of the Company's securities and because these securities constituted a substantial portion of Mr. Jacobs' assets, the Company recorded an allowance for loss on the full amount of the note. Such transaction was accounted for as part of the Restructuring. Such allowance for loss will be reduced as payments on the note, if any, are made.

      In June 1993, Mr. Jacobs resigned as Chairman, President and Chief Executive Officer of the Company. In November 1993, Mr. Jacobs resigned as a director due to potential conflicts of interest resulting from Mr. Jacobs' new business venture. Mr. Jacobs continues to serve the Company under a four-year consulting agreement. The consulting agreement provides that (i) Mr. Jacobs will receive for his services $64,000 in 1993; $247,250 in 1994; $233,250 in 1995; $219,250 in 1996
      and $155,250 in 1997 and will apply any payments he receives to any balance due under the aforementioned note and (ii) Mr. Jacobs will receive in lieu of his former employment agreement $207,292 in 1993 and $93,750 in 1994.

14.  STOCK OPTIONS

      1993 Stock Option Plan

      Under the Company's 1993 stock option plan, options to acquire up to 1,519,218 shares of common stock can be granted to officers and key employees at no less than 100% of the fair market value of the underlying stock on the date of grant. The plan permits the granting of non-qualified stock options as well as incentive stock options. The outstanding options will be adjusted to reflect stock splits, stock dividends, etc. (anti-dilutive provisions). The plan will terminate no later than February 7, 2003. Information pertaining to the plan for the year ended December 31, 1993 is as follows:


                                    Number of      Option Price
                                      Shares         Per Share
Outstanding at beginning of year            0
Granted                             1,535,910     $5.74 - $6.46
Exercised                             (55,980)        $5.74
Surrendered                          (114,310)    $5.97 - $6.46
Outstanding at end of year          1,365,620     $5.74 - $6.46
Exercisable at end of year            370,500         $5.74
Available for grant at end of year     97,618


      The options vest 30% per year for the first two years after issuance and 20% per year for each of the next two years thereafter. The exercise price of the options that vested upon grant is $5.74 per share, and the options that subsequently vest on each anniversary of the grant date have an exercise price 4% greater than the options that vested in the previous year. Once an option vests, the exercise price for that option is fixed for the remaining term of the option.

      1989 Stock Option Plan

      Under the Company's 1989 stock option plan, options to acquire up to 33,890 shares of common stock could be granted to officers and key employees at no less than 100% of the fair market value of the underlying stock on the date of the grant. The outstanding options will be adjusted to reflect stock splits, stock dividends, etc. (anti-dilutive provisions). The plan will terminate in March 1999. Information pertaining to the plan for the years ended December 31, 1993, 1992 and 1991 is as follows:

                                     Number of     Option Price
                                      Shares        Per Share
                  1993:
Outstanding at beginning of year      10,590     $32.58 - $132.90
Granted                                    0
Exercised                                  0
Canceled                             (10,590)    $32.58 - $132.90
Outstanding at end of year                 0
Exercisable at end of year                 0
Available for grant at end of year    33,890

                  1992:
Outstanding at beginning of year      10,590     $32.58 - $132.90
Granted                                    0
Exercised                                  0
Expired                                    0
Outstanding at end of year            10,590     $32.58 - $132.90
Exercisable at end of year            10,590     $32.58 - $132.90
Available for grant at end of year    23,300

                  1991:
Outstanding at beginning of year       2,965          $132.90
Granted                                7,625          $ 32.58
Exercised                                  0
Expired                                    0
Outstanding at end of year            10,590     $32.58 - $132.90
Exercisable at end of year            10,590     $32.58 - $132.90
Available for grant at end of year    23,300


      1982 Incentive Stock Option Plan

      Under the Company's 1982 incentive stock option plan, options to acquire up to 21,180 shares of common stock could be granted to officers and key employees at no less than 100% of the fair market value of the underlying stock on the date of the grant. Options granted under the plan generally have a maximum term of five years and are generally exercisable immediately. The outstanding options will be adjusted to reflect stock splits, stock dividends, etc. (anti-dilutive provisions). As part of the Restructuring, the options outstanding at December 31, 1992 were canceled. Since the plan expired in March 1992 no new grants can be made under this plan.


      Information pertaining to the plan for the years ended
      December 31, 1992 and 1991 is as follows:

                                    Number of      Option Price
                                     Shares         Per Share

                  1992:
Outstanding at beginning of year      18,194    $ 32.58 - $ 35.65
Granted or reissued                        0
Exercised                                  0
Surrendered                                0
Expired                                    0
Outstanding at end of year            18,194    $ 32.58 - $ 35.65
Exercisable at end of year            18,194    $ 32.58 - $ 35.65
Available for grant at end of year         0


                  1991:
Outstanding at beginning of year      12,666    $ 47.21 - $168.78
Granted or reissued                   18,194    $ 32.58 - $ 35.65
Exercised                                  0
Surrendered                          (10,548)   $ 47.21 - $160.76
Expired                               (2,118)   $153.44 - $168.78
Outstanding at end of year            18,194    $ 32.58 - $ 35.65
Exercisable at end of year            18,194    $ 32.58 - $ 35.65
Available for grant at end of year         0



      Directors' Stock Options

      In May 1993, the Company granted nonqualified stock options to purchase up to 40,000 shares of the Company's common stock to certain members of the Company's Board of Directors at a minimum exercise price of $5.74 per share, which price was the per share purchase price of common stock in the June 1993 rights offering. These options have the same exercise prices and vesting schedules as the options issued pursuant to the 1993 Stock Option Plan.

15.  COMMITMENTS AND CONTINGENCIES

      Lease Obligations

      The Company and its subsidiaries lease certain land and facilities used in their operations, including local marketing agreements for certain radio stations. Future minimum rental payments under all noncancellable operating leases as of December 31, 1993 are payable as follows:

                       1994               $ 2,611,000
                       1995                 2,232,000
                       1996                 2,181,000
                       1997                 2,080,000
                       1998                 1,760,000
                       Thereafter           2,876,000
                                          $13,740,000

      Rental expense was approximately $2,991,000, $2,379,000 and $2,229,000 for the years ended December 31, 1993, 1992 and 1991, respectively.


      Legal Proceedings

      The Company is a party to various legal proceedings. In the opinion of management, all such matters are adequately covered by insurance or if not so covered, are without merit or are of such kind, or involve such amounts, which would not have a significant effect on the financial position or results of operations of the Company.

16.   BARTER TRANSACTIONS

      Barter revenue was approximately $5,061,000, $3,905,000 and $3,608,000 in 1993, 1992 and 1991, respectively. Barter expense was approximately $4,941,000, $3,572,000 and $3,232,000 in 1993, 1992 and 1991, respectively.

      Included in accounts receivable and accounts payable in the accompanying consolidated balance sheets for 1993 and 1992 are barter accounts receivable (merchandise or services due the Company) of approximately $1,040,000 and $1,112,000, respectively, and barter accounts payable (air time due supplier of merchandise or service) of approximately $874,000 and $784,000, respectively.

17.   RETIREMENT PLAN

      The Company maintains a defined contribution retirement plan covering substantially all employees who have met eligibility requirements. The Company matches 50% of participating employee contributions, subject to a maximum contribution by the Company of up to 1 1/2% of such employee's annual compensation. Total expense related to this plan was $237,875, $228,851 and $173,308 in 1993, 1992 and 1991, respectively.


18.   SUBSEQUENT EVENTS

      Formation of Partnership

      Effective January 1, 1994, a subsidiary of the Company and a corporation wholly owned by Mr. Michaels, the Company's president, formed a limited partnership (the "Partnership") in a transaction whereby the Partnership now owns all of the CMM stock and Mr. Michaels' corporation owns a 95% limited partnership interest in the Partnership. The Company's subsidiary obtained a 5% general partnership interest in exchange for its contribution of approximately $126,000 cash to the Partnership. The Company initiated this transaction primarily to allow Mr. Michaels to focus his full time and energy to the Company and its business and the Company's subsidiary is now the sole manager of the Partnership's business.

      In connection with the formation of the Partnership, the Company agreed that Mr. Michaels' corporation has the right between January 1, 1999 and January 1, 2000 to put its limited partnership interest to the Partnership's general partner in exchange for 300,000 shares of Common Stock. If the put is not exercised by January 1, 2000, the general partner has the right to call the limited partnership interest prior to 2001 in exchange for 300,000 shares of Common Stock. In addition, if certain events occur prior to January 1, 1999 including without limitation, Mr. Michaels' termination as President of the general partner, a reduction of Mr. Michaels' annual base salary by more than 10%, or generally any transaction by which any person or group other than Zell/Chilmark shall become the owner of more than 30% of the outstanding voting securities of the Company or Zell/Chilmark fails to have its designees constitute at least a majority of the members of the general partner's Board of Directors, then Mr. Michaels' corporation will have the right to either (a) purchase the Company's general partnership interest at a price generally equal to the balance of the partnership capital account, or (b) sell its limited partnership interest to the general partner in exchange for 300,000 shares of Common Stock.



      Acquisition of Radio Station

      In March 1994, the Company entered into an agreement to acquire the assets of radio station WIMJ(FM) in Cincinnati, Ohio for $9,500,000. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions. Pending consummation of the transaction, the Company has entered into a Local Marketing Agreement which commences April 7, 1994, and will expire on the purchase date.

      The acquisition of WIMJ(FM) is not expected to have a material effect on the Company's operations.

Supplementary Data

Quarterly Financial Data
for the years ended December 31, 1993 and 1992 (Unaudited)

                            First        Second        Third           Fourth
                           Quarter       Quarter      Quarter         Quarter

1993
Net revenue             $15,082,834   $24,696,266   $26,306,483     $23,846,617
Operating income (loss)  (1,723,332)    2,561,201     3,353,970       2,433,320
Net income (loss)        (1,067,101)      735,732       893,318         876,495
Net income (loss) per
   common share (1)         (0.10)          0.05          0.06            0.05


1992
Net revenue             $13,127,783   $18,866,015   $20,054,483     $18,457,678
Operating income (loss)  (1,560,187)    2,594,846    (5,847,962)      1,612,046
Net loss                (11,728,279)(2)  (936,463)   (9,177,495)(3)  (1,859,109)
Net loss per common
   share (4)              (30.11)         (2.11)       (24.06)          (5.22)


[FN]


NOTES:

   (1) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported as per share amounts are computed independently for each quarter.

   (2) Includes a charge of $7,082,263 related to the termination of an interest rate protection agreement (see Note 8 of Notes to Consolidated Financial Statements).

   (3) Includes a charge of $8,600,000 related to a reduction in the carrying value of certain of the Company's radio properties (see Note 11 of Notes to Consolidated Financial Statements).

   (4) Adjusted to reflect the conversion of the average number of shares outstanding into 0.0423618 shares of New Common Stock as a result of the 1993 Restructuring. See Note 1 of Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure


                        None.

                   JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                      PART III



Item 10. Directors and Executive Officers of Registrant

The information set forth under the captions "Election of Directors," "Board of Directors, Its Committees, Meetings and Functions," and "Security Ownership of Certain Beneficial Owners and Management-Reports of Changes in Beneficial Ownership" contained in the Company's definitive Proxy Statement to be filed during April, 1994 for the Annual Meeting of Shareholders presently scheduled to be held on May 18, 1994, is incorporated herein by reference. Certain information with respect to the executive officers of Registrant is set forth under the caption "Executive Officers of Registrant" appearing at the end of Part I of this Report.


Item 11. Executive Compensation

The information set forth under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed during April, 1994 for the Annual Meeting of Shareholders presently scheduled to be held on May 18, 1994, is incorporated herein by reference, except that the information required by Items 402(k) and
(l) of Regulation S-K which appear within such caption under the sub-headings "Compensation Committee Report" and "Stock Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1993 or the Securities Exchange Act of 1934.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management," contained in the Company's definitive Proxy Statement to be filed during April, 1994 for the Annual Meeting of Shareholders presently scheduled to be held on May 18, 1994, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy
Statement to be filed during April, 1994 for the Annual Meeting of Shareholders presently scheduled to be held on May 18, 1994, is incorporated herein by reference.

                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                       PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

      (a) List of Documents filed as part of this Report:

            (1) Financial Statements
                  The financial statements of Registrant as set
             forth under Item 8 of this Report on Form 10-K

                                                     Page Number

            (2) Financial Statement Schedules

                Report of Coopers & Lybrand,
                  Independent Accountants                 83

                Schedule V - Property and Equipment      117

                Schedule VI - Accumulated Depreciation
                  of Property and Equipment              118

                Schedule VIII - Valuation and Qualifying
                  Accounts and Reserves                  119

                Schedule X - Supplementary Income
                  Statement Information                  120

                    Schedules other than those listed
                    above are omitted for the reason
                    that they are not applicable or are
                    not required or the information is
                    included in the financial statements
                    or notes thereto.

            (3)  Exhibits

                  Reference is made to the exhibit index
                  commencing on page 84 hereof, listing
                  the exhibits included as part of this
                  Report

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, Continued




      (b) Reports on Form 8-K:

            No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                 JACOR COMMUNICATIONS, INC, AND SUBSIDIARIES




                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JACOR COMMUNICATIONS, INC.
                                         (The Company)



Date  March 29, 1994           By  /s/ R. Christopher Weber
                                    R. Christopher Weber,
                                    Senior Vice President and
                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date  March 29, 1994                    /s/ Randy Michaels
                                          Randy Michaels,
                                        President, Co-Chief
                                   Operating Officer and Director
                                   (Principal Executive Officer)





Date  March 29, 1994                  /s/ Robert L. Lawrence
                                        Robert L. Lawrence,
                                      Co-Chief Operating Officer
                                            and Director





Date  March 29, 1994                   /s/ David M. Schulte
                                          David M. Schulte,
                                        Chairman and Director

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Date  March 29, 1994                   /s/ John W. Alexander
                                         John W. Alexander,
                                              Director




Date  March 29, 1994                  /s/ Rod F. Dammeyer
                                          Rod F. Dammeyer,
                                              Director




Date  March 29, 1994                    /s/ F. Philip Handy
                                            F. Philip Handy,
                                               Director




Date  March 29, 1994                      /s/ Marc Lasry
                                               Marc Lasry,
                                                Director




Date  March 29, 1994                       /s/ Samuel Zell
                                             Samuel Zell,
                                                Director




Date  March 29, 1994                  /s/ R. Christopher Weber
                                       R. Christopher Weber
                                     Senior Vice President and
                                      Chief Financial Officer
                                     (Principal Financial and
                                        Accounting Officer)

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES










                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Jacor Communications, Inc.

Our report on the consolidated financial statements of Jacor Communications, Inc. and Subsidiaries is included on page 37 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 79 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND
Cincinnati, Ohio
March 7, 1994

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit     Name and Description/Location

 2.1 Restructuring Agreement dated as of September 30, 1992 between the Registrant and Zell/Chilmark Fund L.P., effective September 22, 1992. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated September 22, 1992. *

 2.2 Amended Agreement of Merger by and among the Registrant, Zell/Chilmark Fund L.P. and JCI Merger
            Corporation. Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4, effective
            December 18, 1992.  *

 2.3        Plan of Merger among Z/C Radio Acquisition, Inc. and
            Jacor Broadcasting of Colorado, Inc. and the
            Registrant. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 21, 1993.*

 2.4 Asset Purchase Agreement (excluding exhibits and schedules not deemed material) between Summit-Denver Broadcasting Corporation and Z/C Radio Acquisition, Inc. dated December 3, 1992. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 21, 1993. *

 2.5 Letter of Intent dated October 14, 1993 relating to the sale of Telesat. Incorporated by reference to Exhibit
            2.5 to the Registration Statement on Form S-1, filed on October 18, 1993. *

 2.6 Sale and Purchase Agreement dated October 15, 1993 between Jacor Broadcasting of Colorado, Inc. and Genesis Broadcasting, Inc. (excluding schedules and exhibits not deemed material). Incorporated by reference to Exhibit 2.6 to the Registration Statement on Form S-1, filed on October 18, 1993. *

 2.7 Asset Purchase Agreement dated December 17, 1993 between Jacor Cable, Inc. and Crisler Capital Company, Limited Partnership (excluding exhibits and schedules not deemed material). See pages 92 through 112.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX




Exhibit     Name and Description/Location


 3.1        Amended and Restated Articles of Incorporation of the
            Registrant. Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, effective
            January 22, 1993.  *

 3.2        Amended and Restated Code of Regulations of the
            Registrant. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, filed on June 28, 1993. *

 4.1 Specimen Common Stock Certificate. Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-A, dated January 12, 1993. *

 4.2 Credit Agreement dated as of March 5, 1993, among the Registrant; the Banks named therein; Banque Paribas, as Agent; and The First National Bank of Boston and Continental Bank N.A., as Co-Agents (omitting exhibits not deemed material or filed separately in executed form). Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 11, 1993. *

 4.3 Commitment letters dated October 14, 1993 from Banque Paribas, as Agent, The First National Bank of Boston and Continental Bank N.A., as co-agents, and Society National Bank to amend the Credit Agreement dated as of March 5, 1993. Incorporated by reference to Exhibit
            4.3 to the Registration Statement on Form S-1, filed on October 18, 1993. *

 4.4 Pledge Agreement dated as of March 5, 1993, by and between the Registrant and Banque Paribas, as Agent.
            Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 11, 1993. *

 4.5 Security Agreement dated as of March 5, 1993, by and between the Registrant and Banque Paribas, as Agent (omitting exhibits not deemed material). Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 11, 1993. *

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX




Exhibit     Name and Description/Location

 4.6        Consolidated Amended and Restated Intercompany Demand
            Note issued to the order of the Registrant by Jacor Broadcasting of Atlanta, Inc. dated March 11, 1993. (1) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 11, 1993. *

 4.7 Amended and Restated Intercompany Security Agreement and Financing Statement, dated as of March 5, 1993, among the Registrant and various of its subsidiaries (omitting exhibits not deemed material). Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 11, 1993. *

 4.8 Subsidiary Guaranty, dated as of March 5, 1993, by various subsidiaries, and their affiliates, of the Registrant, in favor of Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K dated March 11, 1993. *

 4.9 Subsidiary Security Agreement, dated as of March 5, 1993, by and among various subsidiaries, and their affiliates, of the Registrant and Banque Paribas, as Agent (omitting exhibits not deemed material). Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated March 11, 1993. *

 4.10 Pledge Agreement, dated as of March 5, 1993, by and between Jacor Broadcasting of Atlanta, Inc. and Banque Paribas, as Agent. Incorporated by reference to
            Exhibit 4.8 to the Current Report on Form 8-K dated
            March 11, 1993.  *

 4.11 Deed to Secure Debt and Security Agreement, dated as of March 5, 1993, by and between Jacor Broadcasting of
            Atlanta, Inc. and Banque Paribas, as Agent.
            Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K dated March 11, 1993. *

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX





Exhibit     Name and Description/Location

 4.12 Deed of Trust and Security Agreement, dated as of March 5, 1993, between Jacor Broadcasting of Colorado, Inc. and the Public Trustee in the County of Douglas and the State of Colorado. Incorporated by reference to
            Exhibit 4.10 to the Current Report on Form 8-K dated
            March 11, 1993.  *

 4.13 Open-End Mortgage, Assignment of Rents and Leases and Security Agreement, dated March 5, 1993, by and between Jacor Broadcasting Corporation and Banque Paribas, as Agent. (2) Incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K dated March 11, 1993. *

 4.14 Revolving Note issued by the Registrant to Banque Paribas, dated March 11, 1993 in the principal amount of $9,000,000.00. (3) Incorporated by reference to
            Exhibit 4.12 to the Current Report on Form 8-K dated
            March 11, 1993.  *

 4.15 Acquisition Note issued by the Registrant to Banque Paribas, dated March 11, 1993 in the principal amount of $11,000,000.00. (4) Incorporated by reference to
            Exhibit 4.13 to the Current Report on Form 8-K dated
            March 11, 1993.  *

 4.16 Trademark Security Agreement, dated as of March 5, 1993, by Registrant in favor of Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K dated March 11, 1993. *

 4.17 Subsidiary Trademark Security Agreement, dated as of March 5, 1993, by Jacor Broadcasting of Tampa Bay, Inc. in favor of Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K dated March 11, 1993. *

 4.18 (+) Restricted Stock Agreement dated as of June 23, 1993 by and between the Registrant and Rod F. Dammeyer. (5)
            Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q dated August 13, 1993. *

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX





Exhibit     Name and Description/Location

 4.19 (+) Stock Option Agreement dated as of June 23, 1993 between the Registrant and Rod F. Dammeyer covering 10,000 shares of the Registrant's common stock. (6) Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q dated August 13, 1993.*

 4.20 First Amendment to Credit Agreement dated as of November 15, 1993 among the Registrant; the Banks named therein; Banque Paribas, as Agent, The First National Bank of Boston and Continental Bank N.A. as co-agents (omitting exhibit filed separately in executed form), to amend the Credit Agreement dated as of March 5, 1993. Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-1 Registration Statement filed on November 16, 1993. *

 4.21 First Amendment to Subsidiary Guaranty, dated as of November 15, 1993, by various subsidiaries, and their affiliates, of the Registrant, in favor of Banque Paribas, as Agent, to amend the Subsidiary Guaranty dated as of March 5, 1993. Incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Form S-1 Registration Statement filed on November 16, 1993. *

10.1 Shareholder Agreement dated as of September 20, 1992 among Zell/Chilmark Fund L.P. and Terry S. Jacobs, William W. Cowgill, Michael J. Rozen and Philip A. Mason. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated September 22, 1992. *

10.2 Preferred Shareholder Agreement dated as of October 21, 1992 by and between William K. Burton and the Registrant. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, effective
            December 18, 1992.  *

10.3 Preferred Shareholder Agreement dated as of October 19, 1992 by and between Gerald J. Schubert and the Registrant. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, effective
            December 18, 1992.  *

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX





Exhibit     Name and Description/Location

10.4        Letter agreement dated December 14, 1992 of Terry S.
            Jacobs, Robert L. Lawrence and Randy Michaels in favor of David M. Schulte and Samuel Zell. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, effective December 18, 1992. *

10.5 Promissory Note, dated as of March 2, 1993, issued to the Registrant by JFP Holdings Limited Partnership. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3, filed on April 19, 1993. *

10.6 Guarantee, effective as of March 2, 1993, issued to the Registrant by Terry S. Jacobs. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3, filed on April 19, 1993. *

10.7 Pledge Agreement, effective as of March 2, 1993, executed by Terry S. Jacobs in favor of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-3, filed on April 19, 1993. *

10.8 Pledge Agreement, effective as of March 2, 1993, executed by JFP Holdings Limited Partnership in favor of the Registrant. Incorporated by reference to
            Exhibit 10.4 to the Registration Statement on Form S-3, filed on April 19, 1993. *

10.9 (+)    Consulting Agreement between Terry S. Jacobs and the
            Registrant dated July 28, 1993. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, filed on October 18, 1993. *

10.10 Amended and Restated Promissory Note, dated as of March 2, 1993 and amended on July 28, 1993, issued to the Registrant by JFP Holdings Limited Partnership. Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, filed on October 18, 1993. *

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX



Exhibit     Name and Description/Location

10.11 Modification and Restatement of Guarantee, effective as of July 28, 1993, issued to the Registrant by Terry S. Jacobs. Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, filed on October 18, 1993. *

10.12 Amendment to Loan Documents, dated as of July 28, 1993, among the Registrant, JFP Holdings Limited Partnership, and Terry S. Jacobs. Incorporated by reference to
            Exhibit 10.12 to the Registration Statement on Form S-1, filed on October 18, 1993. *

10.13 (+)   Jacor Communications, Inc. 1993 Stock Option Plan.
            Incorporated by reference to Exhibit 99 to the Quarterly Report on Form 10-Q dated August 13, 1993. *

11 Statement re computation of per share earnings. See page 113.

21          Subsidiaries of Registrant.  See page 114.

23.1        Consent of Independent Accountants.  See page 115.

99.1        Press Release dated March 16, 1994.  See page 116.



*  Incorporated by reference as indicated.

+  Management Contracts and Compensatory Arrangements.

(1) Identical notes were issued by the following subsidiaries:
      Jacor Broadcasting of Colorado, Inc.
      Jacor Broadcasting of Florida, Inc.
      Jacor Broadcasting of Knoxville, Inc.
      Jacor Broadcasting of Tampa Bay, Inc.
      Jacor Cable, Inc.
      Jacor Broadcasting Corporation
      Georgia Network Equipment, Inc.
      Broadcast Finance, Inc.

(2) A substantially similar document was entered into by Jacor
    Broadcasting of Florida, Inc. relating to real property located in the State of Florida.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX





Exhibit     Name and Description/Location


(3) Substantially identical notes were issued to the following payees in the following principal amounts:

            Payee                               Amount

      The First National Bank of Boston..... $ 9,000,000.00
      Continental Bank N.A.................. $ 9,000,000.00
      Society National Bank................. $ 9,000,000.00
      Union Bank............................ $ 9,000,000.00


(4) Substantially identical notes were issued to the following payees in the following principal amounts:

             Payee                               Amount

      The First National Bank of Boston..... $11,000,000.00
      Continental Bank N.A.................. $11,000,000.00
      Society National Bank................. $11,000,000.00
      Union Bank............................ $11,000,000.00

(5) Substantially identical documents were entered into with John W. Alexander, F. Philip Handy and Marc Lasry covering
    20,000, 30,000 and 10,000 shares of common stock, respectively.

(6) Identical documents were entered into with John W. Alexander,
    F. Philip Handy and Marc Lasry.

                                                     EXHIBIT 2.7

                           ASSET PURCHASE AGREEMENT


      This ASSET PURCHASE AGREEMENT (this "Agreement") is made as of the 17th day of December, 1993, by and between CRISLER CAPITAL
COMPANY, LIMITED PARTNERSHIP, a Delaware limited partnership
("Buyer") and JACOR CABLE, INC., a Kentucky corporation
("Seller").

                                   RECITALS:

      WHEREAS, Seller (under the d/b/a "Telesat Cable TV") is currently engaged in the business of providing cable television services in the counties of Boone and Grant, Kentucky; and

      WHEREAS, Buyer desires to purchase, and Seller desires to sell, substantially all the operating assets of Seller used in connection with said business.

      NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the parties agree as follows:


                                   SECTION 1

                              CERTAIN DEFINITIONS

      As used in this Agreement, each of the following terms shall have the following meanings:

      1.1 "Acquired Assets" shall mean the following assets owned and/or held by Seller and used in the CATV Business:

            1.1.1 The tangible personal property, electronic devices, trunk and distribution cable, towers, amplifiers, power supplies, conduit, vaults and pedestals, grounding and pole hardware, subscriber's devices and "headend" (origination, earth stations, transmission and distribution system) hardware described on Schedule 1.1.1 hereto (collectively, the "Equipment").

            1.1.2 The office furniture, computer hardware and software, fixtures and leasehold improvements described on
Schedule 1.1.2 hereto (collectively, the "Furniture and
Fixtures");

            1.1.3 The vehicles described on Schedule 1.1.3 hereto (collectively, the "Vehicles");

            1.1.4 The following general intangibles: subscriber lists, the trade names "Telesat Cable T.V." and "Telesat" and any derivation thereof and the goodwill associated with the CATV
Business (collectively, the "Intangibles");

            1.1.5  The franchises and licenses described on Exhibit
1.1.5 (the "Licenses");

            1.1.6 The pole attachment rights, buried cable agreements and easements described on Schedule 1.1.6 hereto
(collectively, the "CATV Instruments");

            1.1.7  The contracts and agreements described on
Schedule 1.1.7 hereto (collectively, the "Assigned Contracts");

            1.1.8  The real property leases described on Schedule
1.1.8 hereto (collectively, the "Real Property Leases"); and

            1.1.9 All of Seller's records, files, books, logs and other materials relating exclusively to the operation of the CATV
Business, but specifically excluding those books and records identified at Section 1.9.3 below.

      1.2   "Assumed Liabilities" shall consist of the following:

            1.2.1 Liabilities arising after the Closing Date under any of the Licenses, CATV Instruments, Assigned Contracts or Real
Property Leases, but only with respect to the performance thereunder subsequent to the Closing Date; and

            1.2.2 All other liabilities which are incurred and arise out of or relate to the ownership or use of the Acquired
Assets after the Closing Date or the operation of the CATV
Business after the Closing Date.

      1.3   "CATV" shall mean cable television.

      1.4 "CATV Business" shall mean all of the Acquired Assets and CATV System as presently operated by Seller in the Counties of Boone and Grant, Kentucky.

      1.5 "CATV System" shall mean Seller's complete CATV reception and distribution system consisting of one or more headends, trunk cable, subscriber drops and associated electronic equipment.

      1.6 "Closing" and "Closing Date" shall refer to the meeting for the purposes of concluding the transactions contemplated by this Agreement, to be held at the place and on the date specified in Section 6 of this Agreement.

      1.7   "Communications Act" means the Communications Act of
1934, as amended.

      1.8 "Copyright Act" means the Copyright Act of 1976, as amended.

      1.9 "Excluded Assets" shall mean those assets which are not specifically identified as Acquired Assets, and which shall not be transferred to the Buyer hereunder; these Excluded Assets include, without limitation:

            1.9.1  Cash and cash equivalents (or similar
investments), including without limitation, bank accounts;

            1.9.2 The names "Jacor" and "Jacor Cable, Inc." and any derivation, form of combination thereof;

            1.9.3 All of Seller's minute books, stock transfer records, accounting information and books of account, tax information and tax returns, and all similar corporate records;

            1.9.4 All insurance policies benefitting Seller and pertaining to the CATV Business, and all rights of Seller of every nature and description under or arising out of such insurance policies;

            1.9.5 Claims for refund of taxes paid by Seller and its respective affiliates imposed with respect to the CATV
Business; and

            1.9.6 All rights of Seller under this Agreement and the agreements and instruments delivered to Seller by Buyer pursuant to this Agreement.

      1.10  "FAA" means the Federal Aviation Administration.

      1.11  "FCC" means the Federal Communications Commission.

      1.12 "Knowledge" shall mean to the best of the actual knowledge of Seller or Buyer, as the case may be, after such party has made due inquiry of its officers, employees or agents who would be expected to have knowledge of the matter.

      1.13 "Security Interest" shall mean any mortgage, lien, security agreement, pledge, option, charge, restrictive agreement, encumbrance, restraint on transfer, or claim against title with respect to any of the Acquired Assets.

      1.14 "Tax" and "Taxes" shall mean all taxes, charges, fees, levies, or other assessments, including without limitation, income, excise, property, real estate, sales, payroll, and franchise taxes imposed by the United States or any state, county or local government, subdivision or agency thereof. Such terms shall also include any interest or penalties payable in connection with such taxes, charges, fees, levies or other assessments.


                                   SECTION 2

                               SALE AND PURCHASE

      2.1 Sale and Purchase of the Acquired Assets. Subject to the terms and conditions of this Agreement, and in reliance on the accuracy of the representations and warranties made by each party to the other, at the Closing and on the Closing Date, Seller agrees to sell, assign and deliver to Buyer, and Buyer agrees to purchase and accept assignment and delivery from Seller, all of Seller's right, title and interest in and to the Acquired Assets (expressly excluding all Excluded Assets) for the Purchase Price (as defined in Section 2.2).

      2.2 Purchase Price. The aggregate amount to be paid by Buyer to Seller for the Acquired Assets shall be Two Million Dollars ($2,000,000) (the "Purchase Price"). The Purchase Price shall be paid by Buyer to Seller at the Closing by wire transfer of funds in accordance with the following wiring instructions:

      Account Name:  Jacor Cable, Inc. Depository
      Bank:          Fifth Third Bank of Northern Kentucky
      Account No.:   767-92155
      ABA No.:       042100230

      2.3 Allocation of Purchase Price. The Purchase Price shall be allocated among the Acquired Assets as follows:

            2.3.1  Equipment                 $1,830,000
            2.3.2  Furniture and Fixtures        30,000
            2.3.3  Vehicles                      40,000
            2.3.4  Gov't/Reg. Franchises        100,000
                   Total                     $2,000,000

      Seller and Buyer agree, if applicable, that they will each file Internal Revenue Service Code Form 8594 for the taxable year in which the Closing Date occurs to reflect the allocation of the Purchase Price as set forth in this Section.

      2.4 Assumption of Liabilities. At the Closing, Seller shall assign and Buyer shall assume all of Seller's obligations under the Assumed Liabilities. Such Assignment and Assumption shall be in the form of Exhibit A hereto. No other debts, liabilities or obligations of, or claims against, Seller, whether absolute, contingent or otherwise, and whether now due or to become due, known or unknown, and whether reflected on Seller's financial statements, shall be assumed by Buyer.

      2.5 Prorations. The parties acknowledge that it is appropriate to allocate between Buyer and Seller, as of the Closing Date and on a pro rata basis, certain prepaid expenses, accrued expenses, unearned income and accrued income, incurred, received and/or earned (as the case may be) by Seller in connection with the CATV Business.

      Accordingly, the parties agree that, as of the Closing Date, they shall jointly prepare and agree upon an estimate of the prorations to be made pursuant to the terms of this Section 2.5 for all prepaid expenses, accrued expenses, unearned income and accrued income, all as determined in accordance with generally accepted accounting principles (the "Closing Date Proration"), to reflect the principle that all expenses and income attributable to the CATV Business for the period prior to the Closing Date are for the account of Seller, and all expenses and income attributable to the CATV Business for the period on and after the Closing Date are for the account of Buyer. The parties agree that some of the items to be prorated are the following:

royalties, taxes, rents, utilities, assessments, accounts payable, prepayments and other charges. Accounts receivable are specifically excluded from the proration provided for in this
Section 2.5 and are addressed in Section 2.6 below. The parties agree that, at the Closing, Buyer shall pay to Seller (if the prorations result in an overall credit to Seller) or Seller shall pay to Buyer (if the prorations result in an overall credit to Buyer), the amount determined to be owing pursuant to the Closing Date Proration.

      Within sixty (60) days following the Closing Date, Buyer and Seller shall jointly prepare a final determination of all prorations which were not calculated as of the Closing Date and containing any corrections to the Closing Date Proration (the "Post-Closing Proration"). Within three (3) business days following such determination, the parties agree that Buyer shall pay to Seller (if the prorations result in an overall credit to Seller) or Seller shall pay to Buyer (if the prorations result in an overall credit to Buyer) the amount determined to be owing pursuant to the Post-Closing Proration.

      2.6 Accounts Receivable. At the Closing, Buyer shall purchase from Seller, and Seller shall sell to Buyer, all of Seller's accounts receivable relating to the CATV Business, and Buyer shall pay Seller the following amounts for such accounts receivable:

            2.6.1 For accounts receivable which are less than sixty-one (61) days past due, 100% of the face amount of such accounts receivable;

            2.6.2 For accounts receivable which are more than sixty (60) but less than ninety-one (91) days past due, 75% of the face amount of such accounts receivable; and

            2.6.3 For all accounts receivable which are more than ninety (90) days past due, $1.




                                   SECTION 3

                   REPRESENTATIONS AND WARRANTIES OF SELLER

      Seller represents and warrants to Buyer the following, which shall be true and correct on the date of this Agreement and as of the Closing Date:

      3.1 Organization and Authority. Seller is a corporation duly formed, validly existing, and in good standing under the laws of the Commonwealth of Kentucky, and has full corporate power to own its properties and conduct the CATV Business as currently conducted by it. The execution, delivery and performance of this Agreement and the transactions contemplated hereby by Seller have been duly and validly authorized by all necessary corporate action on the part of the Seller. Subject to obtaining the Required Consents (as defined in Section 5.4 hereof), and subject also to the representations and warranties made in Sections 3.4 and 3.5 hereof, Seller has full power and authority to sell the Acquired Assets to be sold pursuant to this Agreement. This Agreement constitutes the legal, valid and binding obligation of Seller, enforceable in accordance with its terms.

      3.2 No Breach or Violation. The execution, delivery and performance of this Agreement by Seller will not, subject to obtaining the Required Consents, and subject also to the representations and warranties made in Sections 3.4 and 3.5 hereof: (i) conflict with or result in a breach or violation by Seller of; (ii) constitute default by Seller under; or (iii) create or impose any Security Interest or right of termination, cancellation or acceleration with respect to, any of the Acquired Assets or any contracts or agreements relating thereto.

      3.3 Title to/Rights in Acquired Assets. Except as disclosed at the Note under "Computer Software" on Schedule 1.1.2 and at item 1 of Schedule 3.12, Seller has good and marketable title to all of the Equipment, Furniture and Fixtures, Vehicles and Intangibles. Seller has all of the rights expressly granted to and/or reserved by it, as the case may be, in each of the Licenses. All of the Acquired Assets are free and clear of all Security Interests of any kind or nature, except for Security Interests disclosed in Schedule 3.3, which shall be removed and released at or prior to Closing.

      3.4   CATV Instruments.       Seller makes no representation or
warranty with respect to its right, title or interest in or to the CATV Instruments; provided, however, that with respect to the agreements identified on Schedule 1.1.6 as items B and C under the heading "Easements," Seller has all of the rights expressly granted to it therein. Buyer acknowledges that all of the CATV Instruments (other than the agreements identified on Schedule
1.1.6 as items B and C under the heading "Easements") were entered into by a prior operator of the CATV Business, and that it appears that no formal assignment to Seller of the rights or obligations under such CATV Instruments was ever executed.
Seller has been operating the CATV Business in reliance on the benefits granted to the prior operator of the CATV Business under the CATV Instruments. The CATV Instruments generally require the prior written consent of the other party thereto prior to any assignment thereof. To Seller's knowledge, Seller is not in violation or default under any material covenant or provision of any CATV Instrument. Seller shall deliver to Buyer upon request complete copies of the CATV Instruments and any amendments to the CATV Instruments in its possession.

      3.5   Assigned Contracts and Real Property Leases.

            3.5.1 Programming Contracts. The "Programming Contracts" identified on Schedule 1.1.7 reflect those programming vendors (other than local television stations) whose programming is currently retransmitted by the CATV Business. To Seller's knowledge, Seller is not in violation or default under any material covenant or provision of any such programming arrangements. Seller makes no representation regarding the validity or assignability of written agreements relating to such relationships. To the extent they exist, the Programming Contracts generally require the prior written consent of the other party thereto prior to any assignment thereof. Seller shall deliver to Buyer upon request complete copies of all such agreements in its possession.

            3.5.2 Retransmission Consents, Etc.. The local television stations identified under "Retransmission Consents" on
Schedule 1.1.7 have provided retransmission consents and/or "must carry" notices to Seller. To Seller's knowledge, Seller is not in violation or default under any material covenant or provision of any such consent or notice. Seller shall deliver to Buyer upon request complete copies of such consents and notices in its possession. Seller makes no representation as to the assignability of such consents or notices.

            3.5.3 Service Contracts. The "service contracts" identified on Schedule 1.1.7 are essentially vendor-vendee relationships that Seller has with various service providers. These service providers are paid on a monthly basis for the services provided during the prior month. Most of the "service contracts" are not represented by any formal, continuing written agreement, and Seller makes no representation regarding the assignability thereof.

            3.5.4 Real Property Leases. All of the Real Property Leases are in full force and effect. Seller is in substantial compliance with its obligations under each of the Real Property Leases, and no event has occurred or condition or state of fact exists which constitutes, or after notice or lapse of time or both would constitute, a material breach or default by Seller thereunder. Buyer acknowledges that Seller has orally subleased a portion of the Florence office space covered by the TLI/Cahill lease identified on Schedule 1.1.8, pursuant to which the sublessee is paying to Seller the monthly sublease amount of $2,121.39. Seller agrees to guarantee, from the Closing Date through September 1994, a monthly payment of $2,121.39 (prorated as appropriate) to the lessor constituting the current sublease payments; provided, however, that that this guarantee shall terminate if Buyer takes (or causes to be taken) any action to encourage or cause the current sublessee to cease making such sublease payments.

      3.6 Licenses. The Licenses constitute all of the material governmental or regulatory licenses, franchises, approvals, authorizations and permits (other than general business and tax permits) necessary to operate the CATV Business in substantial compliance with all applicable laws and regulations. Seller is in substantial compliance with and has fulfilled and performed in all material respects its obligations under each of the Licenses, except for possible required extensions based upon the eighteen
(18) homes per mile density requirement of Boone County Ordinance 450.4, and to Seller's knowledge no event has occurred or condition or state of fact exists which constitutes, or after notice or lapse of time or both would constitute, a material breach or default under any of the Licenses.

      3.7 Acquired Assets. The Acquired Assets constitute all of the equipment, furniture, fixtures, vehicles, intangibles, leases, contracts and licenses used by Seller to operate the CATV
Business as it is presently being conducted.

      3.8 Condition of Assets. Except as set forth in any of the Schedules to this Agreement, the tangible Acquired Assets identified in Sections 1.1.1, 1.1.2 and 1.1.3 are in operating condition and repair, ordinary wear and tear excepted. Such tangible Acquired Assets are currently adequate for the purposes for which they are presently used by Seller in the CATV Business.

      3.9   FCC Compliance.

            3.9.1 General Compliance. Seller is authorized under applicable FCC rules, regulations, and orders to distribute the FM signals and off-air television broadcast signals presently being carried to the subscribers of its CATV Business and to utilize all carrier frequencies generated by its CATV Business, and is licensed to operate all of the facilities used by Seller in the CATV Business. The operation of Seller's CATV Business and of any FCC-licensed facility used in conjunction with the operation of its CATV Business is in material compliance with the FCC's rules and regulations, and Seller has received no notice of any claimed default or violation with respect to the foregoing. Seller shall deliver to Buyer upon request copies of all current and past reports and filings made with the FCC in its possession.


            3.9.2 CLI Compliance. With respect to the CATV Business, Seller has substantially complied with its obligations in connection with the Cumulative Leakage Index (CLI) under applicable FCC rules and regulations including, without limitation: (i) purchasing CLI monitoring equipment as required;
(ii) maintaining appropriate log books and other recordkeeping; and (iii) making any required correction of any radiation leakage discovered by Seller in connection with its monitoring obligations under such FCC rules and regulations. The CATV System is in material compliance with CLI standards under applicable FCC rules and regulations.

            3.9.3 Three-Year Anti-Trafficking Provision. The transaction contemplated by the terms of this Agreement is exempt from 47 C.F.R. 76.502 of the FCC's anti-trafficking regulations pursuant to 47 C.F.R. 76.502(f)(1).

      3.10  Copyright Compliance.

            3.10.1 Copyright Filings. Seller has made all required material filings and payments with the Register of Copyrights and is otherwise in substantial compliance with all applicable rules and regulations of the Copyright Office applicable to the CATV Business. Seller shall deliver to Buyer upon request copies of all current and past reports and filings made with the Register of Copyrights in its possession.

            3.10.2  Copyright Infringement.  Except as disclosed at
item 2 of Schedule 3.12, the Acquired Assets conveyed hereunder are free of any rightful claim of any other third person by way of copyright infringement. Seller further warrants that the manner in which the program services are offered over the CATV System will not result in additional reportable gross receipts under applicable rules and regulations of the Copyright Office because of the manner in which Seller offered or offers such programming services.

      3.11 FAA Compliance. All required FAA no hazard determinations have been obtained with respect to the construction and/or alteration of towers used in connection with the operation of the CATV System. The towers have been marked and lit, where required, in compliance in all material respects with applicable FCC and FAA rules.

      3.12  Litigation and Violations.  Except as set forth on
Schedule 3.12 hereto, there is no litigation at law, in equity, or in any other proceeding or investigation pending or, to Seller's knowledge, threatened against Seller, which: (i) may materially and adversely affect Seller; (ii) involves the possibility of any judgment, order, award or other decision which might materially impair the ability of the Seller to perform its obligations under this Agreement; or (iii) could have a materially adverse effect on the CATV Business.

      3.13 Tax Returns; Other Reports. Seller has duly and timely filed in proper form all federal, state, local and foreign income, franchise, sales, use, property, excise, payroll, and other tax returns and all other reports (whether or not relating to Taxes) required to be filed by law with the appropriate governmental authority. All uncontested taxes, fees and assessments of whatever nature due or payable by Seller pursuant to said returns, reports, or otherwise have been paid.

      3.14 Employment Matters. Schedule 3.14 contains a true and complete list of names and positions of all employees of Seller's
CATV Business.

      3.15 Employees. With respect to the CATV Business: (i) to the best of Seller's knowledge, Seller is in substantial compliance with all laws, rules and regulations relating to the employment of labor (including but not limited to prices, wages, hours, discrimination in employment and collective bargaining) and is not liable for any arrearage of wages or payroll taxes or penalties for failure to comply with any of the foregoing; (ii) Seller is not a party to any contracts, agreements or commitments with any labor unions; (iii) there are no suits, actions, proceedings, grievances, arbitrations or other controversies pending or, to the best of Seller's knowledge, threatened, by or with any labor union, employee, former employee or job applicant; and (iv) there is no strike, dispute, request for representation, slowdown or stoppage pending or, to the best of Seller's knowledge, threatened against Seller.

      3.16 Environmental. To the best of Seller's knowledge, Seller and the CATV Business are in substantial compliance with all federal, state, local and regional statutes, laws, ordinances, regulations and orders relating to environmental matters, including but not limited to, air pollution, water pollution, noise control, on-site or off-site infectious waste discharge, disposal or recovery, on-site or off-site hazardous waste discharge, disposal or recovery, toxic or hazardous substances, and employee safety, and there is no unresolved notice of violation of any such statutes, laws, ordinances, regulations and orders with respect thereto, nor is any such notice pending or, to the best of Seller's knowledge, threatened. To the best of Seller's knowledge, there are no underground fuel storage tanks or any Hazardous Substance present in violation of applicable federal, state or local statutes, laws, ordinances, regulations and orders on, in or under any of the facilities used in connection with the CATV Business. Hazardous Substance as used in the preceding sentence means any substance (i) the presence of which requires investigation or remediation under any federal, state or local statute, regulation, ordinance, order, action, policy or common law, including, without limitation, CERCLA (42 U.S.C. 9601 et seq.) and RCRA (42 U.S.C. 6901 et seq.), (ii) which contains PCBs or asbestos or (iii) which contains gasoline, diesel fuel or other petroleum hydrocarbons in any unconfined manner.

      3.17 Minimum Subscribers. As of November 1, 1993, the CATV Business had at least 4,900 subscribers.

      3.18 Finders and Brokers. Seller has not entered into any contract, arrangement or understanding with any person or firm which may result in the obligation of Buyer to pay any finder's fees, brokerage or agent's commission or other like payments.

      3.19 Disclosure. No representation or warranty by Seller in this Agreement or any Schedule to this Agreement, or any statement, list or certificate furnished or to be furnished by Seller pursuant to this Agreement, contains or will contain any untrue statement of material fact, or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading.


                                   SECTION 4

                    REPRESENTATIONS AND WARRANTIES OF BUYER

      Buyer represents and warrants to Seller the following, which shall be true and correct on the date of this Agreement and as of the Closing Date:

      4.1 Organization and Authority. Buyer is a limited partnership duly formed, validly existing, and in good standing under the laws of the State of Delaware. The execution, delivery and performance of this Agreement and the transactions contemplated hereby by Buyer have been duly and validly authorized by all necessary partnership action on the part of the Buyer. Buyer has full power and authority to purchase the Acquired Assets pursuant to this Agreement. This Agreement constitutes the legal, valid and binding obligation of Buyer, enforceable in accordance with its terms.

      4.2 Finders and Brokers. Buyer has not entered into any contract, arrangement or understanding with any person or firm which may result in the obligation of Seller to pay any finder's fees, brokerage or agent's commission or other like payments.

      4.3 Disclosure. No representation or warranty by Buyer in this Agreement or any Schedule to this Agreement, or any statement, list or certificate furnished or to be furnished by Buyer pursuant to this Agreement, contains or will contain any untrue statement of material fact, or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading.

                                   SECTION 5

                            CONDUCT PENDING CLOSING

      5.1 Access to CATV Business. Between the date of execution and delivery of this Agreement and the Closing Date, and subject to the Confidentiality Agreement, dated October 5, 1993, entered into between the parties, Seller shall give to Buyer and its representatives full access at reasonable times to all the premises and books and records of the CATV Business and shall furnish or make available to Buyer and its representatives all information regarding the CATV Business and the Acquired Assets as Buyer shall from time to time reasonably request.

      5.2 Continuity and Maintenance of Operations. Between the date of execution and delivery of this Agreement and the Closing Date, Seller shall continue to operate the CATV Business, shall maintain in accordance with its past practices the CATV System and Acquired Assets, and shall keep all of its CATV Business books, records, billing practices and files all in the ordinary course of business and all in accordance with past practices; provided, however, that Seller will not be required to construct any extensions to the CATV System.

      5.3 Employees of CATV Business. Between the date of execution and delivery of this Agreement and the Closing Date, Seller shall use its best efforts (in the ordinary course of business and in accordance with past practices) to preserve Seller's relationship with its employees employed in the CATV Business and shall pay to those employees all salaries, commissions, and other compensation to which they are entitled for services rendered prior to the Closing. Seller shall not, without the prior written consent of Buyer, which consent shall not be unreasonably withheld or delayed, change the compensation of any employees of the CATV Business.

      5.4 Approvals of Third Parties. Seller and Buyer shall use their joint best efforts to obtain before Closing: (i) all governmental and third-party approvals, consents and other authorizations necessary and required for Seller to perform its obligations under this Agreement with respect to the transfer and/or assignment from Seller to Buyer of the Licenses, the CATV Instruments, the Assigned Contracts and the Real Property Leases, and (ii) those additional approvals, consents and authorizations identified on Schedule 5.4 hereto ((i) and (ii) collectively being referred to as the "Required Consents"). In the event the parties are unable to obtain one or more of such approvals or consents for any reason, Buyer agrees to negotiate in good faith, with assistance from Seller, with the applicable governmental authorities and/or third parties to enter into new agreements or other similar arrangements effective as of the Closing Date which are reasonably acceptable to Buyer and which are reasonably acceptable to Seller with respect to the release of Seller from any and all obligations and liabilities arising on or after the Closing Date under the respective Licenses, CATV Instruments, Assigned Contracts and Real Property Leases, as the case may be (collectively being referred to herein as the "Alternative Agreements").

      Notwithstanding anything to the contrary contained in this Agreement, Seller makes no representation, warranty or covenant to Buyer that any or all Required Consent(s) or Alternative Agreement(s) will be obtained and no such representation, warranty or covenant shall be implied and failure to obtain any Required Consent(s) of Seller shall not be or be deemed a breach or default by Seller of this Agreement. However, Buyer's obligation to close is subject to Section 10.1 herein.

      5.5 Contract Renewals/Extensions. To the extent that any of the Licenses, CATV Instruments (excluding the "Pole Attachment and Buried Cable Agreements" identified on Schedule 1.1.6) or Real Property Leases for which Required Consents are to be obtained pursuant to Section 5.4 have expired or will expire prior to the Closing Date, Seller shall use its best efforts to enter into extensions or renewals of such Licenses, applicable CATV Instruments and/or Real Property Leases, which extensions or renewals shall be in a form and upon terms reasonably acceptable to Buyer. With respect to the Assigned Contracts, Buyer agrees to use its best efforts to obtain an extension through March 31, 1994 of the retransmission consents/must carry notices for WCPO-TV and WKRC-TV.

      5.6 Cooperation and Best Efforts. From the date hereof until the Closing, the parties agree to cooperate with one another and to use all reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transaction contemplated by this Agreement, including without limitation, using all reasonable efforts to obtain all necessary waivers, consents and approvals to be provided by each of them hereunder, and to effect all necessary registrations and filings, including, but not limited to, submissions of information requested by governmental authorities.


                                   SECTION 6

                      CLOSING; CLOSING DATE; TERMINATION

      The Closing shall be held on such date mutually agreed by the parties within fifteen (15) days after all conditions to Closing contained in this Agreement have been met. The Closing will be held at 10:00 a.m. at the offices of Graydon, Head & Ritchey, 1900 Fifth Third Center, Cincinnati, Ohio. Either Buyer or Seller may terminate this Agreement without liability upon written notice to the other if the Closing hereunder has not been consummated by June 30, 1994, and the parties shall thereupon be relieved of any further obligation hereunder; provided, however, if that party's breach of this Agreement has prevented the consummation of the transactions contemplated hereby, that party shall not be entitled to terminate this Agreement pursuant to this Section 6.

                                   SECTION 7

                        SELLER'S OBLIGATIONS AT CLOSING

      At the Closing, Seller shall deliver to Buyer, the following:

      7.1 Secretary's Certificate. A copy of resolutions by Seller's sole shareholder and its board of directors authorizing the execution and performance of this Agreement, certified by the Secretary of Seller.

      7.2 Closing Certificate. A certificate of the President or appropriate Vice President of Seller that the warranties and representations of Seller set forth in this Agreement are true and correct as of the Closing Date.

      7.3   Legal Opinions.  The legal opinion of Graydon, Head &
Ritchey, counsel for Seller, in the form of Exhibit B hereto, and the legal opinion of Hogan & Hartson, FCC counsel for Seller, in the form of Exhibit C attached hereto.

      7.4 Instruments of Conveyance and Transfer. Such assignments, bills of sale, certificates/documents of title and other instruments of conveyance and transfer, in form satisfactory to Buyer, as shall be effective to transfer to Buyer title in and to the Acquired Assets, free and clear of all Security Interests.

      7.5 Security Interests. Documentation reasonably satisfactory to Buyer of the release and discharge of any and all Security Interests on the Acquired Assets.

      7.6 Proration Amount. An amount equal to any required payment by Seller to Buyer pursuant to the proration performed pursuant to Section 2.5 hereof by corporate check.

      7.7 Assignment and Assumption Agreement. The Assignment and Assumption Agreement with respect to the Assumed Liabilities.


                                   SECTION 8

                        BUYER'S OBLIGATIONS AT CLOSING

     At the Closing, Buyer shall deliver to Seller the following:

      8.1 General Partner's Certificate. A certificate of a general partner of Buyer certifying that all actions required to be taken by the partners of Buyer to authorize the execution, delivery and performance of this Agreement by Buyer have been taken, along with a copy of any resolutions adopted by Buyer and/or its partners in connection therewith.

      8.2 Closing Certificate. A certificate of a general partner of Buyer that the warranties and representations of Buyer set forth in this Agreement are true and correct as of the Closing Date.

      8.3 Legal Opinion. The legal opinion of Dinsmore & Shohl, counsel for Buyer, in the form of Exhibit D hereto.

      8.4 Purchase Price. The $2,000,000 Purchase Price by wire transfer of funds in accordance with Section 2.2 hereof.

      8.5 Accounts Receivable Price. An amount equal to the purchase price of the accounts receivable as determined in accordance with Section 2.6 hereof by wire transfer of funds in accordance with Section 2.2 hereof.

      8.6 Proration Amount. An amount equal to any required payment by Buyer to Seller pursuant to the proration performed pursuant to Section 2.5 hereof by wire transfer of funds in accordance with Section 2.2 hereof

      8.7 Assignment and Assumption Agreement. The Assignment and Assumption Agreement with respect to the Assumed Liabilities.


                                   SECTION 9

                      CONDITIONS TO SELLER'S OBLIGATIONS

      Seller's obligation to Close hereunder is subject to the satisfaction, or waiver by Seller, of all of the following conditions:

      9.1   Approvals and Consents.  All of the Required Consents
(or applicable Alternative Agreements) shall have been obtained and remain in full force and effect as of the Closing Date.

      9.2 Performance by Buyer. Buyer shall have performed all of its agreements and covenants under this Agreement to the extent such are required to be performed at or prior to Closing, and all of Buyer's representations and warranties set forth in
Section 4 hereof shall be true and correct in all material respects as of the Closing Date.

      9.3 No Actions. No action, proceeding or investigation shall have been instituted and not have been dismissed as of the Closing Date to set aside or modify the transaction provided for in this Agreement or to enjoin or prevent its consummation.

                                  SECTION 10

                       CONDITIONS TO BUYER'S OBLIGATIONS

      Buyer's obligation to Close hereunder is subject to the satisfaction, or waiver by Buyer, of all of the following conditions:

      10.1  Approvals and Consents.  All of the Required Consents
(or applicable Alternative Agreements) shall have been obtained and remain in full force and effect as of the Closing Date.

      10.2 Performance by Seller. Seller shall have performed all of its agreements and covenants under this Agreement to the extent such are required to be performed at or prior to Closing, and all of Seller's representations and warranties set forth in
Section 3 of this Agreement shall be true and correct in all material respects as of the Closing Date.

      10.3 No Actions. No action, proceeding or investigation shall have been instituted and not have been dismissed as of the Closing Date to set aside or modify the transaction provided for in this Agreement or to enjoin or prevent its consummation.

      10.4 Operability. Seller shall not have suffered, on or prior to Closing, any uninsured and unrepaired loss, claim, casualty, or calamity which materially adversely affects the operability of the CATV Business. Seller shall bear the risk of loss on or prior to Closing with respect to the tangible Acquired Assets identified in Sections 1.1.1, 1.1.2 and 1.1.3 as a result of any loss, claim, casualty or calamity.

      10.5 Financing. Buyer shall have obtained financing reasonably acceptable to Buyer from a bank or other financial institution to allow Buyer to consummate the transactions contemplated hereby.


                                  SECTION 11

                                INDEMNIFICATION

      11.1  Indemnification.

            11.1.1 From and after the Closing, Seller shall indemnify and hold harmless Buyer from and against any and all losses, costs, damages, liabilities and expenses, including reasonable attorneys' fees and expenses ("Damages"), incurred by Buyer arising out of any breach of any of the representations, warranties or agreements ("Warranty" or "Warranties") given or made by Seller in this Agreement and for the failure by Seller to comply with any applicable bulk sales or bulk transfer law. Notwithstanding the preceding sentence, the aggregate obligation of Seller to defend, indemnify and hold harmless Buyer for Damages pursuant to this paragraph shall be limited to Seven Hundred Fifty Thousand Dollars ($750,000); provided, however, that Seller shall have no obligation to defend, indemnify and hold harmless Buyer pursuant to this Section until and only to the extent that the aggregate Damages incurred by Buyer with respect to all such Warranties exceeds Forty Thousand Dollars ($40,000).

            11.1.2 From and after the Closing, Buyer shall indemnify and hold harmless Seller from and against any and all Damages incurred by Seller arising out of any breach of any of the Warranties given or made by Buyer in this Agreement or arising out of any of the Assumed Liabilities.

      11.2 Procedures: Third Party Claims. If a claim to which the indemnification provisions of Section 11.1 apply arises out of any suit, claim or other assertion of liability by a third party (hereinafter a "Claim"), the indemnified party agrees to give written notice within a reasonable time to the indemnifying party of the existence of such Claim, it being understood that the failure to give such notice shall not affect the indemnified party's right to indemnification and the indemnifying party's obligation to indemnify as set forth in Section 11.1, unless the indemnifying party's ability to contest, defend or settle with respect to such Claim is thereby demonstrably and materially prejudiced. The obligations and liabilities of the parties hereto with respect to their respective indemnities pursuant to
Section 11.1 resulting from any Claim, shall be subject to the following additional terms and conditions:

            11.2.1 The indemnifying party shall have the right to undertake, by counsel or other representatives of its own choosing, the defense or opposition to such Claim.

            11.2.2 In the event that the indemnifying party shall elect not to undertake such defense or opposition, or within thirty (30) days after notice of any such Claim from the indemnified party shall fail to defend or oppose, the indemnified party (upon further written notice to the indemnifying party) shall have the right to undertake the defense, opposition, compromise or settlement of such Claim, by counsel or other representatives of its own choosing, on behalf of and for the account and risk of the indemnifying party (subject to the right of the indemnifying party to assume defense of or opposition to such Claim at any time prior to settlement, compromise or final determination thereof).

            11.2.3 Anything in this Section 11.2 to the contrary notwithstanding, (i) if there is a reasonable probability that a Claim may materially and adversely affect the indemnified party, the indemnified party shall have the right, at its own cost and expense, to participate in the defense, opposition, compromise or settlement of the Claim, (ii) the indemnifying party shall not, without the indemnified party's written consent, settle or compromise any Claim or consent to entry of any judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the indemnified party a release from all liability in respect of such Claim, and (iii) in the event that the indemnifying party undertakes defense of or opposition to any Claim, the indemnified party, by counsel or other representative of its own choosing and at its sole cost and expense, shall have the right to consult with the indemnifying party and its counsel or other representatives concerning such Claim and the indemnifying party and the indemnified party and their respective counsel or other representatives shall cooperate in good faith with respect to such Claim.

            11.2.4 No undertaking of defense or opposition to a Claim shall be construed as an acknowledgement by such party that it is liable to the party claiming indemnification with respect to the Claim at issue or other similar Claims.

                                  SECTION 12

                                  CABLE RATES

      12.1 Cable Rates. Buyer and Seller acknowledge that the FCC recently instituted new basic cable rate regulations which became effective September 1, 1993, and that an operator of a cable system could be liable for refunds to customers for certain cable service rates, as of September 1, 1993, which did not conform to the new FCC rate regulations.

      12.2 Cooperation. Seller agrees that if Buyer is required to defend such cable service rates which have been established by Seller for the CATV Business as of September 1, 1993, Seller shall provide Buyer with its full cooperation in assisting Buyer in its defense thereof, including but not limited to providing Buyer with all of Seller's information, documents, data and other materials relating to the establishment of such rates; Buyer shall pay all reasonable out-of-pocket expenses incurred by Seller in providing such assistance, provided that Seller shall obtain Buyer's approval (which shall not be unreasonably withheld or delayed) prior to incurring such expenses.

      12.3 Seller's Refund Obligations. Seller shall be liable for, and shall pay to Buyer, the amounts, if any, which Buyer is required to refund to customers of the CATV Business arising out of such cable service rates which, between September 1, 1993 and the Closing Date, were not in conformity with the FCC's new rate regulations. Seller shall pay such amounts to Buyer within five
(5) business days after demand therefor has been given to Seller.


                                  SECTION 13

                           MISCELLANEOUS PROVISIONS

      13.1 Public Announcements. Any announcements or similar publicity with respect to this Agreement or the transactions contemplated herein shall be approved by both Seller (by Michael Oakes) and Buyer (by Robert Dean Meiszer) in advance, provided that such approval shall not be unreasonably withheld or delayed.

      13.2 Amendment and Modification. This Agreement may be amended, modified, or supplemented only by the written agreement of the parties hereto.

      13.3 Waiver of Compliance. Except as otherwise provided in this Agreement, any failure of either of the parties to comply with any obligation, covenant, agreement or condition herein may be waived by the party entitled to the benefit thereof only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. The failure of any party hereto to enforce at any time any provisions of this Agreement shall in no way be construed to be a waiver of any such provision, nor in any way to affect the validity of this Agreement or any part thereof or the right of any party thereafter to enforce each and every such provision.
No waiver of any breach of this Agreement shall be held to be waiver of any other or subsequent breach.

      13.4 Survival of Representations and Warranties. Each and every representation and warranty of Seller or Buyer contained herein or in any other document delivered prior to or at the Closing shall survive for a period of eighteen (18) months from the Closing Date, provided, however, that the right of either party to indemnification pursuant to section 11 shall not be affected by the expiration of said eighteen (18) month period if notice of a good faith claim for indemnification (but not necessarily the fixed amount of the claim) has been given by the indemnified party to the indemnifying party prior to the expiration of said eighteen (18) month period and the indemnified party files a formal claim no later than thirty (30) days following the end of such eighteen (18) month period.



      13.5  Costs and Expenses.

            13.5.1 Buyer agrees to pay: (i) all of its attorneys' fees, accountants' charges, costs and expenses in connection with the negotiation, preparation and performance of and compliance with the terms of this Agreement; and (ii) any and all excise and/or transfer taxes on any of the Acquired Assets to which such taxes may apply as a result of the transfers contemplated hereby.

            13.5.2 Seller agrees to pay all of its attorneys' fees, accountants' charges, costs and expenses in connection with the negotiation, preparation and performance of and compliance with the terms of this Agreement.

      13.6 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed to be properly given: (i) when personally delivered to the party entitled to receive the notice; (ii) upon receipt of a facsimile message confirmed by first-class mail, postage prepaid; (iii) upon receipt of package delivered by overnight courier; or (iv) when sent by certified or registered mail, postage prepaid properly addressed to the party entitled to receive such notice at the address stated below or such other address as one party may so notify the other:

      Seller:

            Jacor Cable, Inc.
            1300 PNC Center
            Cincinnati, Ohio 45202
            Attention:  Randy Michaels, President
            Fax No. 513-621-0090

      with a copy (which shall not constitute notice) to:

            Graydon, Head & Ritchey
            1900 Fifth Third Center
            511 Walnut Street
            Cincinnati, Ohio  45202
            Attention:  Paul F. Solomon, Esq.
            Fax No. 513-651-3836

      Buyer:

            Crisler Capital Company, Limited Partnership
            600 Vine Street, Suite 2710
            Cincinnati, Ohio  45202
            Attention:  Robert Dean Meiszer
            Fax No. 513-381-8808




      with a copy (which shall not constitute notice) to:

            Dinsmore & Shohl
            1900 Chemed Center
            255 East Fifth Street
            Cincinnati, Ohio  45202
            Attention:  Mark C. Bissinger, Esq.
            Fax No. 513-977-8141

      13.7 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns. Neither Seller nor Buyer may assign this Agreement or any of its rights or liabilities hereunder without the prior written consent of the other party hereto. Notwithstanding the preceding sentence, Buyer may assign its rights, title and interest in and under this Agreement to an affiliate of Buyer which controls, is controlled by, or is under common control with, Buyer; provided, however, that no such assignment shall release or relieve Buyer from its obligations and primary liability to Seller hereunder.

      13.8 Access to Records. For a period of four (4) years from the Closing Date, Buyer shall maintain and preserve all books, records, documents, agreements and other information contained in tangible form being sold by Seller to Buyer hereunder and, upon receipt of a request therefor from Buyer and during normal business hours, permit Seller and its representatives to have access to and to make copies thereof at Seller's expense.

      13.9 Entire Agreement. This Agreement, including the Schedules and Exhibits attached hereto and any documents referred to herein, shall constitute the entire Agreement between the parties hereto with respect to the subject matter hereof and shall supersede all previous negotiations, commitments, and writings with respect to such subject matter.

      13.10 Severability. The illegality or partial illegality of this Agreement or any provisions hereof shall not affect the validity of the remainder of this Agreement or any provision hereof.

      13.11 Captions. The captions appearing in this Agreement are inserted only as a matter of convenience and as a reference and in no way define, limit or describe the scope or intent of this Agreement or any of the provisions hereof.

      13.12 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

      13.13 Third Party Beneficiaries. The are no intended third party beneficiaries to this Agreement.

      13.14 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Ohio.

      IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be signed by their respective duly authorized officers as of the date first above written.

                  CRISLER CAPITAL COMPANY,
                     LIMITED PARTNERSHIP

                  By:  MAK Ventures, Inc.
                       General Partner

                    By:R. DEAN MEISZER, PRESIDENT
                       R. Dean Meiszer, President
                  JACOR CABLE, INC.


                  By:R. CHRISTOPHER WEBER
                     R. Christopher Weber,
                      Senior V.Pres. and Secretary

                                  GUARANTY


      Jacor Communications, Inc. hereby guarantees the payment by Jacor Cable, Inc. of its obligations set forth in Sections 2.5 (prorations), 3.5.4 (guarantee of sublease payment), 11.1.1 (indemnification) and 12.3 (cable rate refunds), and Item B of
Schedule 1.1.6 under the heading "Easements" (Aseere settlement), all of the Asset Purchase Agreement by and between Jacor Cable, Inc., and Crisler Capital Company, Limited Partnership, dated as of December ___, 1993. The execution, delivery and performance of this Guaranty by Jacor Communications, Inc. have been duly and validly authorized by all necessary corporate action on the part of Jacor Communications, Inc.


                  JACOR COMMUNICATIONS, INC.



                  By:______________________________

                             SCHEDULES/EXHIBITS



Exhibit A - Assignment and Assumption Agreement
Exhibit B - Legal Opinion of Graydon, Head & Ritchey
Exhibit C - Legal Opinion of Hogan & Hartson
Exhibit D - Legal Opinion of Dinsmore & Shohl


Schedule 1.1.1 - Equipment
Schedule 1.1.2 - Furniture and Fixtures
Schedule 1.1.3 - Vehicles
Schedule 1.1.5 - Licenses
Schedule 1.1.6 - CATV Instruments
Schedule 1.1.7 - Assigned Contracts
Schedule 1.1.8 - Real Property Leases
Schedule 3.3   - Security Interests
Schedule 3.12  - Litigation, Etc.
Schedule 3.14  - Employment Matters
Schedule 5.4   - Additional Required Consents

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  EXHIBIT 11
          Computation of Consolidated Income (Loss) Per Common Share
             for the Years ended December 31, 1993, 1992 and 1991

                                        1993          1992         1991
Income (loss) for primary
  computation:
     Income (loss) before
       extraordinary items          $  1,438,443  $(23,701,346) $   (364,475)
     Add:
      Dividends on preferred stock                    (526,048)     (525,932)

      Decrease in redemption value
       of redeemable common stock
       warrants                                        770,084
         Income (loss) applicable
          to common shares before
          extraordinary item           1,438,443   (23,457,310)     (890,407)
     Extraordinary item                                            1,832,000
     Income (loss) applicable
       to common shares             $  1,438,443  $(23,457,310) $    941,593

Primary (1):
     Weighted average common shares
       and dilutive common stock
       equivalents:
          Common stock outstanding   13,163,264       381,430 (2)   387,754(2)
          Stock purchase warrants       611,879        (3)           18,173(4)
          Stock options                 729,384        (3)            (3)
          7% cumulative convertible
            preferred stock                -           (5)            (5)
                                     14,504,527       381,430       405,927

     Income (loss) per common share:
          Before extraordinary
            item                      $ 0.10        $(61.50)       $ (2,19)
          Net income (loss)           $ 0.10        $(61.50)       $  2.32

[FN]


NOTES:

1. Fully diluted earnings per share is not presented since it approximates primary income per share.

2. Adjusted to reflect the conversion of the average number of shares outstanding into 0.0423618 shares of New Class A
      Common Stock as a result of the 1993 Restructuring.  See
      Note 1 to Consolidated Financial Statements.

3. The effect on primary and fully diluted earnings (loss) per share of outstanding common stock equivalents was antidilutive.

4. The redeemable common stock warrants were dilutive in 1991 using the "equity method" under Emerging Issues Task Force
      Issue No. 88-9 and therefore the common shares issuable upon conversion were included in the 1991 computation.

5. The convertible preferred stock was not assumed to be converted because it would be antidilutive due to the impact of adding back preferred stock dividends.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                                  EXHIBIT 21

The following is a list of the subsidiaries of the Company as of December 31, 1993. All of these subsidiaries are included in the Consolidated Financial Statements which are a part of this report.


                                                      Percentage
                                        State of       of Equity
Name of Company         Relationship  Incorporation   Ownership


Jacor Broadcasting       Subsidiary      Florida         100%
  of Florida, Inc.

Jacor Broadcasting       Subsidiary      Georgia         100%
  of Atlanta, Inc.

Jacor Broadcasting       Subsidiary      Delaware        100%
  of Knoxville,Inc.

Jacor Broadcasting
  of Colorado, Inc.      Subsidiary      Colorado        100%

Jacor National Corp.     Subsidiary      Delaware        100%

Jacor Broadcasting
  of Tampa Bay, Inc.     Subsidiary      Florida         100%

Jacor Cable, Inc.        Subsidiary      Kentucky        100%

Jacor Broadcasting
  Corporation            Subsidiary      Ohio            100%

Broadcast Finance, Inc.  Subsidiary      Ohio            100%

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                                 EXHIBIT 23.1








                      CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Jacor Communications, Inc. on Forms S-8 (File No. 33-65126 and File No. 33-10329) and on Form S-3 (File No. 33-53612) of our report dated March 7, 1994 on our audits of the consolidated financial statements and financial statement schedules of Jacor Communications, Inc. and Subsidiaries as of December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991, which report is included in this Annual Report on Form 10-K.









COOPERS & LYBRAND
Cincinnati, Ohio
March 25, 1994

                                 EXHIBIT  99.1


                    JACOR TO PURCHASE CINCINNATI FM STATION



      CINCINNATI, MARCH 16 - Jacor Communications, Inc. (NASDAQ-
JCOR), owner and operator of 15 radio stations in six U.S. markets, has entered into an agreement to purchase Cincinnati's WIMJ-FM, "Majic 92.5." This agreement is subject to the approval of the Federal Communications Commission and the satisfaction of certain other conditions. Jacor has agreed to pay approximately $9.5 million in cash for the station.

      Jacor President Randy Michaels announced the transaction with Pathfinder Communications President John Dille, owner of WIMJ since 1977. The station will first enter into a Local Marketing Agreement with Jacor effective April 7, 1994, at which time Jacor will become responsible for WIMJ's programming and sales.

      Cincinnati-based Jacor, in addition to owning and operating radio stations around the country, locally owns WEBN-FM, WLW-AM and WLWA-AM; the purchase of WIMJ will be the Company's second local FM.

      Jacor Communications, Inc., headquartered in Cincinnati, is the nation's ninth largest radio group. The Company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.



FOR FURTHER INFORMATION CONTACT:

Chris Weber
Jacor Communications, Inc.
1300 PNC Center
201 East Fifth Street
Cincinnati, OH  45202
(513) 621-1300

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                      SCHEDULE V - PROPERTY AND EQUIPMENT
             for the years ended December 31, 1993, 1992 and 1991



                                   Balance at
                                   Beginning      Additions
      Classification                of Period      at Cost     Retirements
Year ended December 31, 1993:
  Land and land improvements      $ 3,017,834    $   50,000
  Buildings                         2,000,150       297,951
  Broadcast equipment              25,093,176     2,862,200
  Furniture and fixtures            2,826,473       319,690
  Leasehold improvements            2,420,176       175,525
                                  $35,357,809    $3,705,366


Year ended December 31, 1992:
  Land and land improvements      $ 3,017,834
  Buildings                         1,943,273    $   56,877
  Broadcast equipment              24,168,087       952,855
  Furniture and fixtures            2,786,219        40,254
  Leasehold improvements            2,411,617        18,919
                                  $34,327,030    $1,068,905


Year ended December 31, 1991:
  Land and land improvements      $ 3,395,014    $  260,692
  Buildings                         2,205,720       334,585
  Broadcast equipment              26,121,861       692,765
  Furniture and fixtures            2,923,303        99,019
  Leasehold improvements            2,416,159        20,870
                                  $37,062,057    $1,407,931



[FN]



(1) Represents property and equipment sold.

(2) Represents the adjustment resulting from the implementation of the Company's January 11, 1993 restructuring using the push-down method of accounting. In accordance with the push-down method of accounting, the Company's property and equipment were restated at current replacement value.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
             for the years ended December 31, 1993, 1992 and 1991



                                       Other Changes             Balance
                                        Add (Deduct)              at End
      Classification                  (1)           (2)         of Period
Year ended December 31, 1993:
  Land and land improvements     $ (50,000)  $ (1,097,446)     $ 1,920,388
  Buildings                       (250,000)      (209,530)       1,838,571
  Broadcast equipment                         (10,597,496)      17,357,880
  Furniture and fixtures                         (867,900)       2,278,263
  Leasehold improvements                         (662,777)       1,932,924
                                 $(300,000)  $(13,435,149)     $25,328,026


Year ended December 31, 1992:
  Land and land improvements                                   $ 3,017,834
  Buildings                                                      2,000,150
  Broadcast equipment            $ (27,766)                     25,093,176
  Furniture and fixtures                                         2,826,473
  Leasehold improvements           (10,360)                      2,420,176
                                 $ (38,126)                    $35,357,809


Year ended December 31, 1991:
  Land and land improvements    $  (637,872)                   $ 3,017,834
  Buildings                        (597,032)                     1,943,273
  Broadcast equipment            (2,646,539)                    24,168,087
  Furniture and fixtures           (236,103)                     2,786,219
  Leasehold improvements            (25,412)                     2,411,617
                                $(4,142,958)                   $34,327,030



                          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                      for the years ended December 31, 1993, 1992 and 1991

                                   Additions
                                    Charged                        Other
                      Balance at      To                          Changes              Balance
                       Beginning    Costs and                    Add(Deduct)           at End
   Classification      of Period    Expenses   Retirements     (1)          (2)       of Period

For the year ended
 December 31, 1993:

Land and land
 improvements       $   120,698   $   16,592                         $   (120,698)  $    16,592
Buildings               341,386       76,443                $(3,679)     (341,386)       72,764
Broadcast equipment  11,756,200    1,673,686                          (11,756,200)    1,673,686
Furniture and
 fixtures             1,168,191      176,503                           (1,168,191)      176,503
Leasehold
 improvements         1,109,044      315,595                           (1,109,044)      315,595
                    $14,495,519   $2,258,819                $(3,679) $(14,495,519)   $2,255,140


For the year ended
 December 31, 1992:

Land and land
 improvements       $    94,998   $   25,700                                        $   120,698
Buildings               264,172       77,214                                            341,386
Broadcast equipment   9,242,840    2,522,597                $ (9,237)                11,756,200
Furniture and
 fixtures               920,744      247,447                                          1,168,191
Leasehold
 improvements           896,294      218,894                  (6,144)                 1,109,044
                    $11,419,048   $3,091,852                $(15,381)               $14,495,519


For the year ended
 December 31, 1991:

Land and land
 improvements       $   72,431   $   24,629              $    (2,062)               $    94,998
Buildings              293,019       63,649                  (92,496)                   264,172
Broadcast equipment  7,654,631    2,579,704                 (991,495)                 9,242,840
Furniture and
 fixtures              783,261      228,454                  (90,971)                   920,744
Leasehold
 improvements          660,460      257,112                  (21,278)                   896,294
                    $9,463,802   $3,153,548              $(1,198,302)               $11,419,048

[FN]



  (1) Represents accumulated depreciation of assets sold.
  (2) Represents the adjustment resulting from the implementation of the Company's January 11, 1993 restructuring using the push-down method of accounting. In accordance with the push-down method of accounting, the Company's property and equipment were restated at current replacement value.

                           JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      for the years ended December 31, 1993, 1992 and 1991

                                                          Additions
                                   Balance at       Charged to     Operating
                                   Beginning        Costs and      Companies
    Description                    of Period         Expenses       Acquired
Year ended December 31, 1993:
  Allowance for doubtful trade
    accounts receivable           $   959,117      $   957,749
  Allowance for uncollectible
    notes receivable                   -0-         $   700,000
  Accumulated amortization of
    intangible assets:
      Acquisition cost allocated
        to FCC licenses           $12,328,461      $ 1,780,441
      Other                        12,811,009        6,059,623
            Total                 $25,139,470      $ 7,840,064



Year ended December 31, 1992:
  Allowance for doubtful trade
    accounts receivable           $ 1,380,365      $   741,926
  Allowance for uncollectible
    notes receivable              $ 1,462,504
  Accumulated amortization of
    intangible assets:
      Acquisition cost allocated
        to FCC licenses           $10,265,726      $ 2,062,735
      Other                        11,697,749        1,113,260
            Total                 $21,963,475      $ 3,175,995



Year ended December 31, 1991:
  Allowance for doubtful trade
    accounts receivable           $ 1,124,050      $ 1,053,034
  Allowance for uncollectible
    notes receivable              $ 1,362,504      $   100,000
  Accumulated amortization of
    intangible assets:
      Acquisition cost allocated
        to FCC licenses           $10,164,179      $ 2,123,720
      Other                        10,219,061        1,879,367
            Total                 $20,383,240      $ 4,003,087

[FN]

(1) Represents the adjustment resulting from the implementation of the Company's January 11, 1993 restructuring using the push-down method of accounting. In accordance with the push-down method of accounting, the Company's intangible assets were restated generally at current replacement value.

                          JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Deductions
                                    Accounts        Operating       Balance
                                  Written off,      Companies       at End
    Description                       Net (1)        Disposed      of Period
Year ended December 31, 1993:
  Allowance for doubtful trade
    accounts receivable          $   (834,564)                   $ 1,082,302
  Allowance for uncollectible
    notes receivable                   -0-                       $   700,000
  Accumulated amortization of
    intangible assets:
      Acquisition cost allocated
        to FCC licenses          $(12,328,461)                   $ 1,780,441
      Other                       (12,811,009)                     6,059,623
            Total                $(25,139,470)                   $ 7,840,064



Year ended December 31, 1989:
  Allowance for doubtful trade
    accounts receivable           $(1,163,174)                   $   959,117
  Allowance for uncollectible
    notes receivable              $(1,462,504)                   $     -0-
  Accumulated amortization of
    intangible assets:
      Acquisition cost allocated
        to FCC licenses                                          $ 12,328,461       Other
                                                 12,811,009
            Total                                                $ 25,139,470



Year ended December 31, 1991:
  Allowance for doubtful trade
    accounts receivable           $  (636,042)    $ (160,677)    $  1,380,365
  Allowance for uncollectible
    note receivable                                              $  1,462,504
  Accumulated amortization of
    intangible assets:
      Acquisiton cost allocated
        to FCC licenses                            $  (400,679)  $ 11,887,220
      Other                                         (2,022,173)    10,076,255
            Total                                  $(2,422,852)  $ 21,963,475




                         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      for the years ended December 31, 1993, 1992 and 1991


                              Charged to Costs and Expenses


                             1993          1992          1991


1.  Maintenance and
      repairs                (1)           (1)           (1)

2.  Amortization of
     intangible assets:

      Acquisition cost
        allocated to FCC
        licenses           $1,780,441   $2,062,735    $2,123,720

      Other intangibles    $6,059,623   $1,113,260    $1,879,367

3.  Taxes, other than
     payroll and income
     taxes:

      Property and general   (1)           (1)            (1)

4.  Royalties                None          None           None

5.  Advertising costs      $5,342,045   $4,729,336    $4,121,737


[FN]


   (1) Does not exceed one percent of total revenues.