Form 10-Q
period 1994-03-31
JACOR COMMUNICATIONS INC
filed 1994-05-11
CIK 702808

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1994

                                      OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934



                          Commission File No. 0-12404

                          JACOR COMMUNICATIONS, INC.


An Ohio Corporation                      Employer Identification
                                              No. 31-0978313


                              1300 PNC Center
                              201 East Fifth Street
                              Cincinnati, Ohio 45202
                              Telephone (513) 621-1300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                Yes    X              No



At May 10, 1994, 19,587,560 shares of common stock were outstanding.

                          JACOR COMMUNICATIONS, INC.

                                    INDEX




                                                         Page
                                                        Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of March 31, 1994 and December 31,
            1993                                          3

          Condensed Consolidated Statements of
            Operations for the three months ended
            March 31, 1994 and 1993                       4


          Condensed Consolidated Statements of
            Shareholders' Equity (Deficit) for the
            three months ended March 31, 1994 and
            1993                                          5

          Condensed Consolidated Statements of
            Cash Flows for the three months ended
            March 31, 1994 and 1993                       6

          Notes to Condensed Consolidated Financial
            Statements                                    7



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                19




PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K          23


     Signatures                                          24

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1994           1993
                                                   (UNAUDITED)     (AUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents                     $ 26,979,332    $ 28,617,599
   Accounts receivable, less allowance for
    doubtful accounts of $1,209,000 in 1994
    and $1,082,000 in 1993                         16,493,990      19,449,289
   Other current assets                             3,389,965       1,997,149
            Total current assets                   46,863,287      50,064,037

 Property and equipment, net                       23,087,994      23,072,887
 Intangible assets, net                            85,550,908      84,991,361
 Other assets                                       5,730,481       1,780,244

            Total assets                         $161,232,670    $159,908,529


                                 LIABILITIES
Current liabilities:
   Accounts payable                              $  2,861,485    $  2,011,460
   Accrued payroll                                  1,211,346       3,218,239
   Accrued interest                                                     4,375
   Accrued federal, state and
     local income tax                               1,805,486       2,025,485
   Other current liabilities                        4,366,427       4,145,722
           Total current liabilities               10,244,744      11,405,281

Other liabilities                                   2,586,664         190,057
Deferred tax liability                              7,918,000       7,900,000

              Total liabilities                    20,749,408      19,495,338



                             SHAREHOLDERS' EQUITY

Common stock, no par value, $.10 per share
   stated value                                     1,954,993       1,949,982
Additional paid-in capital                        136,919,939     136,634,368
Common stock warrants                                 390,329         390,397
Retained earnings                                   1,218,001       1,438,444


           Total shareholders' equity             140,483,262     140,413,191

            Total liabilities and
             shareholders' equity                $161,232,670    $159,908,529



                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1994 and 1993
                                 (UNAUDITED)



                                                1994               1993
Broadcast revenue                          $ 22,042,717       $ 16,898,228
     Less agency commissions                  2,260,688          1,815,394

       Net revenue                           19,782,029         15,082,834

Broadcast operating expenses                 17,191,271         13,775,577

Depreciation and amortization                 2,227,982          2,244,396
Corporate general and
  administrative expenses                       881,939            786,193

       Operating loss                          (519,163)        (1,723,332)

Interest expense                               (153,546)        (1,128,265)

Other income, net                               253,266             43,496

       Loss before income taxes                (419,443)        (2,808,101)

Income tax benefit                              199,000          1,741,000

       Net loss                            $   (220,443)       $(1,067,101)




        Net loss per common share              $ (0.01)          $ (0.10)

Number of common shares used in per
  share computations                         19,528,320         10,221,111










                  The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              for the three months ended March 31, 1994 and 1993


                        Common Stock               Preferred Stock
                     Shares  Stated Value      Shares        Par Value
- - -----------------------------------------------------------------------------
Balances,
 December 31,
 1992                428,015    $  42,802       683,181        $ 68,318
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting        8,710,655       871,065     (683,181)        (68,318)
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993              9,138,670       913,867        -0-              -0-
Issuance of
 Common Stock      3,484,321       348,432
Retirement of
 Treasury Stock      (46,586)       (4,659)
Net loss
- - ------------------------------------------------------------------------------
Balances,
 March 31,
 1993             12,576,405    $1,257,640        -0-           $  -0-
==============================================================================


Balances,
 December 31,
 1993             19,499,812    $1,949,982        -0-           $  -0-
Exercise of
 Stock Options        49,670         4,967
Other                    441            44
Net loss
- - ------------------------------------------------------------------------------
Balances,
 March 31,
 1994             19,549,923    $1,954,993        -0-           $  -0-
==============================================================================

                  The accompanying notes are an integral part
             of the condensed consolidated financial statements.


                              Additional                Common
                            Paid-In Capital              Stock
                         Common      Preferred         Warrants
- - ------------------------------------------------------------------------------
Balances,
 December 31,
 1992                 $19,497,537       $ 5,263,929  $   895,800
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting            36,994,455        (5,263,929)    (492,995)
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993                  56,491,992            -0-         402,805
Issuance of
 Common Stock          19,651,571
Retirement of
 Treasury Stock        (6,923,254)
Net loss
- - ------------------------------------------------------------------------------
Balances,
 March 31,
 1993                 $69,220,309       $    -0-     $   402,805
==============================================================================


Balances,
 December 31,
 1993                $136,634,368       $    -0-     $   390,397
Exercise of
 Stock Options            282,143
Other                       3,428                            (68)
Net loss
- - ------------------------------------------------------------------------------
Balances,
 March 31,
 1994                $136,919,939       $    -0-     $   390,329
==============================================================================




                     Retained
                     Earnings           Treasury Stock
                     (Deficit)        Shares        Amount         Total
- - ------------------------------------------------------------------------------
Balances,
 December 31,
 1992              $(69,680,819)       46,586    $(6,927,913)  $(50,840,346)
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting          69,680,819                                 101,721,097
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993                   -0-            46,586     (6,927,913)    50,880,751
Issuance of
 Common Stock                                                    20,000,003
Retirement of
 Treasury Stock                       (46,586)     6,927,913
Net loss             (1,067,101)                                 (1,067,101)
- - ------------------------------------------------------------------------------
Balances,
 March 31,
 1993              $ (1,067,101)         -0-     $    -0-      $ 69,813,653
==============================================================================


Balances,
 December 31,
 1993              $  1,438,444          -0-     $    -0-      $140,413,191
Exercise of
 Stock Options                                                      287,110
Other                                                                 3,404
Net loss               (220,443)                                   (220,443)
- - ------------------------------------------------------------------------------
Balances,
 March 31,
 1994              $  1,218,001          -0-     $    -0-      $140,483,262
==============================================================================

                        JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the three months ended March 31, 1994 and 1993
                                        (UNAUDITED)


                                                    1994             1993
Cash flows from operating activities:
  Net loss                                     $   (220,443)    $ (1,067,101)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating
    activities:
      Depreciation                                  628,264          523,169
      Amortization of intangibles                 1,599,718        1,688,416
      Provision for losses on accounts
        and notes receivable                        255,869          212,030
      Refinancing fees                                            (1,993,999)
      Increase in deferred tax liability             18,000
      Other                                        (212,103)        (193,316)
      Change in current assets and current
        liabilities net of effects of
        acquisitions:
          Decrease in accounts receivable         3,415,682        2,485,832
          Increase in other current assets       (1,565,323)      (1,787,801)
          Increase (decrease) in accounts
            payable                                 501,592         (521,923)
          Decrease in accrued payroll,
            accrued interest and other
            current liabilities                  (2,039,399)      (1,447,273)
  Net cash provided (used) by operating
    activities                                    2,381,857       (2,101,966)

Cash flows from investing activities:
  Payment received on notes receivable              300,000
  Capital expenditures                             (370,119)        (313,204)
  Cash paid for acquisitions                     (1,458,647)      (2,000,000)
  Loans originated and other                     (2,762,143)         (94,601)

  Net cash used by investing activities          (4,290,909)      (2,407,805)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                        48,000,000
  Proceeds from issuance of common stock            290,514       20,000,002
  Collection of stock subscriptions receivable                     5,740,000
  Reduction in long-term debt                                    (72,817,370)
  Payment of restructuring expenses                 (19,729)      (4,380,181)

  Net cash provided (used) by financing
    activities                                      270,785       (3,457,549)

Net decrease in cash and cash equivalents        (1,638,267)      (7,967,320)
Cash and cash equivalents at
  beginning of period                            28,617,599       12,429,574

Cash and cash equivalents at end of period     $ 26,979,332      $ 4,462,254


                        The accompanying notes are an integral part
                    of the condensed consolidated financial statements.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.  FINANCIAL STATEMENTS

    The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1993 and the notes thereto.


2.  RESTRUCTURING AND CHANGE IN CONTROL

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

      (3) The sale to Zell/Chilmark of most of the equity securities issued in exchange for such cancellation of debt and Zell/Chilmark's reoffer of Warrants acquired by Zell/Chilmark under the Restructuring to those senior lenders who retained equity securities;


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

                 Equity Distribution After Restructuring (1)

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

[FN]

       (1) Does not give effect to (a) the 3,484,321 shares of Common Stock issued to Zell/Chilmark in March 1993 as part of a refinancing; (b) the 964,006 shares of Common Stock issued to Zell/Chilmark in July 1993 for the purchase of radio station KAZY(FM); or (c) the sale of 5,462,500 shares of Common Stock by the Company in November 1993 through a public offering.

       (2)  Before exercise of Warrants and Management Options.

       (3) After giving effect to the exercise of Warrants but not Management Options.

3.  BASIS OF PRESENTATION

    The Company implemented the Restructuring described in Note
    2 using the push-down method of accounting as if the Restructuring was consummated on January 1, 1993. Push-down accounting is a procedure whereby subsidiaries use their parent companies' purchase accounting principles in preparing their financial statements. In accordance with the push-down method of accounting, the Company's net assets were restated generally at current replacement value, the restructured debts were stated at amounts supported by the underlying documents and the accumulated deficit was adjusted to a zero balance.

    Coincident with the implementation of the aforementioned push-down accounting, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Such change resulted in the establishment of a deferred income tax liability of approximately $6,500,000.

    A reconciliation of the Company's historical shareholders' deficit as of December 31, 1992 with shareholders' equity at January 1, 1993 as reflected in the accompanying Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1993 is set forth below. Such reconciliation gives effect to the Restructuring and to the application of push-down accounting.

                                                            ($000) (UNAUDITED)
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

Pro Forma Adjustments:

Exchange of
  redeemable
  common stock
  warrants for New
  Common Stock

Exchange of current
  old common stock
  for New Common
  Stock

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


    All common share and per share data included in the financial statements and footnotes have been restated to reflect the conversion of every share of the Company's common stock outstanding prior to the Merger into 0.0423618 shares of new common stock as discussed above. The conversion was accounted for as a reverse stock split. The New Common Stock was recorded at its stated value of $0.10 per share. The difference between the stated value of common stock and the New Common Stock was credited to additional paid-in capital, common.

    The basis for the application of push-down accounting is set forth below. The financial statements only include the resulting revaluations pursuant to Zell/Chilmark's 91.44% ownership of the Company. There were no revaluations recorded for the minority interest ownership of the Company.

    The allocation of consideration given for the purchase of 91.44% of the Company by Zell/Chilmark is as follows:


            8,272,276 Common Shares at
              $5.74 per share                      $ 47,483,000
            629,117 new common stock Warrants
              at $0.20 per Warrant                      126,000
            New debt obligations                     62,345,000
            Assumption of certain current
              liabilities                            14,918,000
            Assumption of other liabilities           6,130,000
                                                   $131,002,000


            Current assets                         $ 33,146,000
            Property and equipment                   19,845,000
            Intangible assets (primarily
              FCC licenses)                          76,577,000
            Notes receivable and other assets         1,434,000
                                                   $131,002,000



4.    PER SHARE DATA

      Loss per common share is based on the weighted average number of shares of common stock outstanding. The Company's common stock equivalents were anti-dilutive and, therefore, were not included in the computation.

5.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no income taxes paid during the three months ended March 31, 1994 and 1993. Interest paid was $125,000 (attributable to the annual commitment fee payable quarterly on the credit facility) and $1,324,829 for the three months ended March 31, 1994 and 1993, respectively. The effect of barter transactions has been eliminated.

      The condensed consolidated statement of cash flows for the three months ended March 31, 1993 reflects the changes in balance sheet accounts as of January 1, 1993, the date the restructuring was recorded.


6.    ACQUISITIONS

      In March 1994, a subsidiary of the Company entered into an agreement to acquire the assets of radio station WIMJ(FM) in Cincinnati, Ohio for $9,500,000. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions. Pending consummation of the transaction, the Company's subsidiary has entered into a Local Marketing Agreement which began April 7, 1994, and will expire on the purchase date.

      The acquisition of WIMJ(FM) is not expected to have a material effect on the Company's operations.


7.    DEBT AGREEMENTS

      There was no debt outstanding at March 31, 1994 and December
      31, 1993.

      Following completion of the Restructuring in January 1993 (see Note 2), the Company refinanced its senior debt in March 1993 (the "Refinancing") with a new group of lenders under a new credit facility described below. With the completion of the Refinancing, the Company's senior debt was reduced from $69,000,000 to $45,000,000.

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

      Interest under the Amended Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%. The spreads over the Eurodollar rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 1/2% per annum on the aggregate unused portion of the aggregate commitment on both facilities. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the Acquisition Facility.


      In accordance with the terms of the New Credit Agreement, the Company entered into an interest rate protection agreement in March 1993 on the notional amount of $22,500,000 for a three year term. This agreement provides protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 4.56%.

      Unaudited pro forma results of operations, assuming the Refinancing together with the Zell/Chilmark private placement occurred on the first day of the period shown below, are as follows (dollars in thousands, except per share amounts):

                             For the Three Months Ended March 31, 1993
                               Historical    Refinancing    Total Pro
                              As Reported     Adjustment      Forma
Broadcast revenue             $ 16,898                      $ 16,898
  Less agency commissions        1,815                         1,815
     Net revenue                15,083                        15,083

Broadcast operating expenses    13,776                        13,776
Depreciation and amortization    2,244                         2,244
Corporate general and
  administrative expenses          786                           786

     Operating loss             (1,723)                       (1,723)

Interest expense                (1,128)      $   565 (a)        (563)
Other income, net                   43                            43

     Loss before income tax     (2,808)          565          (2,243)

     Income tax benefit          1,741           226 (b)       1,515

     Net loss                 $ (1,067)      $   339        $   (728)

     Amount applicable to
       loss per common
       shares                 $ (1,067)                     $   (728)

     Net loss per common
       share                  $  (.10)                      $  (.06)

Number of common shares used
  in per share calculation      10,221         2,356 (c)      12,577


Adjustments to the unaudited pro forma results of operations are explained as follows:

(a) To reflect the elimination of the interest associated with the restructuring debt facility and record the interest associated with the new refinancing debt facility as follows:

                                       ($000)

                                 Three Months Ended
                                   March 31, 1993

        Restructuring debt
          interest included
          in historical
          statements                 $ (1,128)
        Interest on new
          refinancing
          debt facility
         ($45,000,000 x 5%)               563

        Pro forma adjustment         $   (565)


(b) To provide for the tax effect of pro forma adjustments using an estimated statutory rate of 40%.

(c) To provide for the change in the weighted average outstanding common shares.


8.    RELATED PARTY TRANSACTIONS

      In 1991, the Company sold the stock of its research subsidiary, Critical Mass Media, Inc. ("CMM"), to Randy
      Michaels, a then officer who has since become the current president of the Company.

      Effective January 1, 1994, a subsidiary of the Company and a corporation wholly owned by Mr. Michaels formed a limited partnership (the "Partnership") in a transaction whereby the Partnership now owns all of the CMM stock and Mr. Michaels' corporation owns a 95% limited partnership interest in the Partnership. The Company's subsidiary obtained a 5% general partnership interest in exchange for its contribution of approximately $126,000 cash to the Partnership and is now the sole manager of the Partnership's business.


      In connection with the formation of the Partnership, the Company agreed that Mr. Michaels' corporation has the right between January 1, 1999 and January 1, 2000 to put its limited partnership interest to the Partnership's general partner in exchange for 300,000 shares of Common Stock. If the put is not exercised by January 1, 2000, the general partner has the right to call the limited partnership interest prior to 2001 in exchange for 300,000 shares of Common Stock. In addition, if certain events occur prior to January 1, 1999 including without limitation, Mr. Michaels' termination as President of the general partner, a reduction of Mr. Michaels' annual base salary by more than 10%, or generally any transaction by which any person or group other than Zell/Chilmark shall become the owner of more than 30% of the outstanding voting securities of the Company or Zell/Chilmark fails to have its designees constitute at least a majority of the members of the general partner's Board of Directors, then Mr. Michaels' corporation will have the right to either (a) purchase the Company's general partnership interest at a price generally equal to the balance of the partnership capital account, or (b) sell its limited partnership interest to the general partner in exchange for 300,000 shares of Common Stock.

      The transaction has been accounted for as a purchase, and the Partnership has been included in the condensed consolidated financial statements.


 9.   INCOME TAXES

      Income tax benefit for the three months ended March 31, 1994 and 1993 recognizes the tax benefit of the interim operating loss based on the estimated annual effective tax rate inclusive of federal, state and local taxes. The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state and local taxes and non-deductible goodwill amortization.


10.   CAPITAL STOCK

      Warrants

      During the three months ended March 31, 1994, 341 Warrants were exercised.

      Stock Options

      During the three months ended March 31, 1994, 49,670 options were exercised. In addition, options to purchase 10,000 shares were granted during the quarter ended March 31, 1994. The options vest 30% per year for the first two years after issuance and 20% per year for each of the next two years thereafter. The exercise price of the options that vested upon grant is $13.50 per share, and the options that subsequently vest on each anniversary of the grant date have an exercise price 4% greater than the options that vested in the previous year. Once an option vests, the exercise price for that option is fixed for the remaining term of the option.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS






LIQUIDITY AND CAPITAL RESOURCES

The Company began 1994 with no outstanding debt and $28.6 million in cash and cash equivalents. The Company used the net proceeds (approximately $60 million) from the public offering during the fourth quarter of 1993 to repay all of its indebtedness and the remaining net proceeds (in the form of cash and cash equivalents) are available to finance acquisitions of radio groups and/or radio stations and for general corporate purposes. In conjunction with the public offering, the Company also entered into the First Amendment to the Credit Agreement (the "Amended Credit Agreement").

The Amended Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45 million ($44.4 million at March 31, 1994 - see following paragraph) that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Amended Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Amended Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Amended Credit Agreement. Interest under the Amended Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Amended Credit Agreement requires that the commitment under the Revolver be reduced in the quarter commencing January 1, 1994 (reduced by $0.6 million March 31, 1994), and continuing quarterly thereafter. After the Acquisition Facility commitment terminates on September 30, 1996, the Amended Credit Agreement requires 17 equal quarterly amortization payments. The Amended Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Amended Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

The Company entered into an interest rate protection agreement in March 1993 on a notional amount of $22.5 million for a three-year term for a cost of $0.1 million. This agreement provided protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 4.56%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued








LIQUIDITY AND CAPITAL RESOURCES, Continued

During the quarter ended March 31, 1994, the Company, through its subsidiaries, made acquisitions, loans and capital expenditures of approximately $4.5 million. The Company expects to make acquisitions, loans and capital expenditures in the range of $31.0 million to $36.0 million for the year ended December 31, 1994.

In response to recent market conditions, the Company has been authorized by its Board of Directors to purchase up to one million shares of its common stock from time-to-time in open-market or negotiated transactions.

Management believes that its existing cash balances, cash generated from operations and the availability of borrowings under the Amended Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future, under existing market conditions.



CASH FLOW

Cash flows provided (used) by operating activities, inclusive of working capital were $2.4 million and ($2.1) million for the first three months of 1994 and 1993, respectively. The net cash provided of $2.4 million for the first quarter of 1994 results primarily from the add back of depreciation and amortization expense to the net loss of $0.2 million. The use of cash in the first quarter of 1993 was primarily due to $2.0 million paid in refinancing fees. Cash flows used by investing activities were ($4.2) million and ($2.4) million for the first quarter of 1994 and 1993, respectively, as a result of payments made for acquisitions, loans and capital expenditures. Cash flows used by financing activities were ($3.5) million during the first quarter of 1993 principally due to the refinancing of the Company's senior debt plus the issuance of additional common stock and the payment of restructuring expenses.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1993

Broadcast revenue for the first quarter of 1994 was $22.0 million, an increase of $5.1 million or 30.4% from $16.9 million during the first quarter of 1993. This increase resulted from an increase in advertising rates in both local and national advertising, an increase in revenue generated from sports broadcasting and from the revenue generated at those properties owned or operated during the 1994 first quarter but not during the comparable 1993 period.

Agency commissions for the first quarter of 1994 were $2.3 million, an increase of $0.5 million or 24.5% from $1.8 million during the first quarter of 1993 due to the increase in broadcast revenue. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

Broadcast operating expenses for the first quarter of 1994 were $17.2 million, an increase of $3.4 million or 24.8% from $13.8 million during the first quarter of 1993. These expenses increased as a result of an increase in broadcast rights' fees for Major League Baseball games, expenses incurred at those properties owned or operated during the 1994 first quarter but not during the comparable 1993 period and, to a lesser extent, increased selling and other payroll costs and programming costs.

Station operating income excluding depreciation and amortization for the three months ended March 31, 1994 was $2.6 million, an increase of $1.3 million or 98.2% from the $1.3 million for the three months ended March 31, 1993.

Depreciation and amortization for the first quarter of 1994 and 1993 was $2.2 million.

Operating loss for the first quarter of 1994 was $0.5 million, a decrease of $1.2 million from an operating loss of $1.7 million during the first quarter of 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1993, Continued

Interest expense for the first quarter of 1994 was $0.2 million, a decrease of $0.9 million or 86.4% from $1.1 million during the first quarter of 1993. Interest expense declined due to the reduction in outstanding debt.

Net loss for the first quarter of 1994 was $0.2 million, compared to a net loss of $1.1 million reported by the Company for the first quarter of 1993. The 1993 period includes a $1.7 million tax benefit recognized on the interim operating loss based on the estimated annual effective tax rate while the 1994 period only includes a $0.2 million tax benefit. Excluding the effect of this tax benefit in both periods, net loss for the first quarter of 1994 improved $2.4 million over 1993.



OTHER

Although the Company has significant net operating loss carryforwards for federal and other tax purposes, the Company's ability to use such losses to reduce its taxable income is severely limited because of the Restructuring. Further, as a result of the Restructuring, the net operating loss carryforwards and other tax attributes (including the tax basis in assets) will be reduced or eliminated, except to the extent the Company is permitted to apply the stock for debt exception provided under section 108 of the Internal Revenue Code (the "Code"). As a result of changes to the Code in 1993, the Company will be able to amortize certain of its costs in the purchase of broadcasting assets, particularly goodwill, on a more favorable basis than was previously the case.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                         PART II - OTHER INFORMATION








     Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.



     Number      Description                                 Page


       11        Statement re computation of consolidated
                 income (loss) per common share               25

       99        Press Release dated April 22, 1994           26


         (b)      Reports on Form 8-K

                       None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  May 10, 1994          BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  EXHIBIT 11
          Computation of Consolidated Income (Loss) Per Common Share
              for the three months ended March 31, 1994 and 1993


                                           1994                  1993
Loss for primary diluted
computation:

    Loss                               $ (220,443)          $ (1,067,101)


Primary (1):

    Weighted average common
       shares and dilutive common
       stock equivalents:
          Common stock                  19,528,320            10,221,111
          Stock purchase warrants           (2)                   (2)
         Stock options                      (2)                   (2)
                                       $19,528,320            10,221,111

           Primary net loss per
             common share                $ (0.01)              $ (0.10)


[FN]


NOTES:

1. Fully diluted loss per share is not presented since it approximates primary loss per share.

2. The effect on primary and fully diluted loss per share of outstanding common stock equivalents was antidilutive.

                                               EXHIBIT 99

Contact:  Chris Weber
          513/621-1300
          or
          Kirk Brewer
          312/466-4096


             JACOR REPORTS SIGNIFICANT IMPROVEMENTS IN OPERATIONS;
                       BOARD AUTHORIZES SHARE REPURCHASE


CINCINNATI, April 22 - Jacor Communications, Inc. (NASDAQ-JCOR), owner and operator of radio stations in six U.S. markets, today reported a 98-percent increase in broadcast cash flow during the quarter ended March 31, 1994.

Jacor's first-quarter broadcast cash flow rose to $2.6 million in 1994 from $1.3 million in the same quarter of 1993. First-quarter net revenues rose 31 percent to $19.8 million from $15.1 million in the 1993 period.

On a "same station" basis - reflecting results from stations operated in the first quarter of both 1994 and 1993 - Jacor's broadcast cash flow rose 94 percent to $2.5 million for the first quarter of 1994 from $1.3 million in the same period last year.

The company reported a net loss of ($0.2 million), or (1 cent) per share, during the first three months of 1994. Results for the same period last year reflected a net loss of ($1.1 million), or (10 cents) per share.

Randy Michaels, Jacor president and co-chief operating officer, said the improvements in Jacor's performance were the result of:

. Increases in local and national advertising at growth rates greater than the radio industry as a whole

. An increase in revenue generated from generally good or excellent ratings and advertising related to sports broadcasting, and

. A reduction of interest expense due to having no outstanding debt.

Michaels said, "We were able to carry the momentum of 1993 into the first quarter of 1994. It's gratifying to see that Jacor was able to turn in such strong results during the period. Since the beginning of 1994, Jacor has continued its growth strategy through a series of strategic acquisitions and affiliations."

Michaels identified the following developments as examples of Jacor's success in expanding its market presence:

. Jacor has agreed to acquire WIMJ(FM) in Cincinnati and currently operates that station in a new rock and roll oldies format pursuant to a local marketing agreement.

. The company acquired the call letters WCKY and related intellectual property which are now being broadcast by one of Jacor's Cincinnati stations formerly known as WLWA(AM).

. Entered into joint sales agreements with stations WSAI(AM) and WAQZ(FM) in Cincinnati.

. Entered into an asset purchase agreement for WWZZ(FM) in the Knoxville market and began operating WWZZ under a local marketing agreement.

. Acquired the intellectual property of KBPI(FM) in Denver and has a pending application before the Federal Communications
      Commission for the use of the call letters KBPI.

Michaels said these developments further concentrate Jacor's strength as the rock and roll leader in Cincinnati and Denver and as the AM radio leader in Cincinnati. The joint sales agreements enhance Jacor's ability to further increase its share of the available Cincinnati radio advertising dollars and provide diverse format and advertising options for listeners and clients.

Michaels also said Jacor was disappointed that the Atlanta Braves have announced Jacor's WGST(AM) and WGST(FM) will not be granted the radio rights to broadcast Braves baseball following the expiration of Jacor's current contract at the end of the 1994 baseball season.

Michaels said, "We believe the new contract awarded by the Braves requires payment of the highest radio rights fees in the history of baseball. We could not justify paying an amount that would be unprofitable at these levels. We are aggressively developing replacement programming, and we continue to develop WGST(FM)."

Jacor had the number one share of market revenues in Atlanta, Denver and Cincinnati during the first quarter of 1994, and held the number two spot in Tampa, Jacksonville and Knoxville.

Michaels also said Jacor's board of directors, in response to recent market conditions, has authorized the company to purchase up to 1 million shares of its own stock from time to time in open-market or negotiated transactions.

Jacor Communications, Inc., headquartered in Cincinnati, is the nation's ninth largest radio group. The company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.


Table follows.


                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1994 and 1993
                                 (UNAUDITED)



                                                1994               1993
Broadcast revenue                          $ 22,042,717       $ 16,898,228
     Less agency commissions                  2,260,688          1,815,394

       Net revenue                           19,782,029         15,082,834

Broadcast operating expenses                 17,191,271         13,775,577

Broadcast cash flow (1)                       2,590,758          1,307,257

Depreciation and amortization                 2,227,982          2,244,396
Corporate general and
  administrative expenses                       881,939            786,193

       Operating loss                          (519,163)        (1,723,332)

Interest expense                               (153,546)        (1,128,265)

Other income, net                               253,266             43,496

       Loss before income taxes                (419,443)        (2,808,101)

Income tax benefit                              199,000          1,741,000

       Net loss                            $   (220,443)       $(1,067,101)


        Net loss per common share              $ (0.01)          $ (0.10)

Number of common shares used in per
  share computations                         19,528,320         10,221,111




[FN]
(1) Operating income before depreciation and amortization and corporate general and administrative expenses.