Form 10-Q
period 1994-06-30
JACOR COMMUNICATIONS INC
filed 1994-08-01
CIK 702808

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1994

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



At July 29, 1994, 19,588,789 shares of common stock were outstanding.

                          JACOR COMMUNICATIONS, INC.

                                    INDEX



                                                         Page
                                                        Number
PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 1994 and December 31,
            1993                                          3

          Condensed Consolidated Statements of
            Operations for the three months and
            six months ended June 30, 1994
            and 1993                                      4


          Condensed Consolidated Statements of
            Shareholders' Equity (Deficit) for the
            six months ended June 30, 1994 and
            1993                                          5

          Condensed Consolidated Statements of
            Cash Flows for the six months ended
            June 30, 1994 and 1993                        6

          Notes to Condensed Consolidated Financial
            Statements                                    7



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                19



PART II. Other Information

     Item 4. - Submission of Matters to Vote of
               Security Holders                          25

     Item 6. - Exhibits and Reports on Form 8-K          26

     Signatures                                          27

                          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1994           1993
                                                   (UNAUDITED)     (AUDITED)
                              ASSETS
Current assets:
   Cash and cash equivalents                     $ 22,402,017    $ 28,617,599
  Accounts receivable, less allowance for
    doubtful accounts of $1,338,000 in 1994
    and $1,082,000 in 1993                         24,275,463      19,449,289
   Other current assets                             3,453,701       1,997,149
            Total current assets                   50,131,181      50,064,037

 Property and equipment, net                       21,356,803      23,072,887
 Intangible assets, net                            90,757,773      84,991,361
 Other assets                                       5,941,342       1,780,244

            Total assets                         $168,187,099    $159,908,529


                                          LIABILITIES
Current liabilities:
   Accounts payable                              $  3,362,857    $  2,011,460
   Accrued payroll                                  2,421,359       3,218,239
   Accrued interest                                                     4,375
   Accrued federal, state and
     local income tax                               3,561,436       2,025,485
   Other current liabilities                        3,265,923       4,145,722
           Total current liabilities               12,611,575      11,405,281

Other liabilities                                   3,976,353         190,057
Deferred tax liability                              8,513,744       7,900,000

              Total liabilities                    25,101,672      19,495,338



                                      SHAREHOLDERS' EQUITY

Common stock, no par value, $.10 per share
   stated value                                     1,958,876       1,949,982
Additional paid-in capital                        137,144,001     136,634,368
Common stock warrants                                 390,290         390,397
Retained earnings                                   3,592,260       1,438,444


           Total shareholders' equity             143,085,427     140,413,191
            Total liabilities and
             shareholders' equity                $168,187,099    $159,908,529



                           The accompanying notes are an integral part
                       of the condensed consolidated financial statements.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three months and six months ended June 30, 1994 and 1993
                                  (UNAUDITED)




                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30

                                  1994        1993         1994         1993

Broadcast revenue             $33,588,971 $27,703,851  $55,631,688  $44,602,079
  Less agency commissions       3,578,752   3,007,585    5,839,440    4,822,979
    Net revenue                30,010,219  24,696,266   49,792,248   39,779,100

Broadcast operating expenses   22,231,623  18,772,175   39,422,894   32,547,752
Depreciation and amortization   2,487,786   2,442,032    4,715,768    4,686,428
Corporate general and
  administrative expenses         926,298     920,858    1,808,237    1,707,051

     Operating income           4,364,512   2,561,201    3,845,349      837,869

Interest expense                 (136,928)   (617,795)    (290,474)  (1,746,060)
Other income, net                 257,675      48,126      510,941       91,622
  Income (loss) before
      income taxes              4,485,259   1,991,532    4,065,816     (816,569)
Income tax (expense) benefit   (2,111,000) (1,255,800)  (1,912,000)     485,200

   Net income (loss)          $ 2,374,259 $   735,732  $ 2,153,816  $  (331,369)


Net income (loss) per
  common share                   $  .11       $  .05       $ .10      $ (.03)

Number of common shares used
  in per share computations    21,371,111  13,748,758   21,475,091   11,253,673






                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                    JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  for the six months ended June 30, 1994 and 1993


                        Common Stock               Preferred Stock
                     Shares  Stated Value      Shares        Par Value
- - -----------------------------------------------------------------------------
Balances,
 December 31,
 1992                428,015    $  42,802       683,181        $ 68,318
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting        8,710,655       871,065     (683,181)        (68,318)
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993              9,138,670       913,867        -0-              -0-
Issuance of
 Common Stock      3,484,321       348,432
Retirement of
 Treasury Stock      (46,586)       (4,659)
Issuance of
 Common Stock-
 1993 Rights
 Offering            345,476        34,548
Issuance of
 Common Stock-
 Directors
 subscription         80,000         8,000
Exercise of
 Warrants                614            61
Net loss
- - ------------------------------------------------------------------------------
Balances,
 June 30,
 1993             13,002,495    $1,300,249        -0-              -0-
==============================================================================


Balances,
 December 31,
 1993             19,499,812    $1,949,982        -0-           $  -0-
Exercise of
 Stock Options        88,310         8,831
Other                    635            63
Net income
- - ------------------------------------------------------------------------------
Balances,
 June 30,
 1994             19,588,757    $1,958,876        -0-           $  -0-
==============================================================================

                    The accompanying notes are an integral part
               of the condensed consolidated financial statements.


                              Additional                Common
                            Paid-In Capital              Stock
                         Common      Preferred         Warrants
- - ------------------------------------------------------------------------------
Balances,
 December 31,
 1992                 $19,497,537       $ 5,263,929  $   895,800
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting            36,994,455        (5,263,929)    (492,995)
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993                  56,491,992            -0-         402,805
Issuance of
 Common Stock          19,651,571
Retirement of
 Treasury Stock        (6,923,254)
Issuance of
 Common Stock-
 1993 Rights
 Offering               1,703,542
Issuance of
 Common Stock-
 Directors
 subscription             451,200
Exercise of
 Warrants                   5,158                           (123)
Net loss
- - ------------------------------------------------------------------------------
Balances,
 June 30,
 1993                 $71,380,209        $   -0-     $   402,682
==============================================================================


Balances,
 December 31,
 1993                $136,634,368       $    -0-     $   390,397
Exercise of
 Stock Options            498,068
Other                      11,565                           (107)
Net income
- - ------------------------------------------------------------------------------
Balances,
 June 30,
 1994                $137,144,001       $    -0-     $   390,290
==============================================================================


                     Retained
                     Earnings           Treasury Stock
                     (Deficit)        Shares        Amount         Total
- - ------------------------------------------------------------------------------
Balances,
 December 31,
 1992              $(69,680,819)       46,586    $(6,927,913)  $(50,840,346)
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting          69,680,819                                 101,721,097
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993                   -0-            46,586     (6,927,913)    50,880,751
Issuance of
 Common Stock                                                    20,000,003
Retirement of
 Treasury Stock                       (46,586)     6,927,913
Issuance of
 Common Stock-
 1993 Rights
 Offering                                                         1,738,090
Issuance of
 Common Stock-
 Directors
 subscription                                                       459,200
Exercise of
 Warrants                                                             5,096
Net loss               (331,369)                                   (331,369)    --
- - ----------------------------------------------------------------------------
Balances,
 June 30,
 1993              $   (331,369)         -0-       $    -0-     $ 72,751,771
==============================================================================


Balances,
 December 31,
 1993              $  1,438,444          -0-       $    -0-     $140,413,191
Exercise of
 Stock Options                                                       506,899
Other                                                                 11,521
Net income            2,153,816                                    2,153,816
- - ------------------------------------------------------------------------------
Balances,
 June 30,
 1994              $  3,592,260          -0-       $    -0-     $143,085,427
==============================================================================

                        JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 1994 and 1993
                                        (UNAUDITED)

                                                    1994             1993
Cash flows from operating activities:
  Net income (loss)                            $  2,153,816     $   (331,369)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
      Depreciation                                1,238,623        1,057,265
      Amortization of intangibles                 3,477,145        3,563,541
      Provision for losses on accounts
        and notes receivable                        512,388          418,498
      Decrease in deferred tax liability           (251,300)
      Refinancing fees                                            (1,994,801)
      Other                                        (339,840)        (192,240)
      Change in current assets and current
        liabilities net of effects of
        acquisitions and disposals:
          Increase in accounts receivable        (4,516,464)      (4,909,959)
          Increase (decrease) in other
            current assets                         (736,559)         887,392
          Increase (decrease) in accounts
            payable                                 995,141         (106,241)
          Increase (decrease) in accrued
            payroll, accrued interest
            and other current liabilities           308,060         (637,391)
Net cash provided (used) by operating
  activities                                      2,841,010       (2,245,305)

Cash flows from investing activities:
  Payments received on notes receivable             950,000           12,500
  Capital expenditures                             (866,429)        (846,331)
  Cash paid for acquisitions                     (7,688,038)      (3,691,020)
  Net proceeds from the sale of assets            1,919,189
  Loans originated and other                     (3,870,005)         (21,969)
Net cash used by investing activities            (9,555,283)      (4,546,820)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                        48,000,000
  Proceeds from issuance of common stock            518,420       20,119,856
  Collection of stock subscriptions receivable                     5,740,000
  Reduction in long-term debt                                    (73,386,692)
  Payment of restructuring expenses                 (19,729)      (4,890,930)
Net cash provided (used) by financing
    activities                                      498,691       (4,417,766)

Net decrease in cash and cash equivalents        (6,215,582)     (11,209,891)
Cash and cash equivalents at
  beginning of period                            28,617,599       12,429,574

Cash and cash equivalents at end of period     $ 22,402,017      $ 1,219,683


                        The accompanying notes are an integral part
                    of the condensed consolidated financial statements.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




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

    A reconciliation of the Company's historical shareholders' deficit as of December 31, 1992 with shareholders' equity at January 1, 1993 as reflected in the accompanying Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1993 is set forth below. Such reconciliation gives effect to the Restructuring and to the application of push-down accounting.

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
                                                   $131,002,000



4.    PER SHARE DATA

      Income per share for the six months ended June 30, 1994 and for the three months ended June 30, 1994 and 1993 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the period. Fully diluted earnings per share is not presented since it approximates primary earnings per share. The loss per common share for the six-month period ended June 30, 1993 is based on the weighted average number of shares of common stock outstanding. The Company's common stock equivalents were anti-dilutive for this period and, therefore, were not included in the computation.

5.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Income taxes aggregating $773,300 were paid during the six months ended June 30, 1994. There were no income taxes paid during the six months ended June 30, 1993. Interest paid was $255,000 (attributable to the annual commitment fee payable quarterly on the credit facility) and $2,027,000 for the six months ended June 30, 1994 and 1993, respectively. The effect of barter transactions has been eliminated.

      The condensed consolidated statement of cash flows for the six months ended June 30, 1993 reflects the changes in balance sheet accounts as of January 1, 1993, the date the restructuring was recorded.


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


7.    DEBT AGREEMENTS

      There was no debt outstanding at June 30, 1994 and December
      31, 1993.

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

      In accordance with the terms of the New Credit Agreement, the Company entered into an interest rate protection agreement in March 1993 on the notional amount of $22,500,000 for a three year term. This agreement provides protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 4.81%.

      Unaudited pro forma results of operations, assuming the Refinancing together with the Zell/Chilmark private placement occurred on the first day of the period shown below, are as follows (dollars in thousands, except per share amounts):

                               For the Six Months Ended June 30, 1993
                               Historical    Refinancing    Total Pro
                              As Reported     Adjustment      Forma
Broadcast revenue             $ 44,602                      $ 44,602
  Less agency commissions        4,823                         4,823
     Net revenue                39,779                        39,779

Broadcast operating expenses    32,548                        32,548
Depreciation and amortization    4,686                         4,686
Corporate general and
  administrative expenses        1,707                         1,707

     Operating income              838                           838

Interest expense                (1,746)      $   621 (a)      (1,125)
Other income, net                   92                            92

     Loss before income tax       (816)          621            (195)

     Income tax (expense)
       benefit                     485          (248)(b)         237

     Net income (loss)        $   (331)      $   373        $     42


     Net income (loss)
       per common share       $  (.03)                      $   .00

Number of common shares used
  in per share calculation      11,254         1,323 (c)      12,577


Adjustments to the unaudited pro forma results of operations are explained as follows:

(a) To reflect the elimination of the interest associated with the restructuring debt facility and record the interest associated with the new refinancing debt facility as follows:


        Restructuring debt
          interest included
          in historical
          statements                 $ (1,746)
        Interest on new
          refinancing
          debt facility
         ($45,000,000 x 5%)             1,125

        Pro forma adjustment         $   (621)



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


 9.   INCOME TAXES

      Income tax expense for the six months ended June 30, 1994 and for the three months ended June 30, 1994 and 1993 is based on the estimated annual effective tax rate inclusive of federal, state and local taxes. The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state and local taxes and non-deductible goodwill amortization.

      Income tax benefit for the six months ended June 30, 1993 recognizes the tax benefit of the interim operating loss based on the estimated annual effective tax rate inclusive of federal, state and local taxes. The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state and local taxes and non-deductible goodwill amortization.


10.   CAPITAL STOCK

      Warrants

      During the six months ended June 30, 1994, 538 warrants were exercised.

      Stock Options

      During the six months ended June 30, 1994, 88,310 options were exercised. In addition, options to purchase 10,000 shares were granted during this same period. The options vest 30% per year for the first two years after issuance and 20% per year for each of the next two years thereafter. The exercise price of the options that vested upon grant is $13.50 per share, and the options that subsequently vest on each anniversary of the grant date have an exercise price 4% greater than the options that vested in the previous year. Once an option vests, the exercise price for that option is fixed for the remaining term of the option.

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

The Amended Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45 million ($43.9 million at June 30, 1994 - see following paragraph) that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Amended Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Amended Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Amended Credit Agreement. Interest under the Amended Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Amended Credit Agreement requires that the commitment under the Revolver be reduced in the quarter commencing January 1, 1994 (reduced by $1.1 million as of June 30, 1994), and continuing quarterly thereafter. After the Acquisition Facility commitment terminates on September 30, 1996, the Amended Credit Agreement requires 17 equal quarterly amortization payments. The Amended Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Amended Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

The Company entered into an interest rate protection agreement in March 1993 on a notional amount of $22.5 million for a three-year term for a cost of $0.1 million. This agreement provided protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 4.81%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued








LIQUIDITY AND CAPITAL RESOURCES, Continued

During the six months ended June 30, 1994, the Company, through its subsidiaries, made acquisitions, loans and capital expenditures of approximately $12.1 million. The Company expects to make acquisitions, loans and capital expenditures in the range of $31.0 million to $36.0 million for the year ended December 31, 1994.

The Company has been authorized by its Board of Directors to purchase up to one million shares of its common stock from time-to-time in open-market or negotiated transactions. As of June 30, 1994 the Company had not acquired any shares under this authorization.

Management believes that its existing cash balances, cash generated from operations and the availability of borrowings under the Amended Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future, under existing market conditions.



CASH FLOW

Cash flows provided (used) by operating activities, inclusive of working capital were $2.8 million and ($2.2) million for the first six months of 1994 and 1993, respectively. The net cash provided of $2.8 million for the first six months of 1994 results primarily from the net income of $2.2 million generated during that period. The use of cash in the first six months of 1993 was primarily due to $2.0 million paid in refinancing fees. Cash flows used by investing activities were ($9.6) million and ($4.5) million for the first six months of 1994 and 1993, respectively, as a result of payments made for acquisitions, loans and capital expenditures. The 1994 amount is net of $2.8 million of payments received on notes and from the sale of assets. Cash flows used by financing activities were ($4.4) million during the first six months of 1993 principally due to the refinancing of the Company's senior debt net of the issuance of additional common stock and the payment of restructuring expenses.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1993

Broadcast revenue for the first six months of 1994 was $55.6 million, an increase of $11.0 million or 24.7% from $44.6 million during the first six months of 1993. This increase resulted from an increase in advertising rates in both local and national advertising, an increase in revenue generated from sports broadcasting and from the revenue generated at those properties owned or operated during the first six months of 1994 but not during the comparable 1993 period. On a "same station" basis - reflecting results from stations operated in the first six months of both 1994 and 1993 - broadcast revenue for the 1994 period was $52.0 million, an increase of $8.1 million or 18.5% from $43.9 million for the 1993 period.

Agency commissions for the first six months of 1994 were $5.8 million, an increase of $1.0 million or 21.1% from $4.8 million during the first six months of 1993 due to the increase in broadcast revenue. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

Broadcast operating expenses for the first six months of 1994 were $39.4 million, an increase of $6.9 million or 21.1% from $32.5 million during the first six months of 1993. These expenses increased as a result of an increase in broadcast rights' fees for Major League Baseball games, expenses incurred at those properties owned or operated during the first six months of 1994 but not during the comparable 1993 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for the 1994 period were $35.7 million, an increase of $3.8 million or 11.9% from $32.0 million for the 1993 period.

Station operating income excluding depreciation and amortization for the six months ended June 30, 1994 was $10.4 million, an increase of $3.2 million or 43.4% from $7.2 million for the six months ended June 30, 1993. On a "same station" basis, station operating income excluding depreciation and amortization for the 1994 period was $10.5 million, an increase of $3.4 million or 48.2% from $7.1 million for the 1993 period.

Depreciation and amortization for the first six months of 1994 and 1993 was $4.7 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued







RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1993, Continued

Operating income for the first six months of 1994 was $3.8 million, an increase of $3.0 million or 458.9% from an operating income of $0.8 million during the first six months of 1993.

Interest expense for the first six months of 1994 was $0.3 million, a decrease of $1.4 million or 83.4% from $1.7 million during the first six months of 1993. Interest expense declined due to the reduction in outstanding debt.

Net income for the first six months of 1994 was $2.4 million, compared to a net loss of $0.3 million reported by the Company for the first six months of 1993. The 1993 period includes a $0.5 million tax benefit recognized on the interim operating loss based on the estimated annual effective tax rate while the 1994 period includes a $1.9 million tax expense.



THE THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1993

Broadcast revenue for the second quarter of 1994 was $33.6 million, an increase of $5.9 million or 21.2% from $27.7 million during the second quarter of 1993. This increase resulted from an increase in advertising rates in both local and national advertising, an increase in revenue generated from sports broadcasting and from the revenue generated at those properties owned or operated during the 1994 second quarter but not during the comparable 1993 period. On a "same station" basis - reflecting results from stations operated in the second quarter of both 1994 and 1993 - broadcast revenue for the 1994 period was $31.6 million, an increase of $4.2 million or 15.5% from $27.3 million for the 1993 period.

Agency commissions for the second quarter of 1994 were $3.6 million, an increase of $0.6 million or 19.0% from $3.0 million during the second quarter of 1993 due to the increase in broadcast revenue. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1993, Continued

Broadcast operating expenses for the second quarter of 1994 were $22.4 million, an increase of $3.6 million or 18.4% from $18.8 million during the second quarter of 1993. These expenses increased as a result of an increase in broadcast rights' fees for Major League Baseball games, expenses incurred at those properties owned or operated during the 1994 second quarter but not during the comparable 1993 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for the 1994 period were $20.0 million, an increase of $1.5 million or 8.1% from $18.5 million for the 1993 period.

Station operating income excluding depreciation and amortization for the three months ended June 30, 1994 was $7.8 million, an increase of $1.9 million or 31.3% from the $5.9 million for the three months ended June 30, 1993. On a "same station" basis, station operating income excluding depreciation and amortization for the 1994 period was $8.1 million, an increase of $2.2 million or 38.4% from $5.9 million for the 1993 period.

Depreciation and amortization for the second quarter of 1994 and 1993 was $2.5 million and $2.4 million, respectively.

Operating income for the second quarter of 1994 was $4.4 million, an increase of $1.8 million or 70.4% from operating income of $2.6 million during the second quarter of 1993.

Interest expense for the second quarter of 1994 was $0.1 million, a decrease of $0.5 million or 77.8% from $0.6 million during the second quarter of 1993. Interest expense declined due to the reduction in outstanding debt.

Net income for the second quarter of 1994 was $2.4 million, compared to net income of $0.7 million reported by the Company for the second quarter of 1993. The 1993 period includes income tax expense of $1.3 million while the 1994 period includes $2.1 million of income tax expense. The income tax expense for each period is based on the estimated annual effective tax rate.

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

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                         PART II - OTHER INFORMATION






Item 4.  Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders was held on May 18, 1994. At such meeting the shareholders were asked to vote upon (1) a proposed amendment to the Company's Amended and Restated Articles of Incorporation and (2) a proposed amendment to the Company's Amended and Restated Code of Regulations.

The specific matters voted upon and the results of the voting were as follows:

(1)   The proposal to amend the Company's Amended and Restated
      Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 40,000,000 to 100,000,000:

            Shares Voted "FOR"            16,746,936 (85.5%)
            Shares Voted "AGAINST"           430,536
            Shares "ABSTAINING"                2,334

(2)   The proposal to amend the Company's Amended and Restated
      Code of Regulations to increase the maximum allowable number of Directors of the Company from nine (9) to fifteen (15).

            Shares Voted "FOR"            16,396,041 (85.5%)
            Shares Voted "AGAINST"           782,159
            Shares "ABSTAINING"                1,606

Each proposal received more than the requisite two-thirds approval of the Company's outstanding shares of common stock and was thereby adopted. The amendment to the Company's Amended and Restated Code of Regulations was effective immediately upon shareholder approval. The amendment to the Company's Amended and Restated Articles of Incorporation will be effective upon filing a certificate of amendment with the Ohio Secretary of State.
That filing will be made when the Company identifies a specific use for the additional authorized shares.

The Company's shareholders also re-elected the eight incumbent
Directors of the Company to serve for an additional one year term expiring at the 1995 Annual Meeting of Shareholders.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibits.



     Number      Description                                 Page


        3        Amended and Restated Code of Regulations
                 of the Company (as last amended
                 May 18, 1994)                                28

       11        Statement re computation of consolidated
                 income (loss) per common share               39

       99        Press Release dated July 28, 1994            40



   (b)      Reports on Form 8-K

                       None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    JACOR COMMUNICATIONS, INC.
                                           (Registrant)





DATED:  July 29, 1994              BY  /s/ R. Christopher Weber
                                        R. Christopher Weber,
                                      Senior Vice President and
                                       Chief Financial Officer

                                                     EXHIBIT  3

                             AMENDED AND RESTATED

                              CODE OF REGULATIONS

                                      OF

                          JACOR COMMUNICATIONS, INC.
                        (As last amended May 18, 1994)

                                   ARTICLE I

                                 SHAREHOLDERS


      Section 1.  Annual Meeting.  The annual meeting of the
Shareholders of this corporation shall be held at any time within five months after the close of the fiscal year of the corporation.

      Section 2. Special Meetings. Special meetings of the Shareholders may be called at any time by the Chairman of the Board, the President, a majority of the Board of Directors acting with or without a meeting, or the holder or holders of ten percent of all shares outstanding and entitled to vote thereat. Calls for special meetings shall specify the time, place and object or objects thereof, and, unless all Shareholders entitled to vote thereat agree otherwise, no business other than that specified in the call therefor shall be considered at any such meeting.

      Section 3. Place of Meetings. Annual and special meetings of Shareholders shall be held at the principal office of the corporation in the City of Cincinnati, Ohio, or at any other reasonably convenient location, either within or without the State of Ohio, to be designated by the Board of Directors.

      Section 4. Notice of Meetings. Unless waived, a written notice of each annual or special meeting of the Shareholders, stating the date, the hour, the place, and the purpose or purposes thereof, shall be served upon or mailed to each Shareholder of record entitled to vote at such meetings not more than sixty days nor less than ten days before any such meeting. If mailed, notice is given when deposited in the United States mail, postage prepaid, directed to the Shareholder at his address as the same appears on the books of the corporation.

      All notices with respect to any shares of record in the name of two or more persons may be given to that person who is named first on the books of the corporation, with such notice being effective as to all the holders of record of such shares.

      Every person who by operation of law, transfer, or otherwise shall become entitled to any share or right or interest therein, shall be bound by every notice with respect to such share which, prior to his name and address being entered upon the books of the corporation as the registered holder of such share, may have been given to the person in whose name such share appeared of record.

      Section 5. Waiver of Notice. Any Shareholder entitled to notice, either before or after any meeting, may waive any notice required to be given by law or under these Regulations, and whenever all of the Shareholders entitled to vote shall meet in person or by proxy and consent in writing to the holding of a meeting, such meeting shall be valid for all purposes without call or notice, and at such meeting any action may be taken.

      Section 6. Quorum. The presence, at any Shareholders' meeting, in person or by proxy, of holders of record of a majority of the amount of the authorized, issued, and outstanding stock entitled to vote thereat shall be necessary to constitute a quorum.

      Section 7. Proxies. Any Shareholder entitled to vote at a meeting of the Shareholders may be represented and voted thereat by proxy, appointed by an instrument in writing, subscribed by the Shareholder, or by his duly authorized attorney, and submitted to the Secretary at or before such meeting.

      Section 8. Voting. At all meetings of the Shareholders, only such persons shall be entitled to vote as are:

            (a) Authorized to vote and who appear as Shareholders upon the books of the corporation for ten days prior to such meeting; or

            (b) Authorized to vote in accordance with the proxy provisions of Article I, Section 7.

      Section 9. Order of Business. At all Shareholders' meetings, the order of business shall be as follows:

            (a)   Call to order by the President.

            (b) Presentation of proof of due calling of the meeting, the certificate of the Secretary or the affidavit of the person who mailed the notice being conclusive proof of service in that mode.

            (c)   Execution of any and all waivers of notice.

            (d)   Presentation and examination of proxies.

            (e) Reading and settlement of the minutes of the previous meeting.

            (f)   Reports of Officers and Committees.

            (g) If the annual meeting, or a meeting called for that purpose, the election of Directors.

            (h)   Unfinished business.

            (i)   New business.

            (j)   Adjournment.

This order may be changed by the affirmative vote of the majority of the Shareholders present.

      Section 10. Action Without Meeting. Any action which may be taken at any meeting of Shareholders may be taken without a meeting if authorized by a writing signed by all of the holders of shares who would be entitled to notice of a meeting held for such purpose.


                                  ARTICLE II

                              BOARD OF DIRECTORS


      Section 1. Number of Directors. The number of Directors shall be five (5) unless changed as provided in this paragraph. The number of Directors may be increased from time to time by the Board of Directors to a maximum of fifteen (15) and decreased from time to time to a minimum of five (5) without further amendment of these regulations upon the adoption of a resolution offered for that purpose at any regular or special meeting of the Board of Directors pursuant to the vote of a majority of Directors in office at the time of the meeting. In addition, the Board of Directors may, pursuant to the vote of a majority of the Directors in office at the time of the meeting, fill any Director's position that is created by an increase in the number of Directors. No reduction in the number of Directors shall have the effect of removing from office any Director prior to the expiration of his term in office.

      Section 2.  Election of Directors.  Except as provided in
Article II, Section 1, the election of the Directors shall be held at the annual meeting of the Shareholders, or at a special meeting called for that purpose. At each and every election of Directors, each holder of common shares entitled to vote shall have the right to vote either in person or by proxy the number of common shares owned by him for as many persons as there are Directors to be elected, or, may cumulate his common shares and give one candidate as many votes as are equal to the product of the number of Directors to be elected multiplied by the number of shares of his common stock, or distribute them on the same principle among as many candidates as he thinks fit.

	     Section 3. Term of Office. Except as provided in Article II, Section 1, Directors shall hold office until the next annual
Shareholders' meeting succeeding their election and until their successors are elected and qualified.

      Section 4. Compensation. The Board of Directors, by the affirmative vote of a majority of the Directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all Directors for services to the corporation as Directors, officers, or otherwise, and to establish a fixed sum for expenses of attendance at each meeting, regular or special.

      Section 5.  Vacancies.  Any vacancy in the Board of
Directors resulting from death, resignation, removal or disqualification, may be filled by a majority vote of the remaining Directors, and each person so elected shall be Director until his successor is elected by the Shareholders. A resignation from the Board of Directors shall be deemed to take effect upon its receipt by the Secretary unless some other time is specified therein.

      Section 6. Removal. All the Directors, or all the Directors of a particular class, or any individual Director may be removed from office, without assigning any cause, by the vote of the holders of record of two-thirds of the amount of authorized, issued, and outstanding stock which is entitled to elect the Director of that class, provided that no individual Director shall be removed by an amount which would be unable to prevent his election to the Board, pursuant to the cumulative voting rights in Article II, Section 2.

      Section 7.  Meetings.

            (a) Annual Meetings. An annual meeting of the Directors of this corporation shall be held immediately following the adjournment of each annual Shareholders' meeting if all of the Directors can be duly notified for such meeting. If the annual meeting is not so held, it shall be held at a time within the next thirty days. If held thereafter, however, the validity of such meeting shall not be questioned by reason of the late holding thereof.

            (b) Special Meetings. Special meetings of the Board of Directors may be called by the President. Upon written request to the President by at least two Directors, the President shall call a meeting at the time requested by said Directors. In all cases, however, not less than seven nor more than thirty days notice of the special meeting must be given to all Directors.

           (c) Place of Meetings. All meetings of the Board of Directors shall be held at the principal office of the corporation in the City of Cincinnati, Ohio, or at such other reasonably convenient location, either within or without the State of Ohio, as the Board may designate from time to time and as may be specified in the notice thereof.

            (d) Notice of Meetings. Written notice of an annual or special meeting of the Board of Directors shall be served upon or mailed by registered or certified mail, return receipt requested, to each Director by the Secretary at least seven days prior to such meeting. If mailed, notice is given when deposited in the United States mail, and it shall be addressed to each Director at his respective residence or usual place of business. Every such notice shall state the time and place of the meeting, but need not state the purposes thereof. Notice of any meeting of the Board need not be given to any Director, however, if waived by him in writing, whether before or after such meeting be held, or if he shall be present at such meeting, and any meeting of the Board shall be a valid meeting for all purposes without notice thereof having been given if all Directors shall be present thereat.

            (e) Quorum. The presence of a majority of all Directors in office at the time of the meeting shall be necessary to constitute a quorum at that meeting.

      Section 8.  Duties and Authority.

            (a) General Powers. It shall be the duty of the Directors, acting as a Board, to exercise general supervision over the affairs of the corporation, to fix, define, and limit the powers and duties of all officers, to direct and advise all officers, to cause financial reports to be prepared, and to declare dividends and order the same paid at such times as they may determine, and as the net earnings and conditions of the business warrant. All such actions shall require approval of a majority of the Directors then in office.

                 Any business dealing of any nature for which said majority approval is not obtained shall be the individual responsibility of the particular officer or Director, and the corporation, its Shareholders, other officers and/or Directors shall be in no way responsible to the violating officer and/or Director, or to third parties for any liability arising out of that business dealing.

                 When approval of the Board of Directors has been given to a particular transaction or undertaking, the Board of Directors may then delegate to officers, employees, or agents the authority to complete such transaction or undertaking.

            (b) Inspection of Books. The Board of Directors shall, subject to the laws of the state of incorporation, determine the conditions and regulations under which books and accounts of this corporation, or any of them, shall be open to the inspection of the Shareholders of this corporation.

            (c) Election of Officers. At the annual meeting of the Board of Directors in each year, and at any special meetings held for that purpose, the Board of Directors shall elect officers of the corporation by a majority vote of the Directors then in office and designate and appoint such subordinate officers and employees as it shall determine.

            (d) Executive Committee. The Board of Directors, by resolution adopted by a majority of the Directors then in office, may designate three or more Directors to constitute an executive committee, which committee, to the extent provided in such resolution, shall have and may exercise all of the authority of the Board of Directors in the management of the corporation, provided such committee shall not have the authority of the Board of Directors in reference to amending the articles of incorporation, adopting a plan of merger or adopting a plan of consolidation with another corporation or corporations, recommending to the Shareholders the sale, lease, exchange, mortgage, pledge, or other disposition of all or substantially all of the property and assets of the corporation if not made in the usual and regular course of its business, recommending to the shareholders a voluntary dissolution of the corporation or a revocation thereof, amending, altering, or repealing the regulations of the corporation, electing or removing officers of the corporation or members of the executive committee, fixing the compensation of any member of the executive committee, declaring dividends or amending, altering, or repealing any resolution of the Board of Directors which by its terms provides that is shall not be amended, altered, or repealed by the executive committee. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law.

            (e) Other Committees. The Board of Directors, by resolution adopted by a majority of the Directors then in office, may designate other committees consisting of not less than two Directors, except as otherwise required by law. Committees consisting of two Directors will not have the authority of the Board of Directors, but may make recommendations to the Board of Directors and may exercise such powers as shall be conferred or authorized by resolution of the Board. A majority of any such committee may determine its action and fix the time and place of its meetings unless the Board of Directors shall otherwise provide. The Board of Directors, by such affirmative vote, shall have power at any time to change the powers and members of any such committees, to fill vacancies, and to dispose of any such committee.

                                 ARTICLE III

                                   OFFICERS


      Section 1. Composition. The officers of this corporation shall be a President, a Secretary, and a Treasurer. The corporation may also have a Chairman of the Board, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers and such other officers and assistant officers as the Board of Directors may determine. The President and Chairman of the Board shall be chosen from among the members of the Board of Directors.

      Section 2. Term of Office. The officers shall hold office for the term of one year and until their successors are elected and qualified; provided, however, that the officers elected at the first meeting of the first Board of Directors shall hold office until the next annual election of officers, as provided by these Regulations.

            Any officer may be removed with or without cause upon the two-thirds vote of the Directors then in office, unless contrary to the terms of an employment contract.

            A vacancy in any office, however created, shall be filled by the Board of Directors.

            Any two or more offices may be held by the same person.

      Section 3.  Duties.

            (a) Chairman of the Board. The Chairman of the Board, if one be elected, shall preside at all meetings of the Board of Directors and shall have such other powers and duties as may be prescribed by the Board of Directors.

            (b) President. The President shall be an active executive officer of the corporation and shall perform such duties as shall be designated from time to time by the Board of Directors. In any event he shall preside at all meetings of the Shareholders and, in the absence of, or if a Chairman of the Board shall not have been elected, shall also preside at meetings of the Board of Directors. He shall have authority to sign all certificates for shares. He shall have authority to sign all deeds, mortgages, bonds, contracts, notes and other instruments requiring his signature if:

                  (i) at the express direction of the Board of Directors and

                 (ii) with the countersignature of the Secretary, or of any other officer expressly authorized to do so.

He shall further have all the powers and duties prescribed by the General Corporation Law and such others as the Board of Directors may, from time to time, assign to him.

            (c) Vice President. The Vice President, if one be elected, shall perform such duties as are conferred upon him by these Regulations, or as may from time to time be assigned to him by the Board of Directors. At the request of the President, or in his absence or disability, the Vice President, designated by the President (or in the absence of such designation, the Vice President designated by the Board), shall perform all the duties of the President, and when so acting, shall have all the powers of the President. The authority of the Vice President to sign in the name of the corporation all certificates for shares and authorized deeds, mortgages, bonds, contracts, notes and other instruments shall be coordinated with like authority of the President.

            (d) Secretary. The Secretary shall keep the minutes of all proceedings of the Board of Directors and of the Shareholders and make a proper record of the same, which shall be attested by him. He shall give notice of meetings of Shareholders and Directors. He shall keep such books as may be required by the Board of Directors, shall take charge of the seal and stock book of the corporation, and shall issue and attest all certificates of stock. He shall have authority to sign all deeds, mortgages, bonds, contracts, notes and other instruments requiring his signature if:

                  (i) at the express direction of the Board of Directors and

                 (ii) with the countersignature of the President, or of any other officer expressly authorized to do so.

He shall further have all the powers and duties prescribed by the General Corporation Law and such others as the Board of Directors may, from time to time, assign to him.

            (e) Treasurer. The Treasurer shall have the custody of the funds and securities of the corporation which may come into his hands and shall do with the same as may be ordered by the Board of Directors. When necessary or proper, he may endorse for collection on behalf of the corporation checks, notes, and other similar obligations. All corporate funds disbursed shall be by check and must be signed by the President or Treasurer of the corporation. The Treasurer shall deposit the funds of the corporation to its credit in such banks and depositories as the Board of Directors may from time to time designate. He shall submit to the annual meeting of the Shareholders a statement of the financial conditions of the corporation and whenever thereto required by the Board of Directors, shall make and render a statement of his accounts and such other statements as may be required by the Board of Directors. He shall keep in books of the corporation full and accurate accounts of all monies received and paid by him for account of the corporation. He shall perform such other duties as may from time to time be assigned by the Board of Directors to him.

            (f) Assistant and Subordinate Officers. The Board of Directors may appoint such assistant and subordinate officers as it may deem desirable. Each such officer shall hold office during the pleasure of the Board of Directors and perform such duties as the Board of Directors may prescribe.

                  The Board of Directors may from time to time authorize any officer to appoint and remove subordinate officers, to prescribe their authority and duties, and to fix their compensation.

            (g) Delegation of Duties. In the absence of any officer of the corporation, or for any other reason the Board of Directors may deem sufficient, the Board may delegate the powers or duties of such officer to any other officer, Director, or other qualified person the Board may select.


                                  ARTICLE IV

                                     STOCK


      Section 1. Form. Each certificate for the shares of stock of the corporation shall bear a distinguishing number, the signature of the President and Secretary, and such recitals as may be required by law. The certificates for shares shall be of such tenor and design as the Directors may adopt, and the tenor and design thereof may be changed from time to time by the Board.

      Section 2. Issuance and Transfer. Certificates evidencing ownership of the shares of stock of the corporation shall be issued to those entitled to them by transfer or otherwise. They shall be issued respectively in numerical order and a full record of books shall be kept for that purpose.

            No issue or transfer of stock shall be made except on the books of the corporation, under signature of the President, of the Secretary, and of the holder of record of stock, or his agent or attorney, thereunto duly constituted, and no transfer of stock shall be made except upon the production and delivery to the corporation of the certificate of the holder. Upon the return of said certificate of the holder, the Secretary shall cancel it and paste or attach the same to the proper stub in the stock book from which it was originally detached.

            No certificate of stock shall be transferred so long as the holder thereof, whether legally or equitably, shall be indebted to the corporation, and the corporation shall have a first and paramount lien upon all stock of any holder who may be indebted to the corporation.


                                   ARTICLE V

                                     SEAL


      The Board of Directors may, but need not, adopt, use, and thereafter alter, a corporate seal.


                                  ARTICLE VI

                         INDEMNIFICATION OF DIRECTORS,
                            OFFICERS AND EMPLOYEES


      Section 1. Right to Indemnification. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including all appeals by reason of the fact that he is or was a director, officer or employee of the corporation, or is or was serving at the request of the corporation as a director, trustee, officer or employee of another corporation, partnership, joint venture, trust or other enterprise, including any employee benefit plan, to the fullest extent permissible under applicable law.

      Section 2. Nonexclusiveness; Heirs. The indemnification provided by this Article shall not be exclusive of, and shall be in addition to, any other rights granted to those seeking indemnification as a matter of law or under the Articles of Incorporation, these regulations, any agreement, vote of shareholders or disinterested directors, any insurance purchased by the corporation, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office and shall continue as to a person who has ceased to be a director, trustee, officer or employee and shall inure to the benefit of the heirs, executors and administrators of such a person.

      Section 3. Purchase of Insurance. The corporation may purchase and maintain insurance or furnish similar protection, including but not limited to trust funds, letters of credit or self-insurance, on behalf of or for any person who is or was a director, officer or employee of the corporation, or is or was serving at the request of the corporation as a director, trustee, officer or employee of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article.

      Section 4. Effectiveness. Neither the amendment nor repeal of this Article nor the adoption of any provision of the Articles of Incorporation or these Regulations or of any statute inconsistent with this Article shall eliminate or reduce the effect of this Article in respect of any acts or omissions occurring prior to such amendment, repeal or adoption of an inconsistent provision.


                                  ARTICLE VII

                                   AMENDMENT


      This Code of Regulations may be amended or new regulations adopted only upon the written assent of the holders of record of two-thirds of the issued capital stock of the corporation entitled to vote.


                                 ARTICLE VIII

                          CONTROL SHARE ACQUISITIONS


      Section 1701.831 of the Ohio Revised Code does not apply to "control share acquisitions" (as defined therein) of shares of the Company.

                         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          EXHIBIT 11
                  Computation of Consolidated Income (Loss) Per Common Share
               for the three months and six months ended June 30, 1994 and 1993

                                             Three Months Ended          Six Months Ended
                                                   June 30                   June 30
                                              1994         1993         1994         1993

Income (loss) for primary and
fully diluted computation:

    Income (loss)                        $2,374,259    $  735,732    $2,153,816   $  (331,369)



Primary (1):

     Weighted average common shares
       and all other dilutive
       securities:
          Common stock                    19,581,945   12,587,436    19,555,281   11,253,673
          Stock purchase warrants            755,470      474,665       844,297        (2)
          Stock options                      733,696      686,657       775,513        (2)
          Contingently issuable
            common shares                    300,000                    300,000
                                          21,371,111   13,748,758    21,475,091   11,253,673
     Primary income (loss)
       per common share                     $ .11        $ .05          $ .10       $ (.03)


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


Contact:   Chris Weber
           513/621-1300
           or
           Kirk Brewer
           312/466-4096



                   JACOR REPORTS SIGNIFICANT IMPROVEMENTS IN
                              BROADCAST CASH FLOW


CINCINNATI, JULY 28 - Jacor Communications, Inc. (NASDAQ: JCOR), owner and operator of radio stations in six U.S. markets, today reported a 43-percent increase in broadcast cash flow during the six months ended June 30, 1994, and a 31-percent increase in broadcast cash flow for the second quarter of 1994.

      Jacor's broadcast cash flow for the 1994 six-month period rose 43 percent to $10.4 million from $7.2 million in the same six-month period of 1993. Second quarter broadcast cash flow rose 31 percent to $7.8 million in 1994 from $5.9 million in the same quarter of 1993. Net revenues for the six-month period rose 25 percent to $49.8 million from $39.8 million in the 1993 period. Second quarter 1994 net revenues rose 22 percent to $30.0 million from $24.7 million in the 1993 period.

      On a "same station" basis - reflecting results from stations operated in the first six months of both 1994 and 1993 - Jacor's broadcast cash flow rose 48 percent to $10.5 million for the first six months of 1994 from $7.1 million in the same period last year. Broadcast cash flow on a "same station" basis for the second quarter of 1994 rose 38 percent to $8.1 million from $5.8 million for the second quarter of 1993.

      The company reported net income of $2.2 million or 10 cents per share, during the first six months of 1994. Results for the same period last year reflected a net loss of $0.3 million, or 3 cents per share. Net income for the second quarter of 1994 was $2.4 million or 11 cents per share, an increase of 222 percent from the net income of $0.7 million or 5 cents per share reported by the Company for the second quarter of 1993.

      Jacor Communications, Inc., headquartered in Cincinnati, is the nation's ninth largest radio group. The Company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three months and six months ended June 30, 1994 and 1993
                                  (UNAUDITED)




                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30

                                  1994        1993         1994         1993

Broadcast revenue             $33,588,971 $27,703,851 $ 55,631,688  $44,602,079
  Less agency commissions       3,578,752   3,007,585    5,839,440    4,822,979
    Net revenue                30,010,219  24,696,266   49,792,248   39,779,100

Broadcast operating expenses   22,231,623  18,772,175   39,422,894   32,547,752

Broadcast cash flow (1)         7,778,596   5,924,091   10,369,354    7,231,348

Depreciation and amortization   2,487,786   2,442,032    4,715,768    4,686,428
Corporate general and
  administrative expenses         926,298     920,858    1,808,237    1,707,051

    Operating income            4,364,512   2,561,201    3,845,349      837,869

Interest expense                 (136,928)   (617,795)    (290,474)  (1,746,060)
Other income, net                 257,675      48,126      510,941       91,622

    Income (loss) before
      income taxes              4,485,259   1,991,532    4,065,816     (816,569)
Income tax (expense) benefit   (2,111,000) (1,255,800)  (1,912,000)     485,200

    Net income (loss)         $ 2,374,259 $   735,732  $ 2,153,816  $  (331,369)


Net income (loss) per
  common share                   $  .11       $  .05       $ .10      $ (.03)

Number of common shares used
  in per share computations    21,371,111  13,748,758   21,475,091   11,253,673



[FN]


(1) Operating income before depreciation and amortization and corporate general and administrative expenses.