Form 10-Q
period 1994-09-30
JACOR COMMUNICATIONS INC
filed 1994-11-04
CIK 702808

FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                       For the quarterly period ended September 30, 1994

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



At October 31, 1994, 19,590,293 shares of common stock were outstanding.

                                   JACOR COMMUNICATIONS, INC.

                                             INDEX



                                                         Page
                                                        Number
PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1994 and December
            31, 1993                                      3

          Condensed Consolidated Statements of
            Operations for the three months and
            nine months ended September 30, 1994
            and 1993                                      4


          Condensed Consolidated Statements of
            Shareholders' Equity (Deficit) for the
            nine months ended September 30, 1994
            and 1993                                      5

          Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            September 30, 1994 and 1993                   6

          Notes to Condensed Consolidated Financial
            Statements                                    7



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 19



PART II. Other Information


     Item 6. - Exhibits and Reports on Form 8-K           25

     Signatures                                           26

                       JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      1994           1993
                                                   (UNAUDITED)     (AUDITED)
                                          ASSETS
Current assets:
   Cash and cash equivalents                     $ 23,258,885    $ 28,617,599
Accounts receivable, less allowance for
    doubtful accounts of $1,385,400 in 1994
    and $1,082,000 in 1993                         24,857,894      19,449,289
   Other current assets                             4,640,414       1,997,149
            Total current assets                   52,757,193      50,064,037

 Property and equipment, net                       22,876,833      23,072,887
 Intangible assets, net                            89,130,823      84,991,361
 Other assets                                       5,645,359       1,780,244

            Total assets                         $170,410,208    $159,908,529


                                       LIABILITIES
Current liabilities:
   Accounts payable                              $  3,040,245    $  2,011,460
   Accrued payroll                                  2,127,679       3,218,239
   Accrued federal, state and
     local income tax                               3,633,095       2,025,485
   Other current liabilities                        3,761,935       4,150,097
           Total current liabilities               12,562,954      11,405,281

Other liabilities                                   3,922,960         190,057
Deferred tax liability                              8,203,344       7,900,000

              Total liabilities                    24,689,258      19,495,338



                                   SHAREHOLDERS' EQUITY

Common stock, no par value, $.10 per share
   stated value                                     1,958,981       1,949,982
Additional paid-in capital                        137,150,045     136,634,368
Common stock warrants                                 390,280         390,397
Retained earnings                                   6,221,644       1,438,444


           Total shareholders' equity             145,720,950     140,413,191
            Total liabilities and
             shareholders' equity                $170,410,208    $159,908,529



                        The accompanying notes are an integral part
                    of the condensed consolidated financial statements.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIE
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 1994 and 1993
                                  (UNAUDITED)


                                Three Months Ended         Nine Months Ended
                                    September 30,            September 30,

                                  1994        1993         1994         1993

Broadcast revenue             $31,912,183 $29,469,525 $ 87,543,871  $74,071,603
  Less agency commissions       3,413,707   3,163,042    9,253,147    7,986,021

    Net revenue                28,498,476  26,306,483   78,290,724   66,085,582

Broadcast operating expenses   20,496,794  19,399,250   59,919,688   51,947,001
Depreciation and amortization   2,519,255   2,725,513    7,235,023    7,411,941
Corporate general and
  administrative expenses         698,212     827,750    2,506,449    2,534,801

    Operating income            4,784,215   3,353,970    8,629,564    4,191,839

Interest expense                 (137,591)   (608,203)    (428,065)  (2,354,263)
Other income, net                 286,660      32,751      797,601      124,372

    Income before
      income taxes              4,933,284   2,778,518    8,999,100    1,961,948
Income tax expense             (2,303,900) (1,885,200)  (4,215,900)  (1,400,000)

   Net income                 $ 2,629,384 $   893,318  $ 4,783,200  $   561,948


Income per common share         $ 0.12      $  0.06      $ 0.22       $  0.04

Number of common shares used
  in per share computations    21,413,359  15,237,638   21,454,531   13,278,741



                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              for the nine months ended September 30, 1994 and 1993

                        Common Stock               Preferred Stock
                     Shares  Stated Value      Shares        Par Value
- - -----------------------------------------------------------------------------
Balances,
 December 31,
 1992                428,015    $  42,802       683,181        $ 68,318
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting        8,710,655       871,065     (683,181)        (68,318)
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993              9,138,670       913,867        -0-              -0-
Issuance of
 Common Stock      3,484,321       348,432
Retirement of
 Treasury Stock      (46,586)       (4,659)
Issuance of
 Common Stock-
 1993 Rights
 Offering            345,476        34,548
Issuance of
 Common Stock-
 Directors
 subscription         80,000         8,000
Issuance of
 Common Stock-
 purchase of
 KAZY(FM)            964,006        96,401
Exercise of
 Stock Options        52,886         5,289
Other                  1,560           156
Net income
- - ------------------------------------------------------------------------------
Balances,
 September 30,
 1993             14,020,333    $1,402,034        -0-              -0-
==============================================================================
Balances,
 December 31,
 1993             19,499,812    $1,949,982        -0-           $  -0-
Exercise of
 Stock Options        89,310         8,931
Other                    688            68
Net income
- - ------------------------------------------------------------------------------
Balances,
 September 30,
 1994             19,589,810    $1,958,981        -0-           $  -0-
==============================================================================
                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              Additional                Common
                            Paid-In Capital              Stock
                         Common      Preferred         Warrants
- - ------------------------------------------------------------------------------
Balances,
 December 31,
 1992                 $19,497,537       $ 5,263,929  $   895,800
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting            36,994,455        (5,263,929)    (492,995)
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993                  56,491,992            -0-         402,805
Issuance of
 Common Stock          19,651,571
Retirement of
 Treasury Stock        (6,923,254)
Issuance of
 Common Stock-
 1993 Rights
 Offering               1,703,542
Issuance of
 Common Stock-
 Directors
 subscription             451,200
Issuance of
 Common Stock-
 purchase of
 KAZY(FM)               5,436,993
Exercise of
 Stock Options            275,914
Other                      12,849                         (9,012)
Net income
- - ------------------------------------------------------------------------------
Balances,
 September 30,
 1993                 $77,100,807        $   -0-     $   393,793
==============================================================================
Balances,
 December 31,
 1993                $136,634,368       $    -0-     $   390,397
Exercise of
 Stock Options            503,708
Other                      11,969                           (117)
Net income
- - ------------------------------------------------------------------------------
Balances,
 September 30,
 1994                $137,150,045       $    -0-     $   390,280
==============================================================================

                     Retained
                     Earnings           Treasury Stock
                     (Deficit)        Shares        Amount         Total
- - ------------------------------------------------------------------------------
Balances,
 December 31,
 1992              $(69,680,819)       46,586    $(6,927,913)  $(50,840,346)
To give effect
 to the
 Restructuring
 and to the
 application of
 push-down
 accounting          69,680,819                                 101,721,097
- - ------------------------------------------------------------------------------
Balances,
 January 1,
 1993                   -0-            46,586     (6,927,913)    50,880,751
Issuance of
 Common Stock                                                    20,000,003
Retirement of
 Treasury Stock                       (46,586)     6,927,913
Issuance of
 Common Stock-
 1993 Rights
 Offering                                                         1,738,090
Issuance of
 Common Stock-
 Directors
 subscription                                                       459,200
Issuance of
 Common Stock-
 purchase of
 KAZY(FM)                                                         5,533,394
Exercise of
 Stock Options                                                      281,203
Other                                                                 3,993
Net income              561,948                                     561,948
- - ------------------------------------------------------------------------------
Balances,
 September 30,
 1993              $    561,948          -0-       $    -0-     $ 79,458,582
==============================================================================
Balances,
 December 31,
 1993              $  1,438,444          -0-       $    -0-     $140,413,191
Exercise of
 Stock Options                                                       512,639
Other                                                                 11,920
Net income            4,783,200                                    4,783,200
- - ------------------------------------------------------------------------------
Balances,
 September 30,
 1994              $  6,221,644          -0-       $    -0-     $145,720,950
==============================================================================

                        JACOR COMMUNICATIONS, INC. AN
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the nine months ended September 30, 1994 and 1993
                                        (UNAUDITED)

                                                    1994             1993
Cash flows from operating activities:
  Net income                                   $ 4,783,200      $    561,948
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation                               1,846,365         1,652,946
      Amortization of intangibles                5,388,658         5,660,562
      Provision for losses on accounts
        and notes receivable                       920,192           658,303
      Increase (decrease) in deferred tax
        liability                                 (561,700)          900,000
      Refinancing fees                                            (1,994,801)
      Other                                       (597,897)         (465,255)
      Change in current assets and current
        liabilities net of effects of
        acquisitions and disposals:
          Increase in accounts receivable       (5,552,176)       (7,553,065)
          (Increase) decrease in other
            current assets                      (1,998,272)          529,693
          Increase (decrease) in accounts
            payable                                757,575          (347,864)
          Increase (decrease) in accrued
            payroll, accrued interest
            and other current liabilities          582,050          (252,815)
Net cash provided (used) by operating
  activities                                     5,567,995          (650,348)

Cash flows from investing activities:
  Payments received on notes receivable          1,300,000            12,500
  Capital expenditures                          (1,471,367)       (1,073,286)
  Cash paid for acquisitions                    (3,233,812)       (1,826,419)
  Purchase of intangible assets                 (6,243,109)       (2,033,737)
  Net proceeds from the sale of assets           1,919,189
  Loans originated and other                    (3,652,440)          (43,784)
Net cash used by investing activities          (11,381,539)       (4,964,726)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                        48,000,000
  Proceeds from issuance of common stock           524,559        22,483,591
  Collection of stock subscriptions receivable                     5,740,000
  Reduction in long-term debt                                    (74,956,176)
  Payment of restructuring expenses                (69,729)       (4,890,930)
Net cash provided (used) by financing
    activities                                     454,830        (3,623,515)

Net decrease in cash and cash equivalents       (5,358,714)       (9,238,589)
Cash and cash equivalents at
  beginning of period                           28,617,599        12,429,574

Cash and cash equivalents at end of period     $23,258,885       $ 3,190,985


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

    A reconciliation of the Company's historical shareholders' deficit as of December 31, 1992 with shareholders' equity at January 1, 1993 as reflected in the accompanying Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1993 is set forth below. Such reconciliation gives effect to the Restructuring and to the application of push-down accounting.

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
                                                   $131,002,000



4.    PER SHARE DATA

      Income per share for the three months and nine months ended September 30, 1994 and 1993 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the period. Fully diluted earnings per share is not presented since it approximates primary earnings per share.

5.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Income taxes aggregating $3,000,000 were paid during the nine months ended September 30, 1994. There were no income taxes paid during the nine months ended September 30, 1993. Interest paid was $381,393 (attributable to the annual commitment fee payable quarterly on the credit facility) and $2,649,000 for the nine months ended September 30, 1994 and 1993, respectively. The effect of barter transactions has been eliminated.

      The condensed consolidated statement of cash flows for the nine months ended September 30, 1993 reflects the changes in balance sheet accounts as of January 1, 1993, the date the restructuring was recorded.


6.    ACQUISITIONS

      In March 1994, a subsidiary of the Company entered into an agreement to acquire the assets of radio station WIMJ(FM) in Cincinnati, Ohio for $9,500,000. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions. Pending consummation of the transaction, the Company's subsidiary has entered into a Local Marketing Agreement which began April 7, 1994, and will expire on the earlier of June 30, 1995 or the purchase date.

      The acquisition of WIMJ(FM) is not expected to have a material effect on the Company's operations.


7.    DEBT AGREEMENTS

      There was no debt outstanding at September 30, 1994 and December 31, 1993.

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

      With the Refinancing, the Company entered into a new Credit Agreement (the "New Credit Agreement") in March 1993 with a group of lenders agented by Banque Paribas, with The First National Bank of Boston and Continental Bank N.A. acting as co-agents. In November 1993, the Company entered into the First Amendment to the New Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45,000,000 that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55,000,000 that expires on September 30, 1996 (the "Acquisition Facility"). Both facilities are available for acquisitions permitted under conditions set forth in the Amended Credit Agreement. The indebtedness of the Company under the two facilities is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock, and is guaranteed by those subsidiaries. The Amended Credit Agreement requires quarterly reductions of the Revolver commitments under the Amended Credit Agreement, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions under the Amended Credit Agreement. The Amended Credit Agreement contains restrictions pertaining to maintenance of financial ratios, capital expenditures, payment of dividends on distributions of capital stock and incurrence of additional indebtedness.

      Interest under the Amended Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%. The spreads over the Eurodollar rate and such base rate vary from time to time, depending upon the Company's financial leverage. In November 1994, the Company entered into the Third Amendment to the New Credit Agreement under which the Company will pay quarterly commitment fees equal to 1/2% reducing to 3/8% per annum on the aggregate unused portion of the aggregate commitment on both facilities, depending upon the Company's financial leverage. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the Acquisition Facility.


      In accordance with the terms of the New Credit Agreement, the Company entered into an interest rate protection agreement in March 1993 on the notional amount of $22,500,000 for a three year term. This agreement provides protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 5.69%.

      Unaudited pro forma results of operations, assuming the Refinancing together with the Zell/Chilmark private placement occurred on the first day of the period shown below, are as follows (dollars in thousands, except per share amounts):

                           For the Nine Months Ended September 30, 1993
                               Historical    Refinancing    Total Pro
                              As Reported     Adjustment      Forma

Broadcast revenue             $ 74,072                      $ 74,072
  Less agency commissions        7,986                         7,986
     Net revenue                66,086                        66,086

Broadcast operating expenses    51,947                        51,947
Depreciation and amortization    7,412                         7,412
Corporate general and
  administrative expenses        2,535                         2,535

     Operating income            4,192                         4,192

Interest expense                (2,354)      $   666 (a)      (1,688)
Other income, net                  124                           124

     Income before income tax    1,962           666           2,628

     Income tax expense         (1,400)         (266)(b)      (1,666)

     Net income               $    562       $   400        $    962


     Net income per
       common share           $  0.04                       $  0.07

Number of common shares used
  in per share calculation      13,279         1,323 (c)      14,602


Adjustments to the unaudited pro forma results of operations are explained as follows:

(a) To reflect the elimination of the interest associated with the restructuring debt facility and record the interest associated with the new refinancing debt facility as follows:


        Restructuring debt
          interest included
          in historical
          statements                 $ (2,354)
        Interest on new
          refinancing
          debt facility
         ($45,000,000 x 5%)             1,688

        Pro forma adjustment         $   (666)



(b) To provide for the tax effect of pro forma adjustments using an estimated statutory rate of 40%.

(c) To provide for the change in the weighted average outstanding common shares.


8.    RELATED PARTY TRANSACTIONS

      In 1991, the Company sold the stock of its research subsidiary, Critical Mass Media, Inc. ("CMM"), to Randy
      Michaels, an officer who has since become the current president of the Company.

      Effective January 1, 1994, a subsidiary of the Company and a corporation wholly owned by Mr. Michaels formed a limited partnership (the "Partnership") in a transaction whereby the Partnership now owns all of the CMM stock and Mr. Michaels' corporation owns a 95% limited partnership interest in the Partnership. The Company's subsidiary obtained a 5% general partnership interest in exchange for its contribution of approximately $126,000 cash to the Partnership and is now the sole manager of the Partnership's business.


      In connection with the formation of the Partnership, the Company agreed that Mr. Michaels' corporation has the right between January 1, 1999 and January 1, 2000 to put its limited partnership interest to the Partnership's general partner in exchange for 300,000 shares of Common Stock. If the put is not exercised by January 1, 2000, the general partner has the right to call the limited partnership interest prior to 2001 in exchange for 300,000 shares of Common Stock. In addition, if certain events occur prior to January 1, 1999 including without limitation, Mr. Michaels' termination of employment by the Company or a significant reduction in his responsibilities, a reduction of Mr. Michaels' annual base salary by more than 10%, or generally any transaction by which any person or group other than Zell/Chilmark shall become the owner of more than 30% of the outstanding voting securities of the Company or Zell/Chilmark fails to have its designees constitute at least a majority of the members of the general partner's Board of Directors, then Mr. Michaels' corporation will have the right to either (a) purchase the Company's general partnership interest at a price generally equal to the balance of the partnership capital account, or (b) sell its limited partnership interest to the general partner in exchange for 300,000 shares of Common Stock.

      The transaction has been accounted for as a purchase, and the Partnership has been included in the condensed consolidated financial statements.


 9.   INCOME TAXES

      Income tax expense for the three months and nine months ended September 30, 1994 and 1993 is based on the estimated annual effective tax rate inclusive of federal, state and local taxes. The effective income tax rate differs from the expected statutory rate primarily due to the effect of certain state and local taxes and non-deductible goodwill amortization.



10.   CAPITAL STOCK

      Warrants

      During the nine months ended September 30, 1994, 583 warrants were exercised.

      Stock Options

      During the nine months ended September 30, 1994, 89,310 options were exercised. In addition, options to purchase 10,000 shares were granted during this same period. The options vest 30% per year for the first two years after issuance and 20% per year for each of the next two years thereafter. The exercise price of the options that vested upon grant is $13.50 per share, and the options that subsequently vest on each anniversary of the grant date have an exercise price 4% greater than the options that vested in the previous year. Once an option vests, the exercise price for that option is fixed for the remaining term of the option.

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

The Amended Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45 million ($43.3 million at September 30, 1994 - see following paragraph) that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Amended Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Amended Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Amended Credit Agreement. Interest under the Amended Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Amended Credit Agreement requires that the commitment under the Revolver be reduced in the quarter commencing January 1, 1994 (reduced by $1.7 million as of September 30, 1994), and continuing quarterly thereafter. After the Acquisition Facility commitment terminates on September 30, 1996, the Amended Credit Agreement requires 17 equal quarterly amortization payments. The Amended Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Amended Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

The Company entered into an interest rate protection agreement in March 1993 on a notional amount of $22.5 million for a three-year term for a cost of $0.1 million. This agreement provided protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 5.69%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued








LIQUIDITY AND CAPITAL RESOURCES, Continued

During the nine months ended September 30, 1994, the Company, through its subsidiaries, made acquisitions, loans and capital expenditures of approximately $14.6 million. The Company expects to make further acquisitions, loans and capital expenditures in the range of $17.0 million to $21.0 million over the balance of 1994 and into early 1995.

The Company has been authorized by its Board of Directors to purchase up to one million shares of its common stock from time-to-time in open-market or negotiated transactions. As of September 30, 1994 the Company had not acquired any shares under this authorization.

Management believes that its existing cash balances, cash generated from operations and the availability of borrowings under the Amended Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future, under existing market conditions.



CASH FLOW

Cash flows provided by operating activities, inclusive of working capital were $5.7 million and $0.7 million for the first nine months of 1994 and 1993, respectively, resulting primarily from the net income of $4.8 million and $0.7 million generated during the respective nine-month period. The additional $1.0 million of net cash provided for the 1994 nine-month period results from the excess of the depreciation and amortization add-back over the net change in working capital. Cash flows used by investing activities were ($11.5) million and ($5.0) million for the first nine months of 1994 and 1993, respectively, as a result of payments made for acquisitions, loans and capital expenditures. The 1994 amount is net of $3.2 million of payments received on notes and from the sale of assets. Cash flows used by financing activities were ($3.6) million during the first nine months of 1993 principally due to the refinancing of the Company's senior debt net of the issuance of additional common stock and the payment of restructuring expenses.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1993

Broadcast revenue for the first nine months of 1994 was $87.5 million, an increase of $13.4 million or 18.2% from $74.1 million during the first nine months of 1993. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the first nine months of 1994 but not during the comparable 1993 period. On a "same station" basis - reflecting results from stations operated in the first nine months of both 1994 and 1993 - broadcast revenue for the 1994 period was $81.6 million, an increase of $8.7 million or 11.8% from $72.9 million for the 1993 period.

Agency commissions for the first nine months of 1994 were $9.3 million, an increase of $1.3 million or 15.9% from $8.0 million during the first nine months of 1993 due to the increase in broadcast revenue. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

Broadcast operating expenses for the first nine months of 1994 were $59.9 million, an increase of $8.0 million or 15.3% from $51.9 million during the first nine months of 1993. These expenses increased as a result of expenses incurred at those properties owned or operated during the first nine months of 1994 but not during the comparable 1993 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for the 1994 period were $54.2 million, an increase of $3.2 million or 6.1% from $51.0 million for the 1993 period.

Station operating income excluding depreciation and amortization for the nine months ended September 30, 1994 was $18.4 million, an increase of $4.3 million or 29.9% from $14.1 million for the nine months ended September 30, 1993. On a "same station" basis, station operating income excluding depreciation and amortization for the 1994 period was $18.4 million, an increase of $4.5 million or 32.1% from $13.9 million for the 1993 period.

Depreciation and amortization for the first nine months of 1994 and 1993 was $7.2 million and $7.4 million, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued







RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1993, Continued

Operating income for the first nine months of 1994 was $8.6 million, an increase of $4.4 million or 105.9% from an operating income of $4.2 million during the first nine months of 1993.

Interest expense for the first nine months of 1994 was $0.4 million, a decrease of $2.0 million or 81.8% from $2.4 million during the first nine months of 1993. Interest expense declined due to the reduction in outstanding debt.

Net income for the first nine months of 1994 was $4.8 million, compared to net income of $0.6 million reported by the Company for the first nine months of 1993. The 1993 period includes income tax expense of $1.4 million while the 1994 period includes $4.2 million of income tax expense. The income tax expense for each period is based on the estimated annual effective tax rate.



THE THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1993

Broadcast revenue for the third quarter of 1994 was $31.9 million, an increase of $2.4 million or 8.3% from $29.5 million during the third quarter of 1993. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1994 third quarter but not during the comparable 1993 period. On a "same station" basis - reflecting results from stations operated in the third quarter of both 1994 and 1993 - broadcast revenue for the 1994 period was $29.6 million, an increase of $0.5 million or 1.7% from $29.1 million for the 1993 period. The 1994 third quarter "same station" revenue was depressed due to the professional baseball strike beginning in August 1994, resulting in a loss of revenue at three of the Company's stations which broadcast professional baseball.

Agency commissions for the third quarter of 1994 were $3.4 million, an increase of $0.2 million or 7.9% from $3.2 million during the third quarter of 1993 due to the increase in broadcast revenue. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1993, Continued

Broadcast operating expenses for the third quarter of 1994 were $20.5 million, an increase of $1.1 million or 5.7% from $19.4 million during the third quarter of 1993. These expenses increased as a result of expenses incurred at those properties owned or operated during the 1994 third quarter but not during the comparable 1993 period and, to a lesser extent, increased selling and other payroll costs and programming costs.
On a "same station" basis, broadcast operating expenses for the 1994 period were $18.4 million, a decrease of $0.7 million or 3.5% from $19.1 million for the 1993 period. The 1994 third quarter decline in "same station" broadcast operating expenses resulted from a reduction in broadcast rights' fees for professional baseball due to the baseball strike beginning in August 1994.

Station operating income excluding depreciation and amortization for the three months ended September 30, 1994 was $8.0 million, an increase of $1.1 million or 15.8% from the $6.9 million for the three months ended September 30, 1993. On a "same station" basis, station operating income excluding depreciation and amortization for the 1994 period was $7.9 million, an increase of $1.1 million or 15.3% from $6.8 million for the 1993 period.

Depreciation and amortization for the third quarter of 1994 and 1993 was $2.5 million and $2.7 million, respectively.

Operating income for the third quarter of 1994 was $4.8 million, an increase of $1.4 million or 42.6% from operating income of $3.4 million during the third quarter of 1993.

Interest expense for the third quarter of 1994 was $0.1 million, a decrease of $0.5 million or 77.4% from $0.6 million during the third quarter of 1993. Interest expense declined due to the reduction in outstanding debt.

Net income for the third quarter of 1994 was $2.6 million, compared to net income of $0.9 million reported by the Company for the third quarter of 1993. The 1993 period includes income tax expense of $1.9 million while the 1994 period includes $2.3 million of income tax expense. The income tax expense for each period is based on the estimated annual effective tax rate.

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

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibits.



     Number      Description                                 Page


       11        Statement re computation of consolidated
                 income per common share                      27

       27        Financial Data Schedule                      28

       99        Press Release dated November 3, 1994         29



   (b)      Reports on Form 8-K

                       None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    JACOR COMMUNICATIONS, INC.
                                           (Registrant)





DATED:  November 4, 1994           BY  /s/ R. Christopher Weber
                                        R. Christopher Weber,
                                      Senior Vice President and
                                       Chief Financial Officer

                         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          EXHIBIT 11
                     Computation of Consolidated Income Per Common Share
            for the three months and nine months ended September 30, 1994 and 1993

                                             Three Months Ended         Nine Months Ended
                                                 September 30              September 30
                                              1994         1993         1994         1993

Income for primary and
fully diluted computation:

    Income                               $2,629,384    $  893,318    $4,783,200   $   561,948



Primary (1):

     Weighted average common shares
       and all other dilutive
       securities:
          Common stock                   19,589,120    13,799,539    19,566,685   12,111,621
          Stock purchase warrants           779,639       676,258       822,893      494,020
          Stock options                     744,600       761,841       764,953      673,100
          Contingently issuable
            common shares                   300,000                     300,000
                                         21,413,359    15,237,638    21,454,531   13,278,741
     Primary income (loss)
       per common share                     $ .12        $ .06          $ .22       $  .04




      NOTES:
      1. Fully diluted earnings per share is not presented since it approximates primary income per share.

                         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          EXHIBIT 27

                                    Financial Data Schedule
                         for the nine months ended September 30, 1994


Fiscal-Year-End                                       December 31, 1994
Period-End                                            September 30, 1994


Item Description                                        Amount (1)

Cash and cash items                                        23,259
Marketable securities                                           0
Notes and accounts receivable-trade                        26,243
Allowances for doubtful accounts                            1,385
Inventory                                                       0
Total current assets                                       52,757
Property, plant and equipment                              26,676
Accumulated depreciation                                    3,799
Total assets                                              170,410
Total current liabilities                                  12,563
Bonds, mortgages and similar debt                               0
Preferred stock-mandatory redemption                            0
Preferred stock-no mandatory redemption                         0
Common stock                                                1,959
Other stockholders' equity                                143,762
Total liabilities and stockholders' equity                170,410
Net sales of tangible products                                  0
Total revenues                                             87,544
Cost of tangible goods sold                                     0
Total costs and expenses applicable to
  sale and revenues                                        69,173
Other costs and expenses                                    9,741
Provision for doubtful accounts and notes                     920
Interest and amortization of debt discount                      0
Income before taxes and other items                         8,999
Income tax expense                                          4,216
Income/loss continuing operations                               0
Discontinued operations                                         0
Extraordinary items                                             0
Cumulative effect - changes in accounting
  principles                                                    0
Net income                                                  4,783
Earnings per share - primary                                  .22
Earnings per share - fully diluted                            .22


[FN]

(1) Dollars in thousands except per share amounts.

                                                EXHIBIT  99




                            JACOR REPORTS CONTINUED IMPROVEMENTS IN
                                      BROADCAST CASH FLOW



CINCINNATI, NOVEMBER 3 - Jacor Communications,Inc. (NASDAQ-JCOR), owner and operator of radio stations in six U.S. markets, today reported a 30-percent increase in broadcast cash flow during the nine months ended September 30, 1994, and a 16-percent increase in broadcast cash flow for the third quarter of 1994.

Jacor's broadcast cash flow for the 1994 nine-month period rose 30 percent to $18.4 million from $14.1 million in the same nine-month period of 1993. Third quarter broadcast cash flow rose 16 percent to $8.0 million in 1994 from $6.9 million in the same quarter of 1993. Net revenues for the nine-month period rose 18 percent to $78.3 million from $66.1 million in the 1993 period. Third quarter 1994 net revenues rose 8 percent to $28.5 million from $26.3 million in the 1993 period.

On a "same station" basis - reflecting results from stations operated in the first nine months of both 1994 and 1993 - Jacor's broadcast cash flow rose 32 percent to $18.4 million for the first nine months of 1994 from $13.9 million in the same period last year. Broadcast cash flow on the "same station" basis for the third quarter of 1994 rose 15 percent to $7.9 million from $6.8 million for the third quarter of 1993.

The company reported net income of $4.8 million or 22 cents per share, during the first nine months of 1994. Results for the same period last year reflected net income of $0.6 million, or 4 cents per share. Net income for the third quarter of 1994 was $2.6 million or 12 cents per share, an increase of 194 percent from the net income of $0.9 million or 6 cents per share reported by the Company for the third quarter of 1993.

Jacor Communications, Inc., headquartered in Cincinnati, is the nation's ninth largest radio group. The Company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.

CONTACT:  Chris Weber
          513/621-1300
          or
          Kirk Brewer
          312/466-4042

                         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months and nine months ended September 30, 1994 and 1993
                                         (UNAUDITED)


                                Three Months Ended         Nine Months Ended
                                    September 30,            September 30,

                                  1994        1993         1994         1993

Broadcast revenue             $31,912,183 $29,469,525 $ 87,543,871  $74,071,603    Less agency
commissions                     3,413,707   3,163,042    9,253,147    7,986,021
    Net revenue                28,498,476  26,306,483   78,290,724   66,085,582

Broadcast operating expenses   20,496,794  19,399,250   59,919,688   51,947,001

Broadcast cash flow (1)         8,001,682   6,907,233   18,371,036   14,138,581

Depreciation and amortization   2,519,255   2,725,513    7,235,023    7,411,941
Corporate general and
  administrative expenses         698,212     827,750    2,506,449    2,534,801
    Operating income            4,784,215   3,353,970    8,629,564    4,191,839

Interest expense                 (137,591)   (608,203)    (428,065)  (2,354,263)
Other income, net                 286,660      32,751      797,601      124,372
    Income before
      income taxes              4,933,284   2,778,518    8,999,100    1,961,948
Income tax expense             (2,303,900) (1,885,200)  (4,215,900)  (1,400,000)
   Net income                 $ 2,629,384 $   893,318  $ 4,783,200  $   561,948


Income per common share         $ 0.12     $  0.06      $ 0.22      $  0.04

Number of common shares used
  in per share computations   21,413,359  15,237,638  21,454,531   13,278,741



(1) Operating income before depreciation and amortization and corporate general and administrative expenses.
