Form 10-Q/A
period 1994-09-30
JACOR COMMUNICATIONS INC
filed 1994-12-21
CIK 702808

FORM 10-Q/A

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


                                    JACOR COMMUNICATIONS, INC.
                                           (Registrant)





DATED:  December 21, 1994          BY  /s/ R. Christopher Weber
                                        R. Christopher Weber,
                                      Senior Vice President and
                                       Chief Financial Officer