Form 10-K
JACOR COMMUNICATIONS INC
filed 1995-03-30
CIK 702808

FORM 10-K
      SECURITIES AND EXCHANGE COMMISSION
      Washington, D. C.  20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1994
                          OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 15, 1995 was $90,924,000.

The number of common shares outstanding as of March 15, 1995 was 19,603,079.
      Documents Incorporated By Reference

Portions of Registrant's definitive Proxy Statement to be filed during April 1995 in connection with the Annual Meeting of Shareholders presently scheduled to be held on May 17, 1995 are incorporated by reference into Part III of this Form 10-K.

There are 167 pages in this document.
The index of exhibits appears on page 74.

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      PART I


Item  1. Business

(a)  General Development of Business

Jacor Communications, Inc. ("Jacor" or the "Company"), headquartered in Cincinnati, Ohio, was incorporated under Ohio law in December 1979 and began operations in January 1981. The Company is a holding company engaged primarily in the radio broadcasting business. During 1994, Jacor entities owned and operated fifteen radio stations located across the United States in six markets:
Atlanta, Cincinnati, Denver, Tampa, Jacksonville and Knoxville. The Company has local marketing agreements ("LMAs") to operate two radio stations, one in Atlanta and one in Cincinnati. The Company has an agreement to acquire the Cincinnati station upon FCC approval. In addition, the Company sells the advertising time for three radio stations in Cincinnati through joint sales agreements ("JSAs"). LMAs and JSAs represent emerging alternatives to outright station ownership. In addition, Jacor also owns and operates the Georgia Radio News Service, a radio news service which provides news, sports, and public affairs programming to more than 140 stations.

Effective January 1, 1994, a subsidiary of the Company and a corporation wholly owned by Mr. Michaels, the Company's president, formed a limited partnership (the "Partnership") in a transaction whereby the Partnership now owns all of the stock of Critical Mass Media, Inc. ("CMM"). CMM is engaged in the market research and radio consulting business.

In March 1994, the Company entered into an agreement to acquire the assets of radio station WPPT(FM) (formerly WIMJ) in Cincinnati, Ohio for $9.5 million in cash. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions. Pending consummation of the transaction, the Company has entered into a LMA which will expire on the earlier of the purchase date or June 30, 1995.

In 1994, the Company acquired the call letters, programming and certain contracts of radio station KBPI(FM) in Denver, Colorado and then changed the call letters of its FM broadcast station KAZY to KBPI; the Company acquired the call letters, programming and certain contracts of radio station WCKY(AM) in Cincinnati, Ohio and then changed the call letters of its AM broadcast station WLWA to WCKY; the Company acquired radio station KTLK(AM) (formerly KRZN) in Denver, Colorado; and the Company acquired radio station WWST(FM) (formerly
WWZZ) in Knoxville, Tennessee. The aggregate cash purchase price for these acquisitions was approximately $9.5 million.


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







Item  1. Business, Continued


Also in 1994, the Company completed the sale of the business and substantially all the assets of its wholly-owned subsidiary, Telesat Cable TV, Inc. under a contract dated December 1993. The Company received approximately $2.0 million in cash for this sale.


(b) Financial Information About Industry Segments

The Company considers its operations to be comprised entirely of one business segment.


(c) Narrative Description of Business

The following table sets forth certain information about the radio stations owned by the Company and those stations for which the Company has LMAs and JSAs:



      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Item  1. Business, Continued

                           1994 Market           Date of
Station Call Letters         Rank By           Acquisition/
    and Market            Radio Revenue         LMA / JSA                Format
OWNED:
WPCH(FM)
  Atlanta, GA                  11              August 1985       Soft Adult
Contemporary
WGST(AM)(2)
  Atlanta, GA                  11              August 1985       News, Sports,
Talk
KRFX(FM)
  Denver, CO                   16              August 1987       Classic Rock
KBPI(FM)(3)
  Denver, CO                   16              July 1993         Album Oriented
Rock
KOA(AM)
  Denver, CO                   16              August 1987       News, Sports,
Talk
KTLK(AM)
  Denver, CO                   16              September 1994    News, Sports,
Talk
WEBN(FM)
  Cincinnati, OH               21              May 1986          Album Oriented
Rock
WLW(AM)
  Cincinnati, OH               21              December 1986     News, Sports,
Talk
WCKY(AM)(4)
  Cincinnati, OH               21              June 1993         News, Sports,
Talk
WFLZ(FM)
  Tampa, FL                    19              April 1988        Contemporary Hit
Radio
WFLA(AM)
  Tampa, FL                    19              April 1988        News, Talk
WQIK(FM)
  Jacksonville, FL             49              May 1984          Country
WJGR(AM)
  Jacksonville, FL             49              May 1984          Talk
WMYU(FM)
  Knoxville, TN                72              December 1986     60's, 70's
Oldies
WWST(FM)(5)
  Knoxville, TN                72              November 1994     Adult Hits
LMAs:
WGST(FM)(2)
  Atlanta, GA                  11              October 1993      News, Sports,
Talk
WPPT(FM)(6)
  Cincinnati, OH               21              March 1994        Rock & Roll
Oldies
JSAs:
WAQZ(FM)
  Cincinnati, OH               21              December 1991     Album Oriented
Rock
WAOZ(AM)(7)
  Cincinnati, OH               21              January 1994      Children's Radio
WSAI(AM)(9)
  Cincinnati, OH               21              March 1994        Adult Standards


(1)  Total number of stations in the market is derived from the Fall 1994
     Arbitron.
(2)  Radio stations WGST(AM) and WGST(FM) are currently simulcast.
(3)  Formerly KAZY.
(4)  Formerly WLWA.
(5)  Formerly WWZZ.
(6) The Company has agreed to acquire WPPT(FM) (formerly WIMJ). Pending FCC approval of the acquisition, the Company is operating WPPT(FM) pursuant to a LMA effective April l7, 1994.
(7)  Formerly WSAI.
(8) Not rated as Arbitron does not measure listening levels for children below 12 years of age.
(9)  Formerly WKRC.


                                                   Overall
                           Station's            Audience Rank           Total
                            Primary        In Primary                 Number of
Station Call Letters      Demographic      Demographic       In        Stations
    and Market              Target           Target        Market    in Market(1)
OWNED:
WPCH(FM)
  Atlanta, GA             Adults 25-54         3             3            21
WGST(AM)(2)
  Atlanta, GA             Men 25-54            7            13            21
KRFX(FM)
  Denver, CO              Men 25-54            2             5            28
KBPI(FM)(3)
  Denver, CO              Men 18-34            1             4            28
KOA(AM)
  Denver, CO              Men 25-54            1             1            28
KTLK(AM)
  Denver, CO              Men 25-54           21 (TIE)      18            28
WEBN(FM)
  Cincinnati, OH          Men 18-34            1             3            32
WLW(AM)
  Cincinnati, OH          Men 25-54            1             1            32
WCKY(AM)(4)
  Cincinnati, OH          Men 25-54            7             4            32
WFLZ(FM)
  Tampa, FL               Women 18-34          2 (TIE)       6            26
WFLA(AM)
  Tampa, FL               Men 25-54            4             3            26
WQIK(FM)
  Jacksonville, FL        Adults 25-54         2             2            23
WJGR(AM)
  Jacksonville, FL        Adults 25-54        20 (TIE)      19 (TIE)      23
WMYU(FM)
  Knoxville, TN           Adults 25-54         4 (TIE)       7            20
WWST(FM)(5)
  Knoxville, TN           Women 18-34          4 (TIE)       8            20
LMAs:
WGST(FM)(2)
  Atlanta, GA             Men 25-54            8 (TIE)      15 (TIE)      21
WPPT(FM)(6)
  Cincinnati, OH          Men 25-54            6            12            32
JSAs:
WAQZ(FM)
  Cincinnati, OH          Men 18-34            9            14            32
WAOZ(AM)(7)
  Cincinnati, OH          Children 2-10       NR (8)        NR (8)        32
WSAI(AM)(9)
  Cincinnati, OH          Adults 35-64         6             6            32


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

      One of the key ways the Company develops the personality of its AM radio stations is through the broadcast of professional sports. Presently, the Company has the broadcast rights for the Atlanta Hawks, Cincinnati Reds, Cincinnati Bengals, Colorado Rockies, Denver Nuggets and Denver Broncos. Sports broadcasts serve as a "magnet" for attracting audiences and then introducing them to other programming features, such as local and national news, entertaining talk, and weather and traffic reports.

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

      Acquisitions

      The new Federal Communications Commission ("FCC") rules permitting ownership of more than one FM and more than one AM radio station in the same market have created opportunities for the Company to expand its presence in its existing markets and may allow certain synergies to be achieved. For example, jointly-owned stations may be able to increase their revenues by delivering larger, combined audiences to advertisers and by engaging in joint promotional efforts. In addition, jointly-owned stations may be able to reduce operating expenses by combining studios and offices.

      The Company's acquisition strategy is to acquire complementary stations in existing markets, radio groups with a significant presence in the top 25 radio markets and/or individual radio stations in such markets. The Company believes that its unique combination of financial resources, committed controlling shareholder and skilled management will enable the Company to successfully pursue such a strategy. The Company has considerable financial resources. In contrast to many radio groups with whom Jacor competes for acquisitions, the Company has no outstanding debt. In addition, the Company has approximately $97.7 million of committed bank borrowing availability to pursue acquisitions. Jacor also believes that the expertise and resources of Zell/Chilmark will enhance the Company's ability to successfully complete attractive acquisitions. The Company believes that Zell/Chilmark's expertise in identifying attractive opportunities, negotiating favorable acquisitions and obtaining capital will be valuable in implementing Jacor's acquisition strategy.

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      Advertising

      The primary source of the Company's revenues is the sale of broadcasting time for local and national advertising. During the year ended December 31, 1994, approximately 85% of the Company's broadcast revenue was generated from the sale of local advertising and approximately 15% from the sale of national advertising. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by the Company's radio stations are based primarily on
(i) the station's ability to attract audiences in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron ratings surveys that quantify the number of listeners tuned to the station at various times), (ii) the number of stations in the market that compete for the same demographic group and (iii) the supply of and demand for radio advertising time. Advertising rates generally are the highest during morning and afternoon "drive-time" hours.

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

      The Company also participates in barter transactions, contracts under which the Company provides commercial air time in exchange for goods and services. This is a business practice typical to the broadcast industry. The Company minimizes its use of trade agreements and in each of the last three years has sold approximately 95% or more of its advertising time for cash. The Company's involvement relative to barter transactions is discussed in Note 14 of Notes to Consolidated Financial Statements.

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


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      The FCC has allocated spectrum for a new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. The FCC still must undertake to establish licensing and operating rules for DARS, so that the allocated spectrum is not yet available for service. The Company cannot predict when and in what form such rules will be adopted. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. This technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, the FCC has authorized an additional 100 Khz of band width for the AM band and will soon allocate frequencies in this new band to certain existing AM station licensees. At the end of a transition period to be determined by the FCC, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

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

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

                                      Date of                        Expiration Date
                                    Acquisition/                           of
  Station           Market            LMA/JSA           Frequency      FCC License
OWNED:
  WPCH(FM)      Atlanta, GA        August 1985           94.9 MHz       04/01/96
  WGST(AM)      Atlanta, GA        August 1985           640 KHz        04/01/96
  KRFX(FM)      Denver, CO         August 1987           103.5 MHz      04/01/97
  KOA(AM)       Denver, CO         August 1987           850 KHz        04/01/97
  KBPI(FM)      Denver, CO         July 1993             106.7 MHz      04/01/97
  KTLK(AM)      Denver, CO         November 1993         760 Khz        04/01/97
  WEBN(FM)      Cincinnati, OH     May 1986              102.7 MHz      10/01/96
  WLW(AM)       Cincinnati, OH     December 1986         700 KHz        10/01/96
  WCKY(AM)      Cincinnati, OH     June 1993             550 KHz        10/01/96
  WFLZ(FM)      Tampa, FL          April 1988            93.3 MHz       02/01/96
  WFLA(AM)      Tampa, FL          April 1988            970 KHz        02/01/96
  WQIK(FM)      Jacksonville, FL   May 1984              99.1 MHz       02/01/96
  WJGR(AM)      Jacksonville, FL   May 1984              1320 KHz       02/01/96
  WMYU(FM)      Knoxville, TN      December 1986         102.1 MHz      08/01/96
  WWST(FM)      Knoxville, TN      November 1994         93.1 Mhz       08/01/96

LMAs:
  WGST(FM)      Atlanta, GA        October 1993          105.7 MHz      04/01/96
  WPPT(FM)      Cincinnati, OH     April 1994            92.5 MHz       10/01/96

JSAs:
  WAQZ(FM)      Cincinnati, OH     December 1991         107.1 MHz      10/01/96
  WAOZ(AM)      Cincinnati, OH     January 1994          1360 KHz       10/01/96
  WSAI(AM)      Cincinnati, OH     March 1994            1530 KHz       10/01/96


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

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which any officer or director is a non-U.S. citizen (including non-U.S. corporations) or of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives (collectively, "Aliens"). In addition, the Communications Act provides that no broadcast license may be held by any corporation directly or indirectly controlled by any other corporation any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, without an FCC public interest finding (which has never been granted in the case of broadcast licenses). The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. No officers, directors or significant shareholders of the Company are known by the Company to be Aliens.

      Ownership Rules. Rules of the FCC limit the number and location of radio stations in which one licensee (or any party with a control position or cognizable ownership interest therein) may have a cognizable interest. The "national ownership rule" generally prohibits any one non-minority individual or entity from having a control position or cognizable ownership interest in more than 20 AM or more than 20 FM radio stations nationwide. The national ownership rule allows minority individuals or corporations controlled by minorities to have a controlling position or cognizable ownership interest in 25 AM and 25 FM stations. A non-minority licensee may own an additional three non-controlling interests in each service (AM and FM) in stations controlled by minorities or qualifying as small businesses, where "control" is defined as more than 50% ownership and "small business" defined as one which had, including all affiliated entities under common control,

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

annual revenues of less than $0.5 million and assets of less than $1 million. The "local ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or cognizable ownership interest. In radio markets with fewer than 15 commercial stations, the limit is three radio stations, no more than two of which may be in the same service (AM or FM), provided that the number of co-owned stations represents less than 50% of the commercial stations in the market. For markets with 15 or more radio stations, the limit is two AMs and two FMs provided generally that the combined audience shares of the co-owned stations do not exceed 25% of the radio ratings market at the time of acquisition. In addition, the FCC has a "cross interest" policy that may prohibit a party with a cognizable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station. The FCC is presently evaluating its cross interest policy as well as its policy for insulating limited partnership interests. The Company cannot predict whether the FCC will adopt any changes in these policies.

      The rules also generally prohibit the acquisition of an ownership or control position in a television station and either an AM or an FM radio station serving the same market, a rule which is currently under review by the FCC. There are also prohibitions relating to ownership or control position in a daily newspaper and a broadcast station in the same market and limitations on the extent to which Aliens may own interests or hold control positions in broadcast stations.


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued

(c)   Narrative Description of Business, Continued

      For the purpose of the above rules, a control position is considered to be held by an officer or director of a corporation or any general partner of a partnership or any person serving in a management capacity. Also, under these rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have a cognizable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have a cognizable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the benchmarks to 10% and 20%, respectively. The Company cannot predict whether the FCC will adopt this or any other proposal. Under the current rules, Zell/Chilmark is considered a single majority shareholder of the Company, and minority shareholders are not considered to have cognizable interests in the Company's stations. The FCC has asked for comments as to whether it should continue the single majority shareholder exemption.

      Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should attribute non-voting stock, or perhaps non-voting stock interests when combined with other rights, such as voting shares or contractual relationships.

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

      In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically exempted LMAs from its "cross-interest" policy. Furthermore, the FCC and the staff of the FCC's Mass Media Bureau have held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains complete responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, personnel and programming) and complies with applicable FCC rules and with antitrust laws. At present, the FCC is considering whether it should treat as cognizable multiple business arrangements among local stations, such as joint sales accompanied by debt financing.

      Under certain circumstances, the FCC will consider a station brokering time on another station serving the same market to have an attributable ownership interest in the brokered station for purposes of the FCC's radio multiple ownership rules. In particular, a broadcast station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station which it could not own under the FCC's revised local radio "duopoly" multiple ownership rules. However, LMAs entered into prior to September 16, 1992, are generally grandfathered, with certain restrictions.


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

      Proposed Changes. The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, ownership and profitability of the Company and its radio broadcast stations, (ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations and (iii) affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters include, for example, changes to the license authorization and renewal process; proposals to expand the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; proposals to allow greater telephone company participation in the delivery of audio and video programming; and proposals to limit the tax deductibility of advertising expenses by advertisers.


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

      Employees

      The Company has no direct employees. The Company's subsidiaries employ 844 persons, 568 on a full-time and 276 on a part-time basis. Each station has its own complement of employees which generally include a general manager, sales manager, operations manager, business manager, advertising sales staff, on-air personalities and clerical personnel. No employee is represented by a union.


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 2.  Property Holdings

The Company owns the office and studio facilities for its AM/FM combination stations in Jacksonville, Florida (6,875 square feet) and its FM stations in Knoxville, Tennessee (6,500 square feet). The Company leases space for the office and studio facilities at its other station locations in Atlanta (15,500 square feet); Denver (22,000 square feet); Cincinnati (20,200 square feet) and Tampa (14,800 square feet). The Atlanta and Denver leases expire in 1996 and 1999, respectively. Both the Cincinnati and Tampa leases expire in 1998 and each lease has two five-year renewal options. The Company has entered into a twelve-year lease for new combined facilities for its Atlanta stations. This lease covers approximately 19,500 square feet in a mixed-use commercial/retail building. The Company will move into the new facilities as soon as they are ready for occupancy. Any remaining financial obligations under the existing lease will be assumed by the lessor of the new facilities. The Company leases approximately 10,000 square feet for its corporate offices in Cincinnati under a lease expiring in 1996 with a five-year renewal option. In conjunction with the Company's proposed acquisition of radio station WPPT(FM) in Cincinnati, the Company has also agreed to purchase for approximately $1.6 million the building from which such station previously operated.

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

      The Company owns the towers and tower site locations for its AM stations in Atlanta, Denver, Jacksonville, Tampa and WLW(AM) in Cincinnati. The Company owns the tower which serves one of its FM stations in Knoxville which is located on property leased by the Company under a lease expiring in 2005. For the tower site at WCKY(AM), Cincinnati, and for all its other FM stations, the Company leases tower space for its FM antennae under leases expiring from 1996 to 2013.

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

      See Notes 8 and 13 of Notes to Consolidated Financial Statements included elsewhere herein for a description of encumbrances against the Company's properties and the Company's rental obligations.




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

      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement to be filed during April 1995 for the Annual Meeting of Shareholders presently scheduled to be held on May 17, 1995.

The following is a list of names and ages of all of the executive officers of Registrant indicating all positions and offices with Registrant held by each person as of March 15, 1995. All such persons have been elected to serve until the next annual election of officers and their successors are elected, or until their earlier resignation or removal.

                  Age as of                              First
                  March 15,         Offices and         Elected
 Name               1995          Positions Held       an Officer

David M. Schulte      48      Chairman of the Board      6/07/93

Randy Michaels        42      President and Co-Chief
                              Operating Officer         12/29/86

Robert L. Lawrence    42      Co-Chief Operating
                              Officer                   12/29/86

R. Christopher Weber  39      Senior Vice President and
                              Chief Financial Officer   12/29/86

Jon M. Berry          48      Senior Vice President and
                              Treasurer                 11/01/82

Except for Mr. Schulte, each of the executive officers listed above has served Registrant in various executive capacities throughout the past five years.

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

During all of 1994, the Company's Common Stock was traded on The Nasdaq Market under the symbol "JCOR". The following table reflects the high and low sale prices in dollars per share for the Common Stock as reported on The Nasdaq National Market since January 1, 1994.
                                               Price Range of
                                                Common Stock
1994                                          High        Low

      1st Quarter........................   $17.00      $12.00
      2nd Quarter........................    15.75       11.25
      3rd Quarter........................    15.00       12.25
      4th Quarter........................    14.75       10.50

The following table reflects the high and low sale prices in dollars per share for the Common Stock as reported on The Nasdaq Stock Market since July 13, 1993 (on The Nasdaq National Market from November 19, 1993); and the high and low bid prices for the Common Stock as quoted on the OTC Bulletin Board (with such quotes reported in the pink sheets of the National Quotation Bureau, Inc.) from February 17, 1993 (the first date quotes were available for the Common Stock after the Restructuring) through July 12, 1993. The Company is not aware of any quotes for the Common Stock from January 1, 1993 through February 17, 1993. Such prices represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's Common Stock, both on the OTC Bulletin Board and in The Nasdaq Stock Market, was limited and sporadic during much of 1993. Accordingly, the market price information below may not accurately reflect the value of the Common Stock had a more active public trading market existed.

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


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      PART II





Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, Continued



At March 15, 1995, there were 1,586 record holders of Common Stock including shares held in nominee name and the last reported sale price on the Nasdaq National Market was $13.38 per share.

The Company has neither declared nor paid any dividends on its Common Stock to date. The Company's existing agreements with its lenders restrict the payment of dividends. It is the Company's present policy to retain all earnings for the requirements of the business.



Item 6.  Selected Financial Data

                           1994(1)       1993(1)        1992(1)      1991(1)     1990(1)
For the year:

Net revenue             $107,010,448   $89,932,200   $70,505,959   $64,237,752  $80,036,270
Broadcast operating
  expense                 80,468,077    69,520,397    55,782,048    48,206,072   60,436,931
Station operating
  income excluding
  depreciation and
  amortization            26,542,371    20,411,803    14,723,911    16,031,680   19,599,339
Depreciation and
  amortization             9,698,030    10,222,844     6,399,093     7,287,879   10,294,334
Reduction in carrying
  value of assets to
  net realizable value                                 8,600,000
Corporate general and
  administrative
  expenses                 3,361,263     3,563,800     2,926,075     2,681,672    2,811,625
Operating income (loss)   13,483,078     6,625,159    (3,201,257)    6,062,129    6,493,380
Net interest income
    (expense)                684,317    (2,475,820)  (13,443,318)  (16,226,234) (17,727,828)
Gain on sale of radio
  stations                                                          13,013,527
Other non-operating
  expense net                 (2,079)      (10,895)   (7,056,771)     (301,897)  (8,431,714)
Income (loss) before
  income tax and
  extraordinary item      14,165,316     4,138,444   (23,701,346)    2,547,525  (19,666,162)
Net income (loss)        $ 7,851,516   $ 1,438,444  $(23,701,346)  $ 1,467,525 $(20,746,162)

Net income (loss) per
  common share: (2)
   Primary and fully
     diluted               $  0.37       $  0.10       $(61.50)      $ 2.32      $(47.10)
Weighted average shares
  outstanding: (2)
   Primary and fully
     diluted              21,409,177    14,504,527      381,430       405,927     422,672

Other Financial Data:

Broadcast cash flow (3)  $26,542,371   $20,411,803   $14,723,911   $16,031,680  $19,599,339
At year end:
Working capital
  (deficit)            $ 44,637,439  $38,658,756 $(140,547,337)(4) $(128,455,248)$6,230,189
Intangible assets
  (net of accumulated
  amortization)          89,543,301   84,991,361    70,037,759 (4)   81,738,386  92,026,575
Total assets            173,579,355  159,908,529   122,000,391 (4)  125,487,201 152,717,141
Long-term debt
  (including current
  portion)                                         140,541,948 (4)  137,666,850 151,436,233
Redeemable common
  stock                                                                           6,278,800
Common stock purchase
  warrants                  390,167      390,397       487,000 (4)    1,257,084   1,708,144
Shareholders' equity
  (deficit)             148,793,980  140,413,191   (50,840,346)(4)  (27,383,036)(28,774,289)




NOTES:

(1) The comparability of the information reflected in this selected financial data is affected by the purchase of radio station KBPI-FM (formerly KAZY-FM), in Denver, Colorado (July 1993); the pending purchase and interim operation of radio station WPPT-FM (formerly WIMJ-FM) under a LMA in Cincinnati, Ohio (April
1994); the sale of Eastman Radio, Inc. (August 1990); the sale of radio stations WMJI(FM), in Cleveland, Ohio and WYHY(FM), in Nashville, Tennessee (January
1991), the sale of Telesat Cable TV (May 1994), and the Restructuring and the Refinancing. For information related to acquisitions in 1993 and 1994 see Note 4 of Notes to Consolidated Financial Statements and "Managements' Discussion and Analysis of Financial Condition and Results of Operations". For information related to the disposition during 1994, see Note 5 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". For information related to the Restructuring and the Refinancing see Notes 1, 2 and 8 of Notes to Consolidated Financial Statements.

(2) Income (loss) per common share for the three years ended December 31, 1992 is based on the weighted average number of shares of Common Stock outstanding and gives consideration to the dividend requirements of the convertible preferred stock and accretion of the change in redemption value of certain common stock warrants. The Company's stock options and convertible preferred stock were anti-dilutive and, therefore, were not included in the computations. The redeemable common stock warrants were anti-dilutive for 1992 and 1990 and were not included in the computations. Such warrants were dilutive in 1991 using the "equity method" under Emerging Issues Task Force Issue No. 88-9 and, therefore, the common shares issuable upon conversion were included in the 1991 computation. Income per share for the two years ended December 31, 1994 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the periods. Income (loss) per common share and weighted average shares outstanding for the three years ended December 31, 1992 are adjusted to reflect the 0.0423618 reverse stock split in the Company's Common Stock effected by the Restructuring.





(3) The term broadcast cash flow means operating income before reduction in carrying value of assets, depreciation, amortization and corporate general and administrative expenses. Broadcast cash flow is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles. Broadcast cash flow is included herein because management believes that it is widely used in the broadcasting industry as a measure of a radio broadcasting company's operating performance and that certain investors find it to be a useful tool in evaluating such an investment. See the Consolidated Statements of Cash Flows included on pages 42 and 43 in this annual report for a description of the Company's cash flows presented in accordance with generally accepted accounting principles and page 37 in this annual report for a further discussion of the Company's cash flows.


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

The Company's revenues are affected primarily by the advertising rates the Company's radio stations are able to charge. These rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by quarterly Arbitron Metro Area Ratings Surveys. In the broadcasting industry, radio stations often use trade (or barter) agreements to generate advertising time sales in exchange for goods or services (such as travel and lodging), instead of for cash. The Company minimizes its use of trade agreements and in each of the last three years has sold approximately 95% or more of its advertising time for cash.

Sports broadcasting and the full-service programming features play an integral part in the Company's operating strategy. As a result, the Company's broadcast cash flow margins are typically lower than its competitors' because of the rights fees and related costs of broadcasting professional baseball, football and basketball, as well as the costs related to the full-service programming features of its AM radio stations.

Most advertising contracts are short-term and run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold by the station's sales staff. In 1994, approximately 85% of the Company's gross revenues was from local advertising and approximately 15% was from national advertising. The station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. National advertising sales for each of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.




      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





GENERAL, Continued

The Company's first calendar quarter historically produces the lowest revenues for the year, and the second and third quarters historically produce the highest revenues for the year, due in part to revenues received during the summer months related to the broadcast of Major League Baseball games. During 1994, however, the Company recorded comparable third and fourth quarter broadcast revenue and broadcast operating expenses. This aberration was due to the Major League Baseball strike. As a result of the strike, third quarter revenues and operating expenses were lower. However, fourth quarter revenues and operating expenses were higher because the Company was successful in rescheduling some of the advertiser's baseball commitments into its football broadcasts. For the entire twelve months of 1994, the strike did not have a material impact on the Company's station operating income (broadcast revenue less broadcast operating expenses). Should the strike continue through the 1995 baseball season with no games being played, it is anticipated that there would not be a material impact on the Company's station operating income. However, if replacement players were to play, advertisers would probably seek to renegotiate their commitments to the Company and the Company would pursue a reduction in the broadcast rights' fees. The extent to which either of these possibilities would be successful is unknown and, accordingly, the potential impact of the baseball strike on the Company's station operating income cannot be currently quantified.

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

The comparability of financial information for the years ended December 31, 1994, 1993 and 1992 is affected by the January 1993 Restructuring; the March 1993 Refinancing; the July 1993 purchase of radio station KBPI(FM), Denver, Colorado; and the April 1994 pending purchase and interim operation of radio station WPPT(FM), Cincinnati, Ohio under a LMA.



      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




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

The Company's Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45 million ($42.7 million at December 31, 1994 - see following paragraph) that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Credit Agreement. Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Credit Agreement requires that the commitment under the Revolver be reduced
in the quarter commencing January 1, 1994   and continuing quarterly thereafter
(reduced by $2.3 million as of December 31, 1994). After the Acquisition Facility commitment terminates on September 30, 1996, the Credit Agreement requires 17 equal quarterly amortization payments. The Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

The Company entered into an interest rate protection agreement in March 1993 on a notional amount of $22.5 million for a three-year term for a cost of $0.1 million. This agreement provided protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 6.44%.




      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

During 1994 the Company, through its subsidiaries, made acquisitions, loans and capital expenditures of approximately $16.9 million. The Company is currently committed to expend approximately $15.1 million for pending acquisitions and loans. The Company would anticipate making these expenditures during the first half of 1995. In addition, the Company contemplates making capital expenditures for existing properties of approximately $3.2 million during 1995, including relocation of the Atlanta offices and studios. All of these expenditures will be funded with cash on hand.

The Company has been authorized by its Board of Directors to purchase up to one million shares of its Common Stock from time-to-time in open-market or negotiated transactions. As of December 31, 1994 the Company had not acquired any shares under this authorization.

Management believes that its existing cash balances, cash generated from operations and the availability of borrowings under the Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future.


JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

1994 Compared to 1993

Broadcast revenue for 1994 was $119.6 million, an increase of $18.9 million or 18.8% from $100.7 million during 1993. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during 1994 but not during the comparable 1993 period. On a "same station" basis - reflecting results from stations operated for the entire twelve months of both 1994 and 1993 - broadcast revenue for the 1994 period was $110.7 million, an increase of $11.6 million or 11.6% from $99.1 million for the 1993 period.

Agency commissions for 1994 were $12.6 million, an increase of $1.8 million or 16.8% from $10.8 million during 1993 due to the increase in broadcast revenue. Agency commissions increased at a lesser rate than broadcast revenue due to a greater proportion of direct sales.

Broadcast operating expenses for 1994 were $80.5 million, an increase of $11.0 million or 15.7% from $69.5 million during 1993. These expenses increased as a result of expenses incurred at those properties owned or operated during 1994 but not during the comparable 1993 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for 1994 were $72.0 million, an increase of $4.1 million or 6.1% from $67.9 million for 1993.

Depreciation and amortization for 1994 and 1993 was $9.7 million and $10.2 million, respectively.

Operating income for 1994 was $13.5 million, an increase of $6.9 million or 103.5% from an operating income of $6.6 million for 1993.

Interest expense for 1994 was $0.5 million, a decrease of $2.2 million or 80.5% from $2.7 million for 1993. Interest expense declined due to the reduction in outstanding debt.

Net income for 1994 was $7.9 million, compared to net income of $1.4 million reported by the Company for 1993. The 1993 period includes income tax expense of $2.7 million while the 1994 period includes $6.3 million of income tax expense.


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







      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


CASH FLOW

Cash flows provided by operating activities, inclusive of working capital, were $11.3 million, $9.0 million and $6.8 million for 1994, 1993 and 1992, respectively. Cash flows provided by operating activities in 1994 resulted primarily from net income of $7.9 million generated during the year. The additional $3.4 million results from principally the excess of the sum of the depreciation and amortization add-back of $9.7 million together with the add-back of $1.4 million for provision for losses on accounts and notes receivable over the net change in working capital of ($7.6) million.

Cash flows provided by operating activities in 1993 resulted primarily from the excess of the sum of the depreciation and amortization add-back of $10.1 million together with the $1.4 million of net income generated during the year over the net change in working capital of ($2.3) million.

In 1992, cash flows provided by operating activities resulted primarily from the add-back of (a) depreciation and amortization of $6.3 million; (b) non-cash interest of $2.6 million; (c) a non-cash expense related to the termination of an interest rate protection agreement of $7.1 million; and (d) a reduction in carrying value of assets to net realizable value of $8.6 million to the loss of ($23.7) million generated during 1992. The 1992 amount also includes a net change in working capital of $5.3 million.

Cash flows used by investing activities were ($13.7) million, ($5.5) million and ($1.7) million for 1994, 1993 and 1992, respectively. Investing activities include capital expenditures of $2.2 million, $1.5 million and $0.9 million in 1994, 1993 and 1992, respectively. Investing activities in 1994 include expenditures of $14.6 million for acquisitions, the purchase of intangible assets and loans. In addition, 1994 investing activities are net of $3.2 million of payments received on notes and from the sale of assets. Investing activities in 1993 include expenditures of $3.9 million relating to the purchase of radio station assets. Investing activities in 1992 include a $1.0 million expenditure relating to the investment in the Colorado Rockies baseball franchise.

Cash flows provided by financing activities were $0.7 million and $12.8 million for 1994 and 1993. Cash flows from financing activities in 1994 results primarily from the proceeds received from the issuance of Common Stock upon the exercise of outstanding stock options. The cash provided by financing activities in 1993 is principally due to the refinancing of the Company's senior debt in March 1993 plus the issuance of additional Common Stock, and the payment of Restructuring expenses in 1993.






      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 8.  Financial Statements and Supplementary Data


      REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Jacor Communications, Inc.

We have audited the accompanying consolidated balance sheets of Jacor Communications, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacor Communications, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1993 the Company implemented the push-down method of accounting in connection with the financial restructuring and change in control described in Note 1.





COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
February 13, 1995


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS
      DECEMBER 31, 1994 AND 1993

                                                  1994                 1993
      ASSETS
Current assets:
  Cash and cash equivalents                   $ 26,974,838        $ 28,617,599
  Accounts receivable, less allowance for
    doubtful accounts of $1,348,000 in
    1994 and $1,082,000 in 1993                 24,500,652          19,449,289

  Prepaid expenses                               3,419,719           1,228,917
  Other current assets                           1,230,582             768,232
                     Total current assets       56,125,791          50,064,037

Property and equipment                          22,628,841          23,072,887
Intangible assets                               89,543,301          84,991,361
Other assets                                     5,281,422           1,780,244

            Total assets                      $173,579,355        $159,908,529

      LIABILITIES
Current liabilities:
Accounts payable                              $  2,723,717        $  2,011,460
Accrued payroll                                  3,274,902           3,218,239
Accrued federal, state and
  local income tax                               2,092,616           2,025,485
Other current liabilities                        3,397,117           4,150,097
           Total current liabilities            11,488,352          11,405,281

Other liabilities                                3,869,567             190,057
Deferred tax liability                           9,177,456           7,900,000

            Total liabilities                   24,535,375          19,495,338


Commitments and contingencies

      SHAREHOLDERS' EQUITY

Preferred Stock, authorized and unissued
   4,000,000 shares                                   -                   -
Common Stock, no par value, $0.10 per share
   stated value; authorized 100,000,000
   shares, issued shares: 19,590,373 in
   1994 and 19,499,812 in 1993                    1,959,038          1,949,982
Additional paid-in capital, Common Stock        137,404,815        136,634,368
Common stock warrants                               390,167            390,397
Retained earnings                                 9,289,960          1,438,444


            Total shareholders' equity          149,043,980        140,413,191

            Total liabilities and
              shareholders' equity             $173,579,355       $159,908,529

      The accompanying notes are an integral
      part of the consolidated financial statements.


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
      for the years ended December 31, 1994, 1993 and 1992


                                        1994           1993          1992


    Broadcast revenue              $119,635,308   $100,745,089   $ 79,256,543
         Less agency commissions     12,624,860     10,812,889      8,750,584

            Net revenue             107,010,448     89,932,200     70,505,959

    Broadcast operating expenses     80,468,077     69,520,397     55,782,048
    Depreciation and amortization     9,698,030     10,222,844      6,399,093
    Corporate general and
       administrative expenses        3,361,263      3,563,800      2,926,075
    Reduction in carrying value
       of assets to net realizable
       value                                                        8,600,000

            Operating income (loss)  13,483,078      6,625,159     (3,201,257)

    Interest expense                   (533,862)    (2,734,677)   (13,701,483)
    Interest income                   1,218,179        258,857        258,165
    Interest rate protection
      agreement termination
      expense                                                      (7,082,263)
    Other income (expense), net          (2,079)       (10,895)        25,492

            Income (loss) before
              income taxes           14,165,316      4,138,444    (23,701,346)
    Income tax expense               (6,313,800)    (2,700,000)


            Net income (loss)         7,851,516      1,438,444    (23,701,346)

    Preferred stock dividends                                        (526,048)

    Decrease in redemption value
       of redeemable common stock
       warrants                                                       770,084

            Amount applicable to
              income (loss) per
              common share         $  7,851,516   $  1,438,444   $(23,457,310)



            Net income (loss) per
              common share            $ 0.37         $  0.10        $ (61.50)

    Number of common shares used
       in per share calculation      21,409,177     14,504,527        381,430


      The accompanying notes are an integral
      part of the consolidated financial statements.

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) for the years ended December 31, 1994, 1993 and 1992

                        Common Stock               Preferred Stock
                     Shares  Stated Value      Shares        Par Value
-----------------------------------------------------------------------------
Balances,
 December 31,
 1991                428,015    $   42,802      683,181        $ 68,318
Decrease in
 redemption value
 of redeemable
 common stock
 warrants
Expiration of
 warrants
Preferred stock
 dividend
Net loss
------------------------------------------------------------------------------
Balances,
 December 31,
 1992                428,015        42,802      683,181           68,318
To give effect
 to the restruct-
 uring and to the
 application of
 push down
 accounting         8,710,655      871,065     (683,181)         (68,318)
------------------------------------------------------------------------------
Balances,
 January 1, 1993    9,138,670      913,867            0                0
Retirement of
 treasury stock       (46,586)      (4,659)
Issuance of
 Common Stock:
  Public offering   5,462,500      546,250
  Sale to Parent    3,484,321      348,432
  1993 rights
   offering           345,476       34,548
  Directors'
   subscription        80,000        8,000
  Purchase of
   KAZY(FM)           964,006       96,401
  Exercise of
   stock options       52,886        5,289
  Other                18,539        1,854
Net income
------------------------------------------------------------------------------
Balances,
 December 31,
 1993              19,499,812     1,949,982           0                0
Exercise of
 stock options         89,310         8,931
Other                   1,251           125
Net income
------------------------------------------------------------------------------
Balances,
 December 31,
 1994              19,590,373    $1,959,038           0           $   -0-
==============================================================================
      The accompanying notes are an integral part
      of the consolidated financial statements.


                              Additional                Common
                            Paid-In Capital              Stock
                         Common      Preferred         Warrants
------------------------------------------------------------------------------
Balances,
 December 31,
 1991                $ 18,538,054        $5,789,977   $1,085,199
Decrease in
 redemption value
 of redeemable
 common stock
 warrants                 770,084
Expiration of
 warrants                 189,399                       (189,399)
Preferred stock
 dividend                                  (526,048)
Net loss
------------------------------------------------------------------------------
Balances,
 December 31,
 1992                  19,497,537         5,263,929      895,800
To give effect
 to the restruct-
 uring and to the
 application of
 push down
 accounting            36,994,455        (5,263,929)    (492,995)
------------------------------------------------------------------------------
Balances,
 January 1, 1993       56,491,992                 0      402,805
Retirement of
 treasury stock        (6,923,254)
Issuance of
 Common Stock:
  Public offering      59,390,937
  Sale to Parent       19,651,571
  1993 rights
   offering             1,703,287
  Directors'
   subscription           451,200
  Purchase of
   KAZY(FM)             5,436,993
  Exercise of
   stock options          275,914
  Other                   155,728                        (12,408)
Net income
------------------------------------------------------------------------------
Balances,
 December 31,
 1993                 136,634,368                 0      390,397
Exercise of
 stock options            760,215
Other                      10,232                           (230)
Net income
------------------------------------------------------------------------------
Balances,
 December 31,
 1994                $137,404,815             $  -0-  $  390,167
==============================================================================


                     Retained
                     Earnings           Treasury Stock
                     (Deficit)        Shares        Amount         Total
------------------------------------------------------------------------------
Balances,
 December 31,
 1991              $(45,979,473)       46,586    $(6,927,913)    $(27,383,036)
Decrease in
 redemption value
 of redeemable
 common stock
 warrants                                                             770,084
Expiration of
 warrants
Preferred stock
 dividend                                                            (526,048)
Net loss            (23,701,346)                                  (23,701,346)
------------------------------------------------------------------------------
Balances,
 December 31,
 1992               (69,680,819)       46,586     (6,927,913)     (50,840,346)
To give effect
 to the restruct-
 uring and to the
 application of
 push down
 accounting          69,680,819                                   101,721,097
------------------------------------------------------------------------------
Balances,
 January 1, 1993              0        46,586     (6,927,913)      50,880,751
Retirement of
 Treasury Stock                       (46,586)     6,927,913
Issuance of
 Common Stock:
  Public offering                                                  59,937,187
  Sale to Parent                                                   20,000,003
  1993 rights
   offering                                                         1,737,835
  Directors'
   subscription                                                       459,200
  Purchase of
   KAZY(FM)                                                         5,533,394
Exercise of
 stock options                                                        281,203
Other                                                                 145,174
Net income            1,438,444                                     1,438,444
------------------------------------------------------------------------------
Balances,
 December 31,
 1993                 1,438,444            0               0      140,413,191
Exercise of
 stock options                                                        769,146
Other                                                                  10,127
Net income            7,851,516                                     7,851,516
------------------------------------------------------------------------------
Balances,
 December 31,
 1994               $ 9,289,960           -0-          $  -0-    $149,043,980
==============================================================================

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the years ended December 31, 1994, 1993 and 1992


                                           1994          1993           1992

Cash flows from operating activities:
  Net income (loss)                     $ 7,851,516   $ 1,438,444  $(23,701,346)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation                        2,506,661     2,258,818      3,091,854
      Amortization of intangible assets   7,191,369     7,840,064      3,175,995
      Non-cash interest expense                                        2,600,223
      Termination of interest rate
        protection agreement                                           7,082,263
      Reduction in carrying value of
        assets to net realizable value                                 8,600,000
      Provision for losses on accounts
        and notes receivable              1,441,925       957,749        741,926
      Refinancing fees                                 (2,455,770)
      Deferred income tax provision
        (benefit)                          (355,000)    1,400,000
      Gain on sale of properties                           (7,502)
      Other                                (477,825)     (131,418)      (169,492)
      Change in current assets and
        current liabilities net of
        effects of acquisitions
        and disposals:
          Increase in accounts
            receivable                   (5,765,899)   (5,677,825)    (2,692,159)
          (Increase) decrease in
            other current assets         (2,008,159)    1,487,404     (3,277,830)
          Increase (decrease) in
            accounts payable                371,913      (268,903)       966,739
          Increase in accrued payroll
            and other current
            liabilities                     591,389     2,119,153     10,341,295

Net cash provided by
  operating activities                    11,347,890    8,960,214      6,759,468


      (Continued)



      The accompanying notes are an integral
      part of the consolidated financial statements.



      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the years ended December 31, 1994, 1993 and 1992
      (Continued)


                                           1994           1993          1992

Cash flows from investing activities:
  Payment received on notes receivable   $ 1,300,000
  Capital expenditures                    (2,221,140) $(1,495,317)  $  (915,270)
  Investment in baseball franchise                                   (1,000,000)
  Cash paid for acquisitions              (4,904,345)  (3,871,910)
  Purchase of intangible assets           (6,261,520)
  Proceeds from sale of assets             1,919,189
  Loans originated and other              (3,482,379)    (160,158)      192,870
Net cash used by investing
    activities                           (13,650,195)  (5,527,385)   (1,722,400)


Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                               48,000,000
  Proceeds from issuance of Common Stock     779,273   88,301,704
  Reduction in long-term debt                        (118,484,583)      (25,126)
  Payment of restructuring expenses         (119,729)  (5,061,925)


Net cash provided (used) by
    financing activities                     659,544   12,755,196       (25,126)

Net increase (decrease) in cash
  and cash equivalents                    (1,642,761)  16,188,025     5,011,942
Cash and cash equivalents at
  beginning of year                       28,617,599   12,429,574     4,145,441

Cash and cash equivalents at
  end of year                           $ 26,974,838  $28,617,599   $ 9,157,383







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



      (3) The sale to Zell/Chilmark of most of the equity securities issued in exchange for such cancellation of debt and Zell/Chilmark's reoffer of Warrants acquired by Zell/Chilmark under the Restructuring to those senior lenders who retain equity securities;

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





2.    BASIS OF PRESENTATION


      The Company implemented the Restructuring described in Note 1 using the push-down method of accounting as if the Restructuring were consummated on January 1, 1993. Push-down accounting is a procedure whereby subsidiaries use their parent companies' purchase accounting principles in preparing their financial statements. In accordance with the push-down method of accounting, the Company's net assets were restated generally at current replacement value, the restructured debts were stated at amounts supported by the underlying documents and the accumulated deficit was adjusted to a zero balance.

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





The effect of the Restructuring discussed above and the March 11, 1993 Refinancing together with the Zell/Chilmark private placement has been reflected in the accompanying December 31, 1993 Consolidated Balance Sheet.

Pro forma results of operations, assuming the Restructuring, and the Refinancing together with the Zell/Chilmark private placement occurred on the first day of the periods shown below, are as follows (amounts in thousands, except per share amounts):

                                                   For the Year Ended December 31, 1993
                                                  Historical    Refinancing   Total Pro
                                                 As Reported    Adjustment      Forma

Broadcast revenue.............................   $ 100,745                    $ 100,745
  Less agency commissions.....................      10,813                       10,813
    Net revenue...............................      89,932                       89,932
Broadcast operating expenses..................      69,520                       69,520
Depreciation and amortization.................      10,223                       10,223
Corporate general and administrative expenses.       3,564                        3,564
    Operating income..........................       6,625                        6,625
Interest expense..............................      (2,735)       $  485 (a)     (2,250)
Other income, net.............................         248                          248
    Income before income tax..................       4,138           485          4,623
Income tax expense............................      (2,700)         (194)(b)     (2,894)
    Net income................................   $   1,438        $  291      $   1,729

Net income per common share...................   $   0.10                     $   0.11
Number of common shares used in per share
  calculation.................................      14,505           659 (c)     15,164


                                             For the Year Ended December 31, 1992

                              Historical  Restructuring   Pro Forma to                Total
                                  As       Pro Forma     give effect to  Refinancing   Pro
                               Reported    Adjustments    Restructuring  Adjustment   Forma
Broadcast revenue............ $  79,257                   $  79,257                  $ 79,257
 Less agency commissions.....     8,751                       8,751                    8,751
  Net revenue................    70,506                      70,506                   70,506

Broadcast operating expenses.    55,782                      55,782                   55,782
Depreciation and amortization     6,399     $ 2,635 (d)       9,034                    9,034
Corporate general and
 administrative expenses.....     2,926                       2,926                    2,926
Reduction in carrying value of
 assets to net realizable
 value........................    8,600      (8,600)(e)
  Operating income (loss).....   (3,201)      5,965           2,764                    2,764

Interest expense..............  (13,701)      8,871 (f)      (4,830)    $ 2,580(a)    (2,250)
Interest rate protection
 agreement termination
 expense......................   (7,082)      7,082 (g)
Other income, net.............      283                         283                      283
  Income (loss) before
   income taxes...............  (23,701)     21,918          (1,783)      2,580          797
Income tax expense............                                             (319)(b)     (319)
  Net income (loss)...........$ (23,701)    $21,918       $  (1,783)    $ 2,261     $    478

Amount applicable to income
    (loss) per common share...$ (23,457)    $  (244)(h)   $  (1,783)                $    478

Net income (loss) per
    common share..............$ (61.50)                   $  (0.20)                 $  0.04

Number of common shares used
 in per share calculation.....      381       8,712(c)        9,093       3,484(c)    12,577


Adjustments to the pro forma results of operations are explained as follows:

(a) To reflect the elimination of the interest associated with the restructuring debt facility and record the interest associated with the new refinancing debt facility as follows:

                                            ($000)
                                          Year Ended
                                          December 31,
                                        1993       1992
Restructuring debt interest
 included in historical financial
 statements.........................  $ (2,735)  $ (4,830)
Interest on new refinancing
 debt facility ($45,000 x 5%).......     2,250      2,250

Pro forma adjustment................  $   (485)  $ (2,580)



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

The allocation of consideration given for the purchase of 91.44% of the Company by Zell/Chilmark is as follows (amounts in thousands):

      8,272,276 Common Shares
        at $5.74 per share                   $ 47,483
      629,117 New Common Stock Warrants
        at $0.20 per Warrant                      126
      New debt obligations                     62,345
      Assumption of certain current
        liabilities                            14,918
      Assumption of other liabilities           6,130
                                             $131,002


      Current assets                         $ 33,146
      Property and equipment                   19,845
      Intangible assets (primarily
        goodwill)                              76,577
      Notes receivable and other assets         1,434
                                             $131,002






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

   Consolidated Statements of Cash Flows

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. Income taxes aggregating $5,545,000, $100,000, and $384,000 were paid during 1994, 1993 and 1992, respectively. Interest paid was $381,000, $3,107,000, and $2,136,000 during 1994, 1993, and 1992, respectively.
   The effect of barter transactions has been eliminated (see Note
   14).



   Concentrations of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments ($21,835,000 at December 31, 1994) with two financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas of the country.


   Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation; depreciation is provided on the straight-line basis over the estimated useful lives of the assets as follows:

             Land improvements                     20 Years
             Buildings                             25 Years
             Equipment                           3 to 20 Years
             Furniture and fixtures              5 to 12 Years
             Leasehold improvements              Life of lease


   Intangible Assets

   Intangible assets are stated at cost less accumulated amortization; amortization is provided principally on the straight-line basis over the following lives:

             Goodwill                            40 Years
             Other intangibles                 5 to 25 Years

   The carrying value of intangible assets is reviewed by the Company when events or circumstances suggest that the recoverability of an asset may be impaired.






   Per Share Data

   Income per share for the years ended December 31, 1994 and 1993 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the year. Fully diluted income per share is not presented since it approximates income per share.

   Loss per share for the year ended December 31, 1992 is based on the weighted average number of shares of common stock outstanding
   (adjusted to reflect the conversion of each share of the average number of shares outstanding into 0.0423618 shares of New Common Stock as a result of the 1993 Restructuring) and gives consideration to the dividend requirements of the convertible preferred stock and accretion of the change in redemption value of certain common stock warrants. The Company's stock options, redeemable common stock warrants and convertible preferred stock were anti-dilutive and, therefore, were not included in the computation.



4. ACQUISITIONS

   In June 1993, the Company acquired the FCC license and certain contracts of radio station WLWA(AM) (formerly WKRC) in Cincinnati, Ohio for $1,600,000 in cash.

   In July 1993, the Company completed the acquisition of radio station KAZY(FM) in Denver, Colorado from Zell/Chilmark.
   Zell/Chilmark had purchased that station for $5,500,000.
   Zell/Chilmark sold the station to the Company in consideration of the issuance of shares of the Company's Common Stock having a value, at $5.74 per share, equal to Zell/Chilmark's cost for the station plus related acquisition costs. In connection with the acquisition, 964,006 shares of the Company's Common Stock was issued to Zell/Chilmark.




   Effective January 1, 1994, the Company acquired an interest in Critical Mass Media, Inc. ("CMM") from the Company's
   President. In connection with the transaction, the President has the right to put the remaining interest to the Company between January 1, 1999 and January 1, 2000 for 300,000 shares of the Company's Common Stock. If the put is not exercised by January 1, 2000, the Company has the right to acquire the remaining interest prior to 2001 in exchange for 300,000 shares of the Company's Common Stock. CMM is included in the 1994 consolidated financial statements of the Company. In connection with the acquisition, the Company recorded
   $3,017,000 in goodwill and a $2,400,000 obligation included in other liabilities.

   In March 1994, the Company entered into an agreement to acquire the assets of radio station WPPT(FM) (formerly
   WIMJ) in Cincinnati, Ohio for $9,500,000 in cash. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions. Pending consummation of the transaction, the Company has entered into a Local Marketing Agreement which commenced April 7, 1994, and will expire on the earlier of the purchase date or June 30, 1995.

   In 1994, the Company acquired the call letters, programming and certain contracts of radio station KBPI(FM) in Denver, Colorado and then changed the call letters of its FM broadcast station KAZY to KBPI; the Company acquired the call letters, programming and certain contracts of radio station WCKY(AM) in Cincinnati, Ohio and then changed the call letters of its AM broadcast station WLWA to WCKY; the Company acquired radio station KTLK(AM) (formerly KRZN) in Denver, Colorado; and the Company acquired radio station WWST(FM) (formerly WWZZ) in Knoxville, Tennessee. The aggregate cash purchase price for these acquisitions was approximately $9.5 million.




5. DISPOSITION

   In May 1994, the Company completed the sale of the business and substantially all the assets of its wholly-owned subsidiary, Telesat Cable TV, Inc. under a contract dated
   December 1993. The Company received approximately $2,000,000 in cash for this sale.


6. PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1994 and 1993 consist of the following:
                                     1994                1993
      Land and land
        improvements             $ 1,999,002         $ 1,920,388
      Buildings                    1,912,432           1,838,571
      Equipment                   18,725,970          17,357,880
      Furniture and fixtures       2,346,041           2,278,263
      Leasehold improvements       2,116,548           1,932,925
                                  27,099,993          25,328,027
      Less accumulated
        depreciation              (4,471,152)         (2,255,140)
                                 $22,628,841         $23,072,887


7. INTANGIBLE ASSETS


   Intangible assets at December 31, 1994 and 1993 consist of the following:

                                           1994         1993

      Goodwill                        $ 78,621,918  $ 73,140,129

      Other                             25,952,816    19,691,296
                                       104,574,734    92,831,425

      Less accumulated amortization    (15,031,433)   (7,840,064)
                                      $ 89,543,301  $ 84,991,361







8.    DEBT AGREEMENT

Following completion of the Restructuring in January 1993 (see Note 1), the Company refinanced its senior debt in March 1993 and entered into a Credit Agreement with a group of lenders agented by Banque Paribas, with The First National Bank of Boston and Continental Bank N.A. acting as co-agents. The Credit Agreement, as amended, provides for a senior secured reducing revolving credit facility with a commitment of $42,700,000 at December 31, 1994 that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55,000,000 that expires on September 30, 1996 (the "Acquisition Facility"). Both facilities are available for acquisitions permitted under conditions set forth in the Credit Agreement.

The Credit Agreement requires that the commitment under the Revolver be reduced by $787,500 quarterly during 1995 and by increasing quarterly amounts thereafter, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions under the Credit Agreement. Amounts outstanding under the Acquisition Facility at September 30, 1996 are payable in 17 equal quarterly installments.

The indebtedness of the Company under the Credit Agreement is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock, and is guaranteed by those subsidiaries. The Credit Agreement contains restrictions pertaining to maintenance of financial ratios, capital expenditures, payment of dividends or distributions of capital stock and incurrence of additional indebtedness.





Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%. The spreads over the Eurodollar rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 3/8% per annum on the aggregate unused portion of the aggregate commitment on both facilities. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the Acquisition Facility.

In accordance with the terms of the Credit Agreement, the Company entered into an interest rate protection agreement in March 1993 on the notional amount of $22,500,000 for a three-year term. This agreement provides protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 6.44%.





9.    CAPITAL STOCK

      Under the Restructuring, 2,014,233 warrants to purchase 2,014,233 shares of Common Stock at $8.30 were issued and recorded at their estimated fair value of $0.20 per warrant. The warrants may be exercised at any time prior to January 14, 2000, at which time the warrants expire. During the year ended December 31, 1994, 1,151 warrants were exercised.



10.   REDUCTION IN CARRYING VALUE

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









11.  INCOME TAXES

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

      Income tax expense for the years ended December 31, 1994 and 1993 is summarized as follows. (There was no income tax expense for the year ended December 31, 1992):

                                Federal      State       Total
      1994:
         Current              $ 5,593,800  $1,075,000  $6,668,800
         Deferred                (300,000)    (55,000)   (355,000)
                              $ 5,293,800  $1,020,000  $6,313,800

      1993:
        Current              $   900,000  $  400,000  $1,300,000
        Deferred               1,300,000     100,000   1,400,000
                             $ 2,200,000  $  500,000  $2,700,000

      The provisions for income tax differ from the amount computed by applying the statutory federal income tax rate due to the following:

                                  1994       1993        1992
Federal income taxes
  at the statutory rate      $ 4,957,861 $ 1,407,071 $(8,058,458)
Amortization not deductible      606,137     404,660   3,635,143
State income taxes, net of any
  current federal income tax
  benefit                        663,000     330,000
Net operating loss carried
  forward to future years                              4,028,554
Other                             86,802     558,269     394,761
                              $6,313,800  $2,700,000  $     0





The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1994 and 1993 are as follows:


                                              1994            1993

            Property and equipment  $ 11,062,121    $11,172,498
            Intangibles                 (860,566)    (1,445,854)
            Accrued expenses          (2,183,592)      (740,790)
            Reserve for pending sale
              of assets                              (1,458,396)
            Other                      1,159,493        372,542
                  Net Liability      $ 9,177,456    $ 7,900,000





12.   STOCK OPTIONS

      1993 Stock Option Plan

      Under the Company's 1993 stock option plan, options to acquire up to 1,519,218 shares of Common Stock can be granted to officers and key employees at no less than the fair market value of the underlying stock on the date of grant. The plan permits the granting of non-qualified stock options as well as
incentive stock options.    The options vest 30% upon grant, 30% upon the first
anniversary of the grant date and 20% per year for each of the next two years thereafter and expire 10 years after grant. The plan will terminate no later than February 7, 2003. Information pertaining to the plan for the years ended December 31, 1994 and 1993 is as follows:

                                    Number of      Option Price
                                      Shares         Per Share

                        1994:
Outstanding at beginning of year    1,365,620    $ 5.74 - $ 6.46
Granted                                10,000    $13.50 - $15.18
Exercised                             (89,310)   $ 5.74 - $ 5.97
Outstanding at end of year          1,286,310    $ 5.74 - $15.18
Exercisable at end of year            734,670    $ 5.74 - $13.50
Available for grant at end of year     87,618

                        1993:
Outstanding at beginning of year            0
Granted                             1,535,910     $5.74 - $6.46
Exercised                             (55,980)        $5.74
Surrendered                          (114,310)    $5.97 - $6.46
Outstanding at end of year          1,365,620     $5.74 - $6.46
Exercisable at end of year            370,500         $5.74
Available for grant at end of year     97,618


      Directors' Stock Options

The Company has granted nonqualified stock options to purchase up to 65,000 shares of the Company's Common Stock to certain members of the Company's Board of Directors. These options vest 30% upon grant, 30% upon the first anniversary of the grant date and 20% per year for each of the next two years thereafter. Options to purchase up to 40,000 shares must be exercised in full prior to May 28, 1998 while the remaining options must be exercised in full prior to December 15, 2004. The exercise price of these options range from $5.74 per share to $14.34 per share.



13.   COMMITMENTS AND CONTINGENCIES

      Lease Obligations

      The Company and its subsidiaries lease certain land and facilities used in their operations, including local marketing agreements for certain radio stations. Future minimum rental payments under all noncancellable operating leases as of December 31, 1994 are payable as follows:

                       1995               $ 2,786,000
                       1996                 2,503,000
                       1997                 2,551,000
                       1998                 2,228,000
                       1999                 1,126,000
                       Thereafter           4,856,000
                                          $16,050,000

Rental expense was approximately $3,336,000, $2,991,000, and $2,379,000 for the years ended December 31, 1994, 1993 and 1992, respectively.


      Legal Proceedings

      The Company is a party to various legal proceedings. In the opinion of management, all such matters are adequately covered by insurance or if not so covered, are without merit or are of such kind, or involve such amounts, which would not have a significant effect on the financial position or results of operations of the Company.

14.   BARTER TRANSACTIONS

      Barter revenue was approximately $4,647,000, $5,061,000 and $3,905,000 in 1994, 1993 and 1992, respectively. Barter expense was approximately $4,164,000, $4,941,000 and $3,572,000 in 1994, 1993 and 1992, respectively.

      Included in accounts receivable and accounts payable in the accompanying consolidated balance sheets for 1994 and 1993 are barter accounts receivable (merchandise or services due the Company) of approximately $1,372,000 and $1,040,000, respectively, and barter accounts payable (air time due supplier of merchandise or service) of approximately $1,000,000 and $874,000, respectively.







15.   RETIREMENT PLAN

      The Company maintains a defined contribution retirement plan covering substantially all employees who have met eligibility requirements. The Company matches 50% of participating employee contributions, subject to a maximum contribution by the Company of 1 1/2% of such employee's annual compensation. Total expense related to this plan was $289,487, $237,875 and $228,851 in 1994, 1993 and 1992, respectively.








Supplementary Data

Quarterly Financial Data
for the years ended December 31, 1994 and 1993 (Unaudited)


                            First        Second        Third           Fourth
                           Quarter       Quarter      Quarter         Quarter


1994
Net revenue             $19,782,029   $30,010,219   $28,498,476     $28,719,724
Operating income (loss)    (519,163)    4,364,512     4,784,215       4,853,514
Net income (loss)          (220,443)    2,374,259     2,629,384       3,068,316
Net income (loss) per
   common share (1)         (0.01)          0.11          0.12           0.14

1993
Net revenue             $15,082,834   $24,696,266   $26,306,483     $23,846,617
Operating income (loss)  (1,723,332)    2,561,201     3,353,970       2,433,320
Net income (loss)        (1,067,101)      735,732       893,318         876,495
Net income (loss) per
   common share (1)         (0.10)          0.05          0.06            0.05



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


                              None.


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      PART III


Item 10. Directors and Executive Officers of Registrant

The information set forth under the captions "Election of Directors," "Board of Directors, Its Committees, Meetings and Functions," and "Security Ownership of Certain Beneficial Owners and Management-Reports of Changes in Beneficial Ownership" contained in the Company's definitive Proxy Statement to be filed during April 1995 for the Annual Meeting of Shareholders presently scheduled to be held on May 17, 1995, is incorporated herein by reference. Certain information with respect to the executive officers of Registrant is set forth under the caption "Executive Officers of Registrant" appearing at the end of
Part I of this Report.

Item 11. Executive Compensation

The information set forth under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed during April 1995 for the Annual Meeting of Shareholders presently scheduled to be held on May 17, 1995, is incorporated herein by reference, except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-headings "Compensation Committee Report" and "Stock Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1993 or the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management," contained in the Company's definitive Proxy Statement to be filed during April 1995 for the Annual Meeting of Shareholders presently scheduled to be held on May 17, 1995, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement to be filed during April 1995 for the Annual Meeting of Shareholders presently scheduled to be held on May 17, 1995, is incorporated herein by reference.


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of Documents filed as part of this Report:

            (1) Financial Statements
                  The financial statements of Registrant as set forth under Item 8 of this Report on Form 10-K

                                                     Page Number

            (2) Financial Statement Schedules

                Report of Coopers & Lybrand,
                  Independent Accountants                73

                Schedule VIII - Valuation and Qualifying
                  Accounts and Reserves                 167

                    Schedules other than those listed
                    above are omitted for the reason
                    that they are not applicable or are
                    not required or the information is
                    included in the financial statements
                    or notes thereto.

            (3)  Exhibits

                  Reference is made to the exhibit index
                  commencing on page 74 hereof, listing
                  the exhibits included as part of this
                  Report






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


                                  JACOR COMMUNICATIONS, INC.
                                         (The Company)



Date  March 29, 1995         By  /s/ R. Christopher Weber
                     R. Christopher Weber,
                                 Senior Vice President and
                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date  March 29, 1995                   /s/ Randy Michaels
                                        Randy Michaels,
                                       President, Co-Chief
                                  Operating Officer and Director
                                  (Principal Executive Officer)





Date  March 29, 1995                /s/ Robert L. Lawrence
                                     Robert L. Lawrence,
                                 Co-Chief Operating Officer
                                         and Director





Date  March 29, 1995                 /s/ David M. Schulte
                                      David M. Schulte,
                                      Chairman and Director

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      SIGNATURES, Continued




Date  March 29, 1995                 /s/ John W. Alexander
                                       John W. Alexander,
                                            Director




Date  March 29, 1995                /s/ Rod F. Dammeyer
                                      Rod F. Dammeyer,
                                          Director




Date  March 29, 1995                  /s/ F. Philip Handy
                                         F. Philip Handy,
                                            Director




Date  March 29, 1995                    /s/ Marc Lasry
                                         Marc Lasry,
                                          Director




Date  March 29, 1995                 /s/ Sheli Z. Rosenberg
                                       Sheli Z. Rosenberg,
                                           Director



Date  March 29, 1995                     /s/ Samuel Zell
                                           Samuel Zell,
                                            Director




Date  March 29, 1995                /s/ R. Christopher Weber
                                      R. Christopher Weber
                                    Senior Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)



      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES










      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Jacor Communications, Inc.

Our report on the consolidated financial statements of Jacor Communications, Inc. and Subsidiaries is included on page 38 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 69 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
February 13, 1995


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      EXHIBIT INDEX

Exhibit     Name and Description/Location

2.1 Asset Purchase Agreement dated December 17, 1993 between Jacor Cable, Inc. and Crisler Capital Company, Limited Partnership (excluding exhibits and schedules not deemed material). Incorporated by reference to Exhibit 2.7 to the Annual Report on Form 10-K dated March 29, 1994. *

2.2         Jacor - CMM Limited Partnership Agreement of Limited
      Partnership dated January 1, 1994, by and between Jacor Cable, Inc., Up Your Ratings, Inc. and Jacor Communications, Inc. See pages 81 through 115.

2.3 Amendment No. 1 to Jacor - CMM Limited Partnership Agreement of Limited Partnership dated July 22, 1994, by and between Jacor Cable, Inc., Up Your Ratings, Inc. and Jacor Communications, Inc. to amend the Jacor - CMM Limited Partnership Agreement of Limited Partnership dated January 1, 1994. See pages 116 through 119.

2.4 Amendment No. 2 to Jacor - CMM Limited Partnership Agreement of Limited Partnership with an effective date as of January 1, 1994, by and between Jacor Cable, Inc., Up Your Ratings, Inc. and Jacor Communications, Inc. to amend the Jacor - CMM Limited Partnership Agreement of Limited Partnership dated January 1, 1994. See pages 120 through 123.

3.1         Amended and Restated Articles of Incorporation of the Registrant.
Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, effective January 22, 1993. *

3.2         Amended and Restated Code of Regulations of the Registrant.
Incorporated by reference to Exhibit 3 to Quarterly Report on Form 10-Q dated July 29, 1994. *

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

4.3 Pledge Agreement dated as of March 5, 1993, by and between the Registrant and Banque Paribas, as Agent. Incorporated by reference to Exhibit
4.2 to the Current Report on Form 8-K dated March 11, 1993.  *

4.4 Security Agreement dated as of March 5, 1993, by and between the Registrant and Banque Paribas, as Agent (omitting exhibits not deemed material). Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 11, 1993. *

4.5 Consolidated Amended and Restated Intercompany Demand Note issued to the order of the Registrant by Jacor Broadcasting of Atlanta, Inc. dated March 11, 1993. (1) Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 11, 1993. *

4.6 Amended and Restated Intercompany Security Agreement and Financing Statement, dated as of March 5, 1993, among the Registrant and various of its subsidiaries (omitting exhibits not deemed material). Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 11, 1993. *

4.7 Subsidiary Guaranty, dated as of March 5, 1993, by various subsidiaries, and their affiliates, of the Registrant, in favor of Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K dated March 11, 1993. *


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      EXHIBIT INDEX





Exhibit     Name and Description/Location

 4.8 Subsidiary Security Agreement, dated as of March 5, 1993, by and among various subsidiaries, and their affiliates, of the Registrant and Banque Paribas, as Agent (omitting exhibits not deemed material). Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated March 11, 1993. *

 4.9 Pledge Agreement, dated as of March 5, 1993, by and between Jacor Broadcasting of Atlanta, Inc. and Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated March 11, 1993. *

 4.10 Deed to Secure Debt and Security Agreement, dated as of March 5, 1993, by and between Jacor Broadcasting of Atlanta, Inc. and Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K dated March 11, 1993. *

 4.11 Deed of Trust and Security Agreement, dated as of March 5, 1993, between Jacor Broadcasting of Colorado, Inc. and the Public Trustee in the County of Douglas and the State of Colorado. Incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K dated March 11, 1993. *

 4.12 Open-End Mortgage, Assignment of Rents and Leases and Security Agreement, dated March 5, 1993, by and between Jacor Broadcasting Corporation and Banque Paribas, as Agent. (2) Incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K dated March 11, 1993. *

 4.13 Revolving Note issued by the Registrant to Banque Paribas, dated March 11, 1993 in the principal amount of $9,000,000.00. (3) Incorporated by reference to
Exhibit 4.12 to the Current Report on Form 8-K dated March 11, 1993.  *


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      EXHIBIT INDEX



Exhibit     Name and Description/Location

 4.14 Acquisition Note issued by the Registrant to Banque Paribas, dated March 11, 1993 in the principal amount of $11,000,000.00. (4) Incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K dated March 11, 1993. *

 4.15 Trademark Security Agreement, dated as of March 5, 1993, by Registrant in favor of Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K dated March 11, 1993. *

 4.16 Subsidiary Trademark Security Agreement, dated as of March 5, 1993, by Jacor Broadcasting of Tampa Bay, Inc. in favor of Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K dated March 11, 1993. *

 4.17 (+)   Restricted Stock Agreement dated as of June 23, 1993 by and between the Registrant and Rod F. Dammeyer. (5) Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q dated August 13, 1993. *

 4.18 (+)   Stock Option Agreement dated as of June 23, 1993 between the
Registrant and Rod F. Dammeyer covering 10,000 shares of the Registrant's common stock. (6) Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q dated August 13, 1993.*

 4.19 First Amendment to Credit Agreement dated as of November 15, 1993 among the Registrant; the Banks named therein; Banque Paribas, as Agent, The First National Bank of Boston and Continental Bank N.A. as co-agents (omitting exhibit filed separately in executed form), to amend the Credit Agreement dated as of March 5, 1993. Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form S-1 Registration Statement filed on November 16, 1993. *


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      EXHIBIT INDEX



Exhibit     Name and Description/Location

4.20 First Amendment to Subsidiary Guaranty, dated as of November 15, 1993, by various subsidiaries, and their affiliates, of the Registrant, in favor of Banque Paribas, as Agent, to amend the Subsidiary Guaranty dated as of March 5, 1993. Incorporated by reference to Exhibit 4.20 to Amendment No. 2 to Form S-1 Registration Statement filed on November 16, 1993. *

4.21        Second Amendment to Credit Agreement dated as of March
            7, 1994 among the Registrant; the Banks named therein; Banque Paribas, as Agent, The First National Bank of Boston and Continental Bank N.A. as co-agents, to amend the Credit Agreement dated as of March 5, 1993. See pages 124 through 136.

4.22 Third Amendment to Credit Agreement dated as of October 1, 1994 among the Registrant; the Banks named therein; Banque Paribas, as Agent, The First National Bank of Boston and Bank of America-Illinois (formerly known as Continental Bank N.A.) as co-agents, to amend the Credit Agreement dated as of March 5, 1993. See pages 137 through 152.

4.23 (+)    Stock Option Agreement dated as of December 15, 1994 between the
Registrant and Rod F. Dammeyer covering 5,000 shares of the Registrant's common stock. (7) See pages 153 through 160.

10.1 (+) Consulting Agreement between Terry S. Jacobs and the Registrant dated July 28, 1993. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, filed on October 18, 1993. *

10.2 (+)    Jacor Communications, Inc. 1993 Stock Option Plan.  Incorporated by
reference to Exhibit 99 to the Quarterly Report on Form 10-Q dated August 13, 1993. *



      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


      EXHIBIT INDEX


Exhibit     Name and Description/Location

10.3 (+)    Jacor Communications, Inc. 1995 Employee Stock Purchase Plan.
Incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-8, filed on November 9, 1994. *

11          Statement re computation of per share earnings.  See page 161.

21          Subsidiaries of Registrant.  See page 162.

23.1        Consent of Independent Accountants.  See page 163.

27          Financial Data Schedule.  See page 164.

99.1        Press Release dated February 14, 1995.  See pages
            165 and 166.


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

(2) A substantially similar document was entered into by Jacor
    Broadcasting of Florida, Inc. relating to real property located in the State of Florida.


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

(6) Identical documents were entered into with John W. Alexander,
    F. Philip Handy and Marc Lasry.

(7) Identical documents were entered into with John W. Alexander,
    F. Philip Handy, Marc Lasry and Sheli Z. Rosenberg.





      JACOR - CMM LIMITED PARTNERSHIP

      AGREEMENT OF LIMITED PARTNERSHIP
















                                                Dated as of January 1, 1994











            TABLE OF CONTENTS

1.    FORMATION OF PARTNERSHIP        1
      1.1   Formation     1
      1.2   Term    2
      1.3   Name    3
      1.4   Principal Office    3

2.    CERTAIN DEFINITIONS       3
      2.1   "Act"   3
      2.2   "Affiliate"   3
      2.3.  "Agreement"   3
      2.4   "Capital Cash Flow"       3
      2.5   "Closing Date"      3
      2.6   "Code"        3
      2.7   "Defaulting Partner"      3
      2.8   "Depreciation"      4
      2.9   "FPAA"        4
      2.10  "General Partner"   4
      2.11  "General Partner's Initial Contribution"    4
      2.12  "General Partner's Initial Contribution Account"        4
      2.13  "GP Interest"       4
      2.14  "IRS"   4
      2.15  "Jacor Stock"       4
      2.16  "Limited Partner"   4
      2.17  "LP Interest"       4
      2.18  "Management Fee"    4
      2.19  "Michaels"    4
      2.20  "Non-Contributing Partner"      4
      2.21  "Non-Defaulting Partner"        4
      2.22  "Omitted Contribution"    5
      2.23  "Operating Cash Flow"     5
      2.24  "Operating Profit Before General Partner Management Fee"      5
      2.25  "Partnership"       5
      2.26  "Preferred Return Rate"   5
      2.27  "Preferred Return"        5
      2.28  "Prime Rate"        5
      2.29  "Regulatory Allocation"   5
      2.30  "Stock"       5
      2.31  "TMP"   5
      2.32  "Z/C"   5

3.    PURPOSE AND POWERS OF PARTNERSHIP     5
      3.1   Purpose       5
      3.2   Powers        6

4.    CAPITAL ACCOUNTS    6
      4.1   Capital Accounts    6
      4.2   Interest on and Return of Capital     7
      4.3   Negative Accounts   8

5.    CAPITAL       8
      5.1   Initial Capital     8
      5.2   Additional Funds    8
      5.3   Limit on Contributions and Obligations of Limited Partner    10

6.    TAX ITEMS    10
      6.1   Profits, Losses and Distributive Shares of Tax Items   10
      6.2   Investment Tax Credit    12
            6.3   Installment Note Interest      12
      6.4   Distribution In Kind     12

7. CASH AVAILABLE FOR DISTRIBUTION   13
      7.1   Operating Cash Flow      13
      7.2   Capital Cash Flow  14
      7.3  Consent to Distributions  14

8.    MANAGEMENT OF THE PARTNERSHIP  14
      8.1   General Partner    14
      8.2   Management Fee     16
      8.3   Limitations on Powers and Authorities of Partners      16
      8.4   Limited Partners   17
      8.5   Liability of General Partner   17
      8.6   Indemnity    17
      8.7   Other Activities of Partners and Agreements with Related Parties
17
      8.8   Other Matters Concerning the General Partner     18
      8.9   Default by Partners      18

9.    BANKING      18

10.   ACCOUNTING   19
      10.1   Fiscal Year       19
      10.2   Books of Account  19
      10.3   Method of Accounting    19
      10.4  Section 754 Election     19
      10.5   Tax Matters Partner     20
      10.6   Administrative Adjustments    20

11.   TRANSFERS OF PARTNERSHIP INTERESTS/ADDITIONAL LIMITED PARTNERS
       20
      11.1   Prohibited Transfer of a Partner's Interest     20
      11.2   Buy-Sell Agreement      21

12.   BANKRUPTCY OF A PARTNER  23

13.   LIQUIDATION AND DISSOLUTION OF PARTNERSHIP       23
      13.1  Dissolution Events       23
      13.2   Method of Liquidation   24
      13.3   Date of Termination     25

14.   MISCELLANEOUS      26
      14.1   Notices     26
      14.2   Modifications     26
      14.3   Successors and Assigns  26
      14.4   Duplicate Originals     27
      14.5   Construction      27
      14.6   Governing Law     27
      14.7   Other Instruments       27
      14.8   General Partner with Interest as Limited
Partner      27
      14.9   Legal Construction      27
      14.10  Gender      27
      14.11  Prior Agreements Superseded   27
      14.12  Adjustment of Asset Value     27
      14.13  No Third Party Beneficiary    28
      14.14  Waiver of Right of Partition and Dissolution    28
      14.15  Purchase for Investment       28


      JACOR - CMM LIMITED PARTNERSHIP
      AGREEMENT OF LIMITED PARTNERSHIP


      This AGREEMENT OF LIMITED PARTNERSHIP (this "Agreement") is made and entered into as of this 1st day of January, 1994, by and between Jacor Cable, Inc., a Kentucky corporation (the "General Partner"), Up Your Ratings, Inc., an Ohio corporation (the "Limited Partner") and Jacor Communicaitons, Inc., an Ohio corporaton ("Jacor Communications"). The General Partner and the Limited Partner are sometimes referred to in this Agreement individually as a "Partner" and collectively as the "Partners".


      RECITALS

      A. General Partner and Limited Partner desire to form an Illinois limited partnership (the "Partnership") for the purpose of owning all of the issued and outstanding common stock, no par value (the "Stock") of Critical Mass Media, Inc., an Ohio corporation (the "Company").

      B. The Partners also desire to have the Partnership governed by the Illinois Revised Uniform Limited Partnership Act (the "Act").

      C. Jacor Communications, as the sole shareholder of Jacor will derive an indirect benefit from this Agreement and, in addition, Jacor Communications is a party to this Agreement solely with respect to Section 11.2 hereof.

      THEREFORE, in consideration of the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Partners agree as follows:

1.    FORMATION OF PARTNERSHIP

      1.1 Formation. The General Partner and the Limited Partner do hereby form and enter into an Illinois limited partnership (being the "Partnership") according to all of the terms and provisions of this Agreement. Each Partner has an interest in the Partnership which is expressed in terms of a percentage of the whole, with the present "Percentage Interest" of each Partner being set forth opposite its signature hereto. No Partner has any interest in specific Partnership property but the interests of all Partners in the Partnership are, for all purposes, personal property.


      1.2 Term. The term of the Partnership shall continue until terminated or dissolved pursuant to the terms of Section 13.1 below.

     1.3 Name. The Partnership name shall be "Jacor-CMM Limited Partnership" but the General Partner may from time to time change the name of the Partnership or may adopt such trade or fictitious names as it may determine. The General Partner shall execute and file any assumed or fictitious name certificates required by law to be filed in connection with the formation and operation of the Partnership. The Partners shall execute and deliver such additional documents and perform such additional acts consistent with the terms of this Agreement as may be necessary to comply with the requirements of law for the formation, qualification and operation of a partnership in each jurisdiction in which the Partnership conducts business.

      1.4 Principal Office. The principal office of the Partnership shall be located c/o Jacor Cable, Inc., 1300 PNC Center, 201 East Fifth Street, Cincinnati, Ohio 45202, or at such other place as the General Partner may designate after giving written notice of such designation to the other Partners. The General Partner may also establish additional offices for the Partnership.

2.    CERTAIN DEFINITIONS
      As used in this Agreement, the following terms have the meaning ascribed in this
Section 2:

      2.1   "Act" shall have the meaning provided in Recital B hereof.

      2.2 "Affiliate" shall mean, as to a person: (i) any partner or officer of such person; (ii) any corporation, partnership, trust or other entity controlling, controlled by or under common control with such person; and (iii) any officer, director, trustee, general partner, or holder of 10% or more of the outstanding voting securities of any corporation, partnership, trust or other entity controlling, controlled by or under common control with such person.

      2.3. "Agreement" shall mean this Agreement of Limited Partnership, as amended, modified or supplemented from time to time.


      2.4 "Capital Cash Flow" shall the meaning provided in Section 7.2 hereof.

      2.5 "Closing Date" shall have the meaning provided in Section 11.2F hereof.

      2.6   "Code" shall mean the Internal Revenue Code of 1986, as amended.

      2.7 "Defaulting Partner" shall have the meaning provided in Section 8.9 hereof.

      2.8 "Depreciation" shall mean, for each fiscal year or other period, an amount equal to the depreciation, amortization or other cost recovery deduction allowable with respect to property for such year or other period, except that if the fair market value of any of the Company's property differs from its adjusted basis for federal income tax purposes at the beginning of such year or other period, Depreciation shall be an amount which bears the same ratio to such beginning fair market value as the federal income tax depreciation, amortization or other cost recovery deduction for such year or other period bears to such beginning adjusted tax basis. "Preferred Return" shall have the meaning provided in Section 4.2 hereof. "Preferred Return Rate" shall have the meaning provided in Section 4.2 hereof. "Prime Rate" shall have the meaning provided in Section
4.2 hereof.

      2.9   "FPAA" shall have the meaning provided in Section 10.6 hereof.

      2.10 "General Partner" shall have the meaning provided in the preamble hereof.

      2.11 "General Partner's Initial Contribution" shall have the meaning provided in Section 5.2(A) hereof.

      2.12 "General Partner's Initial Contribution Account" shall have the meaning provided in Section 5.2(D) hereof.

      2.13 "GP Interest" shall have the meaning provided in Section 11.2C(a) hereof.

      2.14  "IRS" shall have the meaning provided in Section 10.6 hereof.

      2.15 "Jacor Stock" shall have the meaning provided in Section 11.2 hereof.


      2.16 "Limited Partner" shall have the meaning provided in the preamble hereof.

      2.17 "LP Interest" shall have the meaning provided in the Section 11.2 hereof.

      2.18 "Management Fee" shall have the meaning provided in Section 8.2 hereof.

      2.19  "Michaels" shall have the meaning provided in Section 11.2C hereof.

      2.20  "Non-Contributing Partner" shall have the meaning provided in
Section 5.2(B) hereof.

      2.21  "Non-Defaulting Partner" shall have the meaning provided in Section
8.9 hereof.

      2.22 "Omitted Contribution" shall have the meaning provided in Section 5.2(B)(ii) hereof.

      2.23 "Operating Cash Flow" shall have the meaning provided in Section 7.1 hereof.

      2.24 "Operating Profit Before General Partner Management Fee" shall have the meaning provided in Section 8.2 hereof.

      2.25  "Partnership" shall have the meaning provided in Section 1.1 hereof.

      2.26  "Preferred Return Rate" shall have the meaning provided in Section
4.2 hereof.

      2.27 "Preferred Return" shall have the meaning provided in Section 4.2 hereof.

      2.28  "Prime Rate" shall have the meaning provided in Section 4.2 hereof.

      2.29 "Regulatory Allocation" shall have the meaning provided in Section 6.1(F).

      2.30  "Stock" shall have the meaning provided in Recital A hereof.

      2.31  "TMP" shall have the meaning provided in Section 10.5 hereof.

      2.32  "Z/C" shall have the meaning provided in Section 11.2(C) hereof.


3.    PURPOSE AND POWERS OF PARTNERSHIP

     3.1 Purpose. The purpose of the Partnership is to engage in the business of acquiring, owning, holding, developing, improving, operating, managing, leasing, financing, selling and otherwise dealing with the Stock and the assets of the Company, whether directly or indirectly, alone or in association with others. The purposes of the Partnership include, but are not limited to:

            (i) developing, operating, leasing and managing the assets of the Company and conducting any other lawful business relating thereto;

            (ii) pledging, exchanging or otherwise encumbering or disposing of all or any part of the Stock or the Company's assets or any interest therein; and

            (iii) in general, the making of any investments or expenditures, the borrowing of money and the taking of any and all other actions which, as determined by the General Partner, are incidental or reasonably related to any of the purposes recited above.

It is agreed that each of the foregoing and the sale or other disposition of all or any part of the Stock or the assets of the Company or the Partnership, or any interest therein, are an ordinary part of the Partnership's business and affairs. Property may be acquired subject to, or by assuming, the liens, encumbrances, and other title exceptions which affect such property. The Partnership may also be a partner, general or limited, in partnerships, general or limited, and joint ventures created to accomplish all or any of the foregoing. The Partnership may also engage in such other activities as the Partners may mutually agree upon.

      3.2 Powers. The Partnership purposes may be accomplished by taking any action which is not prohibited under the Act and which is customary or reasonably related to the acquisition, ownership, development, improvement, operation, management, financing, leasing, exchanging or otherwise encumbering, disposing of or dealing with all or any part of the Stock, the Company's assets or other Partnership assets, or any interest therein.


4.    CAPITAL ACCOUNTS

      4.1   Capital Accounts.

            A. A separate capital account shall be maintained for each Partner. Each Partner's capital account shall be (a) credited with (i) the amount of money contributed by such Partner, (ii) the fair market value of property contributed by such Partner (net of liabilities secured by such contributed property that the Partnership is considered to assume or take subject to, under Section 752 of the Code), and (iii) allocations to such Partner pursuant to Section 6 below of Partnership income and gain (or items thereof) (including income and gain exempt from tax and income and gain described in Treasury Regulation Section 1.704-1(b)(2)(iv)(g), but excluding income and gain described in Treasury Regulation Section 1.704-1(b)(4)(i)); and
(b) debited with (i) the amount of money distributed to such Partner, (ii) the fair market value of property distributed to such Partner (net of liabilities secured by such distributed property that such Partner is considered to assume or take subject to under Section 752 of the Code), (iii) allocations to such Partner of expenditures described in Section 705(a)(2)(B) of the Code (including expenditures deemed to be Code Section 705(a)(2)(B) expenditures under Treasury Regulation Section 1.704-1(b)(2)(iv)(i), and (iv) allocations to such Partner pursuant to Section 6 below of Partnership loss and deduction (or item thereof) (including loss and deduction described in Treasury Regulation Section 1.704-1(b)(2)(iv)(g), but excluding: (A) items described in (b)(iii) above, and
(B) loss or deduction described in Treasury Regulations Sections 1.704-1(b)(4)
(i) or (iii). In the event the fair market value of property contributed to the Partnership is adjusted (other than for Depreciation), the capital accounts of all Partners shall be adjusted simultaneously to reflect the aggregate net adjustments as if the Partnership recognized gain from the sale of such property or loss from the sale of such property equal to the amount of such adjustment.

            B. The foregoing provisions of this Section 4.1 and the other provisions of this Agreement relating to the maintenance of capital accounts are intended to comply with Treasury Regulation Section 1.704-1(b), and shall be interpreted and applied in a manner consistent with such Treasury Regulation.
In the event it is determined that it is prudent to modify the manner in which the capital accounts, or any increases or decreases thereto, are computed in order to comply with such Treasury Regulation, the General Partner may make such modification, provided that it is not likely to have a material effect on the amounts distributable to any Partner upon the dissolution of the Partnership. The General Partner also may make any appropriate modifications in the event that unanticipated events might otherwise cause this Agreement not to comply with Treasury Regulation Section 1.704-1(b).

      4.2 Interest on and Return of Capital. Except as specifically provided for herein, no Partner shall be entitled to any interest on his capital account or on his contributions to the capital of the Partnership. The General Partner shall earn and, as provided for in Sections 7.1, 7.2 and 13.2 below, receive, a preferred return (the "Preferred Return") in an amount equal to the product arrived at by multiplying the aggregate balance outstanding from time to time of the General Partner's Initial Contribution Account (as defined in Section 5.2(D) hereof) plus any additional future capital contributions made by the General Partner without a prorata contribution from the Limited Partner times the "Preferred Return Rate". The "Preferred Return Rate" shall be a rate per annum equal to the "Prime Rate" plus one percent (1%). The "Prime Rate" at any time shall be the rate of interest then most recently announced by Continental Bank N.A. ("CBNA") as its "Prime Rate". If CBNA shall cease to announce a Prime Rate, then for purposes of this Section 4.2, the "Prime Rate" at any time shall be deemed to be the average prime interest rate of the three largest (measured by total assets) banking institutions in the continental United States then announcing a prime interest rate. The Preferred Return shall accrue and be earned daily and, effective the first day of each calendar month throughout the term of this Agreement, that portion which has accrued and not been paid during the preceding month shall be added to and be deemed a part of the General Partner's Initial Contribution Account. The Preferred Return (whether or not added to the General Partner's Initial Contribution Account as aforesaid) shall be deemed a part of the General Partner's Initial Contribution Account for purposes of distributions made to the General Partner pursuant to Sections 7.1,
7.2 and 13.2(e) below as provided for therein. No Partner shall have the right to demand or to receive the return of all or any part of his capital account in the Partnership except as expressly provided for in this Agreement. No Partner shall have the right to demand or receive property other than cash in return for the contribution of such Partner to the Partnership except as expressly provided for in this Agreement.

      4.3 Negative Accounts. No Partner shall be required to pay to the Partnership any deficit or negative balance which may then exist in its capital account.

5.    CAPITAL

      5.1   Initial Capital.  As their initial capital contribution to the
Partnership:

            A. the General Partner is contributing the sum of $126,315.70 (the "General Partner's Initial Contribution"); and

            B. the Limited Partner is contributing the Stock pursuant to that certain Stock Contribution Agreement, dated as of January 1, 1994 between the Limited Partner, and the General Partner.

      5.2 Additional Funds. Any additional funds required by the Partnership to meet its cash requirements shall be contributed by the Partners as follows:

            A. Each Partner shall contribute from time to time its prorata share (based on the then applicable Percentage Interests) of funds required by the Partnership as determined by the General Partner.

            B. If a Partner (such Partner, for purposes of this Section 5.2(B), being referred to as the "Non-Contributing Partner" as to the contribution in question) fails or refuses to fund its share of additional funds as required pursuant to Section 5.2(A) above, the other Partner, provided it is ready, willing and able to fund its share, shall be entitled to do any one of the following:

            (i) withdraw its offer to advance its share of such funds and either borrow the money necessary to fund the deficit from a third party on a non-recourse (as to the Non-Contributing Partner) basis but otherwise upon such terms as the Partner in question may, in its discretion, deem desirable in which event the Partner in question shall be entitled to cause the Stock or the Company's assets and other Partnership assets to be encumbered to secure such debt, and all Partners covenant and agree to cooperate, in all respects, in putting such encumbrance in place; or

            (ii) provided it also makes its own contribution, make the capital contribution (the "Omitted Contribution") not made by the Non-Contributing Partner, in which event the Percentage Interest of the Non-Contributing Partner in the Partnership shall be decreased, and that of the other Partner shall be increased, by a percentage calculated as follows:

                  2 X the Omitted Contribution divided by the total contributions to date under Sections 5.1 and 5.2 including the Omitted Contribution; or

            (iii) loan to the Partnership an amount equal to the total capital contribution required to be made to the Partnership (including such Partner's own prorata share thereof) with interest accruing on such loan equal to ten percent (10%) per annum; or

            (iv) withdraw its offer to advance its share of the required additional funds and make no provision for such funds.

            C. If the General Partner elects to borrow funds from a third party instead of requesting prorata contributions or loaning the sum to the Partnership itself under Section 5.2(B) above, the Stock or the Company's assets and other Partnership assets may be encumbered to secure such borrowings. The General Partner is hereby expressly authorized to borrow funds on behalf of the Partnership pursuant to the terms of Section 5.2(B) above.

            D. As used in this Agreement, the "General Partner's Initial Contribution Account" shall be a memorandum account separate and apart from the General Partner's capital account which shall consist of the General Partner's Initial Contribution plus the "Preferred Return" provided for in Section 4.2 above, and decreased by an amount equal to cash distributions to the General Partner pursuant to Sections 7.1(iii) and 7.2(iii) below.

      5.3 Limit on Contributions and Obligations of Limited Partner. Except as provided for in this Agreement, the Partners shall not be required to make any additional advances or contributions to the capital of the Partnership or to endorse any obligations of the Partnership.

6.    TAX ITEMS

      6.1 Profits, Losses and Distributive Shares of Tax Items. The Partnership's net profit or net loss, as the case may be, for each fiscal year of the Partnership, as determined in accordance with such method of accounting as may be adopted for the Partnership by the General Partner pursuant to Section 10 below, shall be allocated to the Partners for both financial accounting and income tax purposes, except as otherwise provided for herein or unless all the Partners agree otherwise, as set forth in this Section 6.
            A.    Profits shall be credited to the Partners as follows:

                  (i) first, profits shall be allocated between the Partners in the manner and in the amount that cash is distributed or available for distribution to each Partner pursuant to Sections 7.1 and 7.2 below; and

                  (ii) the balance, if any, shall be allocated between the Partners according to their respective Percentage Interests in the Partnership.

            B.    Losses shall be borne by the Partners as follows:

                  (i) first, losses should be allocated to the Partners proportionately until the Capital Account balance of each Partner equals zero; and

                  (ii) the balance, if any, shall be allocated between the Partners according to their respective Percentage Interests in the Partnership.

           C.    Notwithstanding anything to the contrary in Sections 6.1(A) and
(B) above, any net profit or net loss recognized in connection with the sale of the Stock (or all or substantially all of the assets of the Partnership) shall be allocated as follows:

                  (i)   All net profits of the Partnership shall be allocated:

                        (a) first, to eliminate any deficit balance in the Capital Account of any Partners in proportion to such deficit Capital Account balances;

                        (b) then, net profits shall be allocated between the Partners until the positive Capital Account balance of each Partner equals the amount of proceeds, if any, that would be distributed or available for distribution to such Partner if the distribution were to be made pursuant to
Section 7.2 below; and

                        (c) the balance, if any, shall then be allocated between the Partners according to their respective Percentage Interests in the Partnership.

                (ii)    All net losses of the Partnership shall be allocated:

                        (a) first, net losses shall be allocated between the Partners until the positive Capital Account balance of each Partner equals the proceeds, if any, that would be distributed or available for distribution to such Partner if the distribution were to be made pursuant to Section 7.2 below; and

                       (b) the balance, if any, shall be allocated between the Partners according to their respective Percentage Interests in the Partnership.

           D. For purposes of this Agreement, profits and losses shall be the difference between: (i) the gross income of the Partnership (excluding proceeds of Partnership borrowings), and (ii) all deductible costs and expenses of the Partnership (including depreciation, but excluding principal payments upon Partnership borrowings), in each instance as finally determined for Federal income tax purposes. If such difference shall be greater than zero, the amount by which it exceeds zero shall be profits; and if such difference shall be less than zero, the amount by which it is less than zero shall be losses.

            E. Notwithstanding any other provision of this Agreement to the contrary, no Partner shall be allocated any loss for any year to the extent that such allocation would, as of the end of such year, create or increase a deficit in such Partner's Capital Account, after the same has been reduced for any items of loss or expense described in Section 1.704-1(b)(2) (ii)(d)(4), (5) or (6) of the Treasury Regulations and increased for such Partner's share of minimum gain, determined in accordance with Section 1.704-1(b)(4) (iv) of the Treasury Regulations. In the event that, during any fiscal year, any Partner unexpectedly receives an allocation or distribution described in Section 1.704-1(b)(2)(ii)(d)(4), (5) or (6) of the Treasury Regulations, or the Partnership's minimum gain is reduced, so as to create or increase a deficit in such Partner's Capital Account (as hereinabove adjusted), such Partner shall be allocated items of income and gain for such fiscal year (and, if necessary, for subsequent fiscal years), as and to the extent necessary to eliminate such deficit as quickly as possible. This Section 6(E) is intended to comply with the "qualified income offset" and "minimum gain chargeback" provisions contained in Sections 1.704-1(b)(2)(ii)(d) and 1.704-1(b) (4)(iv), respectively, of the Treasury Regulations, and shall be interpreted consistently therewith.

            F. Any special allocations set forth in Section 6(E) above (the "Regulatory Allocations") are intended to comply with certain requirements of
Section 1.704-1(b) of the Treasury Regulations. Notwithstanding any other provisions or subsections of this Section 6 (other than the Regulatory Allocations), the Regulatory Allocations shall be taken into account in allocating other profits, losses and items of income, gain, loss and deduction among the Partners so that, to the extent possible, the net amount of such allocations of other profits, losses and other items and the Regulatory Allocations to each Partner shall be equal to the net amount that would have been allocated to each such Partner if the Regulatory Allocations had not occurred.

      6.2 Investment Tax Credit. All investment tax credits available to the Partnership pursuant to Section 38 of the Code shall be allocated to the Partners pro rata in proportion to their then respective Percentage Interests.

      6.3 Installment Note Interest. Any interest income realized in connection with any promissory notes received by the Partnership in connection with a sale of the Stock, net of any interest expense accrued by the Partnership on any underlying obligations, shall be allocated to the Partners pro rata in accordance with the remaining amount to be distributed to them upon receipt of the principal payment made on such promissory notes.

      6.4 Distribution In Kind. In the event all or part of the Partnership assets are distributed in kind at the time of liquidation of the Partnership, for purposes of determining the balance in any Partner's capital account, any such Partnership asset shall be deemed sold by the Partnership for the amount of such asset's fair market value, and any gain or loss deemed realized on such deemed sale shall be properly charged to the capital accounts of the Partners according to Section 6.1 above.

7. CASH AVAILABLE FOR DISTRIBUTION

     7.1 Operating Cash Flow. "Operating Cash Flow" shall mean and be defined as all cash receipts of the Partnership from whatever source (but excluding capital events, such as the sale of assets, condemnation awards and financing and refinancing proceeds) during the period in question in excess of all items of Partnership expense and other cash needs of the Partnership, including, without limitation, amounts paid by the Partnership as principal on debts and advances during such period (including repayment of loans made by Partners pursuant to Section 4.2(B) above) and any reserves for such purposes established or increased by the General Partner during such period. Operating Cash Flow shall be distributed to or for the benefit of the Partners at the sole discretion of the General Partner, and shall be distributed as follows:

            (i) First, to those Partners who have made contributions on behalf of the other Partner pursuant to Section 5.2(B)(ii) in an amount equal to the total of all such contributions under Section 5.2(B)(ii) (but less the amount of previous distributions under this Section 7.1(i) and Section 7.2(i) above), prorata in accordance with the ratio of the respective unreturned Section 5.2(B)(ii) contributions of each Partner to the whole of all such contributions;

            (ii) Next, prorata to the Partners according to the ratios of the respective contributions of the Partners pursuant to Section 5.2(B) above (after reduction of the Section 5.2(B) contributions of the Partner to reflect distributions under Section 7.1(i) and Section 7.2(i) above), until such time as the Partners have each received aggregate distributions pursuant to this Section 7.1(ii) equal to the contributions theretofore made by it pursuant to Section 5.2(B);

            (iii) Next, to the General Partner in an amount equal to the then current balance of the General Partner's Initial Contribution Account in excess of the General Partner's Initial Contribution; and

            (iv) Lastly, to the Partners in proportion to their then respective Percentage Interests.

      7.2 Capital Cash Flow. "Capital Cash Flow" shall mean and be defined as all cash receipts of the Partnership from capital events during the period in question (subject to the provisions of Section 13.2 below, if applicable) in excess of all items of partnership expense and other cash needs of the Partnership as provided for in Section 7.1 above (including the repayment of loans made by Partners pursuant to Section 5.2(B) above and reserves). Capital Cash Flow shall be distributed to or for the benefit of the Partners at the sole discretion of the General Partner after the occurrence of the event giving rise thereto and shall be distributed as follows:

            (i) First, to those Partners who have made contributions on behalf of the other Partner pursuant to Section 5.2(B)(ii) in an amount equal to the total of all such contributions under Section 5.2(B)(ii) (but less the amount of previous distributions under this Section 7.2(i) and Section 7.1(i) above), prorata in accordance with the ratio of the respective unreturned Section 5.2(B)(ii) contributions of each Partner to the whole of all such contributions;

            (ii) Next, prorata to the Partners according to the ratios of the respective contributions of the Partners pursuant to Section 5.2(B) above (after reduction of the Section 5.2(B) contributions of the Partner to reflect distributions under Sections 7.2(i) and 7.1(i) above), until such time as the Partners have each received aggregate distributions;

            (iii) Next, to the General Partner in an amount equal to the then current balance of the General Partner's Initial Contribution Account; and

            (iv) Lastly, to the Partners in proportion to their then respective Percentage Interests.

     7.3 Consent to Distributions. Each of the Partners hereby consents to the distributions provided for in this Agreement.


8.    MANAGEMENT OF THE PARTNERSHIP

      8.1 General Partner. The General Partner shall be the sole manager of the Partnership business, and shall have the right and power to make all decisions and take any and every action with respect to the Stock, the business and affairs of the Company and the Partnership and shall have all the rights, power and authority generally conferred by law, or necessary, advisable or consistent with accomplishing the purposes of the Partnership. The General Partner shall have all of the rights and powers of a managing general partner, and a partner in a partnership without limited partners, and any action taken by the General Partner shall constitute the act of, and serve to bind, the Partnership without the consent or approval of, any Limited Partner. In dealing with the General Partner acting on behalf of the Partnership, no person shall be required to inquire into the authority of the General Partner to bind the Partnership. The powers of the General Partner to manage the Partnership business shall include, without limitation, the power and authority to:

            (i) operate any business normal, customary or desirable (as determined by the General Partner) for the owner of a Company similar to the Company;

            (ii) perform any and all acts necessary or appropriate to the operation or ownership of the Company;

            (iii) procure and maintain with responsible companies such insurance as may be available in such amounts and covering such risks as are deemed appropriate by the General Partner;

            (iv) take and hold all real, personal and mixed property of the Company and the Partnership in the name of the Partnership or the name of an agent or nominee of the Partnership;

            (v) execute and deliver leases on behalf of and in the name of the Partnership;

            (vi) coordinate all accounting and clerical functions of the Partnership and employ such accountants, lawyers, property managers, leasing agents and other management or service personnel as may from time to time be required to carry on the business of the Partnership;

            (vii) sell, lease or otherwise dispose of all or any part of the Stock (provided that the Limited Partner has consented to such sale, lease or other disposition of the Stock, which consent shall not be unreasonably withheld) or the Company;

            (viii) borrow money and as security therefor to encumber all or any part of the Company and/or the Stock, provided that such indebtedness benefits the Company;

            (ix) construct, alter, improve, repair, raze, replace or rebuild all or any part of the Company's properties; and

            (x) do any and all of the foregoing at such price, rental or amount, for cash, securities or other property or consideration, and upon such other terms as the General Partner deems appropriate, and to execute, acknowledge and deliver any and all instruments and other documents to effectuate any and all of the foregoing.

Whenever in this Agreement the General Partner is granted discretion or the right of approval, consent or determination as to a matter, such matter shall be subject to the General Partner's sole and absolute discretion.

      8.2 Management Fee. As compensation for its services hereunder, the General Partner shall receive a Management Fee (the "Management Fee") equal to Five Hundred Fifty Thousand Dollars ($550,000) per year, plus twenty percent (20%) of the amount by which the Operating Profit Before General Partner Management Fee of the Company exceeds $300,000. For purposes of this Agreement, the term "Operating Profit Before General Partner Management Fee" shall as determined by reference to the financial statements prepared by the Company's certified public accountant. The Management Fee shall be paid at the sole discretion of the General Partner. In addition, the General Partner shall be reimbursed for all reasonable expenses incurred by it in connection with its obligations pursuant to this Agreement.

      8.3 Limitations on Powers and Authorities of Partners. Notwithstanding the powers of the General Partner set forth in Section 8.1 above, without the consent of all of the Partners, no Partner shall have the right or power to do any of the following:

            (a) do any act in contravention of this Agreement, or any amendment hereto;

            (b) do any act which would make it impossible to carry on the ordinary business of the Partnership, except to the extent that such act is specifically permitted by the terms hereof; or

            (c)   confess a judgment against the Partnership.

      8.4 Limited Partners. The Limited Partners shall have no right or authority to act for or to bind the Partnership and shall not participate in the conduct or control of the Partnership's affairs or business.

      8.5 Liability of General Partner. The General Partner shall not be liable or accountable, in damages or otherwise, to the Partnership or to any other Partner for any error of judgment or for any mistakes of fact or law or for anything which it may do or refrain from doing hereafter in connection with the business and affairs of the Partnership except in the case of fraud, willful misconduct or gross negligence. The General Partner shall not have any liability for the return of the Limited Partner's capital.

      8.6 Indemnity. The Partnership shall indemnify and shall hold each Partner (and the officers, directors and partners of such Partners) acting consistently with this Agreement, harmless from any loss or damage, including without limitation reasonable legal fees and court costs, incurred by it by reason of anything it may do or refrain from doing hereafter for and on behalf of the Partnership or in connection with its business or affairs; provided, however, that (i) the Partnership shall not be required to indemnify a Partner (or any officer, director or partner thereof) for any loss or damage which that Partner might incur as a result of its fraud or willful misconduct or its gross negligence in the performance of its duties hereunder, and (ii) this indemnification shall not relieve any Partner of its proportionate part of the obligations of the Partnership as a Partner. The right of indemnification set forth in this Section 8.6 shall be in addition to any rights to which the person or entity seeking indemnification may otherwise be entitled and shall inure to the benefit of the successors and assigns or any such person or entity. No Partner shall be personally liable with respect to any claim for indemnification pursuant to this Section 8.6, but such claim shall be satisfied solely out of assets of the Partnership.

      8.7 Other Activities of Partners and Agreements with Related Parties. The General Partner and its partners shall devote only a portion of their time to the Partnership business, it being expressly understood that the General Partner and its partners may have other businesses and that each shall be free to engage in, to conduct or to participate in any business or activity whatsoever, including, without limitation, the acquisition, development, management and exploitation of real and personal property, without any accountability, liability or obligation whatsoever to the Partnership or to any other Partner, even if such business or activity competes with or is enhanced by the business of the Partnership. Further, the General Partner, in the exercise of its power and authority under this Agreement, may contract and otherwise deal with or otherwise obligate the Partnership to Affiliates of the General Partner, provided only that the fee or other compensation payable pursuant to any such contract(s) or obligation(s) shall not exceed then market rates for same.

      8.8   Other Matters Concerning the General Partner.

            A. The General Partner shall be protected in relying, acting or refraining from acting on any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, debenture, or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties.

            B. The General Partner may execute any of the powers granted or perform any of the duties imposed by this Agreement either directly or through agents, including, without limitation, any Affiliates of the General Partner. The General Partner may consult with counsel, accountants, appraisers, management consultants, investment bankers and other consultants selected by it, each of whom may serve as consultants for the Partnership. An opinion by any consultant on a matter which the General Partner believes to be within its professional or expert competence shall be full and complete protection as to any action taken or omitted by the General Partner based on the opinion and taken or omitted in good faith. The General Partner shall not be responsible for the misconduct, negligence, acts or omissions of any consultant or contractor of the Partnership or the General Partner, and shall assume no obligations other than to use due care in the selection of all consultants and contractors.

      8.9 Default by Partners. If either Partner defaults (thereby becoming a "Defaulting Partner") by failing to perform any of its obligations under this Agreement, then the other Partner (the "Nondefaulting Partner") shall have the right to give the Defaulting Partner a notice of default. The notice of default shall set forth in reasonable detail a description of the obligation that the Defaulting Partner has not performed. If such default shall continue for more than thirty (30) days (or such longer period as may be required to cure such default), then the Non-defaulting Partner shall be entitled to all legal and equitable remedies and to recover on behalf of the Partners any monies required by or due to the Partnership from the Defaulting Partner by reason of the default in question. The 30-day period for curing a default or commencing to cure a default as aforesaid shall commence upon receipt by the Defaulting Partner of notice of default from the Non-defaulting Partner.

9.    BANKING

      The funds of the Partnership shall be kept in accounts designated by the General Partner. All such funds shall be separately accounted for and, at the discretion of the General Partner, invested in interest bearing accounts with the Partnership receiving the benefit of interest accruing on its funds. All withdrawals therefrom shall be made on such signature or signatures as shall be designated by the General Partner.

10.   ACCOUNTING

      10.1 Fiscal Year. The fiscal year of the Partnership shall end on the last day of December of each year, unless another fiscal year end is selected by the General Partner.

      10.2 Books of Account. The Partnership books of account shall be maintained at the principal office designated in Section 1.4 above or at such other locations and by such person or persons as may be designated by the General Partner. The Partnership shall pay (in amounts not to exceed reasonable commercial rates) the expense of maintaining its books of account. Each Partner shall have, during reasonable business hours and upon reasonable notice, access to the books of the Partnership and in addition, each Partner shall have, at its expense, the right to copy such books and records. The General Partner, at the expense of the Partnership, shall cause to be prepared and distributed to each Partner the following:

            (a) annual financial data reasonably sufficient to reflect the status and operations of the Partnership and its assets (to be delivered on or before March 31 of each year); and

            (b) the annual Federal income tax return of the Partnership (to be delivered on or before March 31 of each year).

      10.3 Method of Accounting. The Partnership books of account shall be maintained and kept, and its income, gains, losses and deductions shall be accounted for, in accordance with generally accepted accounting principles consistently applied, or such other method of accounting as may be adopted hereafter by the General Partner.

      10.4 Section 754 Election. In case of a distribution of property made in the manner provided in Section 734 of the Code (or any similar provision enacted in lieu thereof), or in the case of a transfer of any interest in the Partnership permitted by this Agreement made in the manner provided in Section 743 of the Code (or any similar provision enacted in lieu thereof), the General Partner, on behalf of the Partnership, may (but shall not be obligated to) file an election under Section 754 of the Code (or any similar provision enacted in lieu thereof) in accordance with the procedures set forth in the applicable Treasury regulations.

      10.5 Tax Matters Partner. The General Partner is hereby designated the Tax Matters Partner (hereinafter referred to as the "TMP") of the Partnership and shall have all the rights and obligations of the TMP under the Code. If at any time the General Partner shall not be a general partner, the remaining general partner shall be the TMP or, if there is more than one remaining general partner, they shall designate which one of them shall be the TMP.

      10.6 Administrative Adjustments. If the TMP receives notice of a Final Partnership Administrative Adjustment (the "FPAA") or if a request for an administrative adjustment made by the TMP is not allowed by the United States Internal Revenue Service (the "IRS") and the IRS does not notify the TMP of the beginning of an administrative proceeding with respect to the Partnership's taxable year to which such request relates (or if the IRS so notifies the TMP but fails to mail a timely notice of an FPAA), the TMP may, but shall not be obligated to, petition a Court for readjustment of partnership items. In the case of notice of an FPAA, if the TMP determines that the United States District Court or Court of Claims is the most appropriate forum for such a petition, the TMP shall notify each person who was a Partner at any time during the Partnership's taxable year to which the IRS notice relates of the approximate amount by which his tax liability would be increased (based on such assumptions as the TMP may in good faith make) if the treatment of partnership items on his return were made consistent with the treatment of partnership items on the Partnership's return, as adjusted by the FPAA. Unless each such person deposits with the TMP, for deposit with IRS, the approximate amount of his increased tax liability, together with a written agreement to make additional deposits if required to satisfy the jurisdictional requirements of the Court, within thirty days after the TMP's notice to such person, the TMP shall not file a petition in such Court. Instead, the TMP may, but shall not be obligated to, file a petition in the United States Tax Court.


11.   TRANSFERS OF PARTNERSHIP INTERESTS/ADDITIONAL LIMITED PARTNERS

      11.1   Prohibited Transfer of a Partner's Interest.

           A. The Partnership interest of any Partner may not be assigned (in whole or in part, whether for collateral purposes or otherwise) without the prior written consent of the General Partner.

            B. Any transfer of a Partnership interest shall be void and of no effect unless and until (i) the consent required by Section 11.1(A) above has been obtained; and (ii) the transferring Partner and its transferee execute, acknowledge and deliver to the General Partner instruments of transfer and assignment and furnish to the General Partner such assurances as the General Partner may request, including, without limitation, an opinion of counsel satisfactory to the General Partner stating that the transfer of such interest in the Partnership has been registered under all applicable securities laws or that such registration under applicable securities laws is not required. Further, no transfer shall be effective if it would result in the "termination" of the Partnership for federal income tax purposes unless all Partners consent to the transfer.

      11.2   Buy-Sell Agreement.

            A. The Limited Partner shall have the right to sell its 95% limited partnership interest in the Partnership (the "LP Interest") to the General Partner, and the General Partner is obligated to purchase the LP Interest from the Limited Partner in exchange for Three Hundred Thousand (300,000) shares of the common stock, no par value, of Jacor Communications, Inc. (the "Jacor Stock") at any time from and after the fifth anniversary of the date of this Agreement, until the sixth anniversary of the date of this Agreement, provided that such Limited Partner is not in default hereunder (which default has not been cured after expiration of any grace period applicable thereto).

           B. If the option granted to the Limited Partner in Section 11.2(A) hereof is not exercised, then the General Partner shall have the right to purchase the LP Interest from the Limited Partner, and the Limited Partner is obligated to sell the LP Interest to the General Partner, in exchange for the Jacor Stock, at any time from and after the sixth anniversary of the date of this Agreement, until the seventh anniversary of the date of this Agreement, provided that such General Partner is not in default hereunder (which default has not been cured after expiration of any grace period applicable thereto).

            C. From the date of this Agreement until the fifth anniversary of such date, if (i) the employment of Benjamin Homel, a/k/a Randy Michaels, the President of the General Partner ("Michaels"), is terminated by the Board of Directors without cause; (ii) Michaels' job responsibilities are significantly reduced; (iii) Michaels' annual base salary is reduced by more than ten percent (10%); or (iv) a Trigger Event (as defined below) occurs, then the Limited Partner shall have the right for a period of sixty (60) days following the date of any event set forth in clauses (i); (ii); (iii) or (iv) above either to (a) purchase the General Partner's five percent (5%) general partnership interest in the Partnership (the "GP Interest") from the General Partner, and the General Partner is obligated to sell its GP Interest to the Limited Partner at a price equal to the amount of the then current General Partner's Initial Contribution Account; or (b) sell its LP Interest to the General Partner, and the General Partner is obligated to purchase the LP Interest from the Limited Partner in exchange for the Jacor Stock. For purposes of this Section 11.2(C), the term "Trigger Event" shall mean the following events:

            a) Any Person or group (as defined for purposes of Regulation 13D promulgated pursuant to The Securities Exchange Act of 1934, as amended), other than Zell Chilmark Fund, L.P. ("Z/C") or its Affiliates, shall acquire or become the beneficial owner of more than 30% of the outstanding voting securities of the General Partner or if the General Partner has entered into a letter of intent relating to, or has publicly proposed to enter into, a transaction such as a merger, consolidation or acquisition of all or substantially all of the assets of the General Partner, or other similar business combination transactions.

           b) Z/C, at any time shall, on or prior to September 30, 1995, fail to hold stock record and beneficial ownership of 30% or more of the outstanding voting securities of the General Partner.

            c) Z/C, shall, at any time prior to September 30, 1995, fail to have its designees constitute at least a majority in number of the members of the General Partner's board of directors or shall thereafter fail to have its designees constitute at least 30% in number of the General Partner's board of directors.

            D. From the date of this Agreement until the fifth anniversary of such date, if Michaels voluntarily resigns as an officer of the General Partner or is terminated by the General Partner with cause, the General Partner shall have the right for a period of sixty (60) days following the date of such resignation either to (i) have its GP Interest redeemed by the Partnership for an amount equal to the General Partner's Initial Contribution plus the greater of (x) the Preferred Return on the General Partner's Initial Capital Contribution or (y) fifty percent (50%) of the cumulative aggregate of Operating Cash Flow plus the Capital Cash Flow of the Company from the date of this Agreement until the "Closing Date" as defined below, or (ii) purchase the LP Interest from the Limited Partner and the Limited Partner is obligated to sell its LP Interest in exchange for the Jacor Stock.

           E.    Either party may elect to invoke the provisions of this Section
11.2 by giving not less than forty-five (45) days' prior written notice to the other Partner stating that such Partner wishes to apply the provisions of this
Section 11.2.

            F. The Closing shall take place on or before the fifteen (15th) day following the expiration of the forty- five (45) day period set forth above for giving notice of an election by a Partner (the "Closing Date"), on which date the selling Partner shall convey, transfer and assign to the purchasing Partner, by deed, bill of sale, assignment of partnership interests, and such other instruments of transfer as shall be reasonably requested by the purchasing Partner, the selling Partner's entire right and interest in and to the Partnership and all assets thereof, and shall, to the extent reasonably requested by the purchasing Partner, cooperate to effect a smooth and efficient continuation of the affairs of the Partnership, including, without limitation, the preservation of relationships with contractors, suppliers, laborers, vendors and others with whom the Partnership transacts business.

            G. On the Closing Date, if (i) the General Partner is to deliver the Jacor Stock to the Limited Partner, then it shall convey, transfer and assign to the Limited Partner by stock power and such other instruments of transfer as shall either be reasonably requested by the Limited Partner the General Partner's entire right and interest in the Jacor Stock or (ii) if the Limited Partner is to make a payment, then it shall pay to the General Partner the amount which the General Partner would receive pursuant to Sections 11.2(C) or 11.2(D) of this Agreement. The closing shall occur at the Partnership's office which is located at such address as is set forth in Section 14.1 hereof on the Closing Date. Upon transfer of the Jacor Stock, the General Partner shall have no further right or interest in or to such Jacor Stock.

           H. Upon the terms and subject to the conditions of this Agreement, each of the parties hereto will use its best efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things necessary, proper or advisable consistent with applicable law to consummate and make effective in the most expeditious manner practicable the transactions contemplated hereby as a tax-free reorganization.

12.   BANKRUPTCY OF A PARTNER

      The bankruptcy of a Partner shall not dissolve or terminate the Partnership. Upon the dissolution of the General Partner, the Limited Partner may become the General Partner or designate a substitute general partner who shall be admitted to the Partnership as such, with the full authority and power without the joinder of any other general partner to exercise the rights and duties granted to the General Partner hereunder and the interest of the former General Partner shall thereupon be recast as a limited partner interest.

13.   LIQUIDATION AND DISSOLUTION OF PARTNERSHIP

      13.1 Dissolution Events. The Partnership shall be dissolved in the manner hereinafter provided upon the earliest to occur of the following events:

           (a) the close of business on the last day of the fiscal year of the Partnership during which the fiftieth anniversary of the date of this Agreement occurs; or

            (b) the agreement of the Partners determining that the Partnership should be dissolved; or

            (c) the entry of a final judgment, order or decree of a court of competent jurisdiction adjudicating the Partnership to be a bankrupt, and the expiration without appeal of the period, if any, allowed by applicable law to appeal therefrom; or

            (d) the sale of all or substantially all of the Stock or the assets of the Partnership and payment of any notes received by the Partnership from such sale.

      13.2 Method of Liquidation. Upon the happening of any of the events specified in Section 13.1 above, the General Partner shall immediately commence to wind up the Partnership's affairs and shall liquidate the assets of the Partnership as promptly as possible, unless the General Partner, or such person(s) winding up the Partnership affairs, shall determine that an immediate sale of Partnership assets would cause undue loss to the Partnership, in which event the liquidation may be deferred for a reasonable time. The Partners shall continue to share net cash flow, profits and losses during the period of liquidation in the same proportions as before dissolution. The proceeds from liquidation of the Partnership, including repayment of any debts of Partners to the Partnership, shall be applied in the order of priority as follows:

            (a) Debts of the Partnership, including repayment of principal and interest on loans and advances made by the General Partner pursuant to Section
5.2 above; then

            (b) To the establishment of any reserves deemed reasonably necessary or appropriate by the General Partner, or by the person(s) winding up the affairs of the Partnership in the event there is no remaining General Partner of the Partnership, for any contingent or unforeseen liabilities or obligations of the Partnership. Such reserves established hereunder shall be held for the purpose of paying any such contingent or unforeseen liabilities or obligations and, at the expiration of such period as the General Partner, or such person(s) reasonably deems advisable, the balance of such reserves shall be distributed in the manner provided hereinafter in this Section as though such reserves had been distributed contemporaneously with the other funds distributed hereunder; then


            (c) To those Partners who have made contributions on behalf of the other Partners pursuant to Section 5.2(B)(ii) above, in an amount equal to (but not in excess of the positive balance, if any, of the capital account of the Partner to whom the distribution is to be made as such capital account has been adjusted to reflect the allocation of gains and losses pursuant to Section 6) the excess of (i) the total of all such contributions under Section 5.2(B)(ii) over (ii) the aggregate distributions to the Partner in question pursuant to Sections 7.1(i) and 7.2(i) above pro rata to each Partner in accordance with the ratio of such excesses.

            (d) Prorata to the Partners until the Partners have each received an amount equal to (but not in excess of the aggregate positive balances, if any, of the capital accounts of such Partners as such accounts have been adjusted to reflect the allocation of gains and losses pursuant to Section 6 and the distributions made to the General Partner and/or the Limited Partner, as the case may be pursuant to Section 13.2(c)) the excess of (i) Section 5.2(B) contributions, over (ii) the aggregate distributions to such Partner under Sections 7.1(i), 7.2(i), 7.1(ii), 7.2(ii) and 13.2(c) above; then

           (e) To the General Partner in an amount equal to (but not in excess of the positive balance, if any, of the capital account of the General Partner as such account has been adjusted to reflect the allocation of gains and losses pursuant to Section 6 and the distributions made to the General Partner pursuant to Sections l3.2(c) and 13.2(d)) the then outstanding balance of the General Partner's Initial Contribution Account (to the extent not previously repaid under Section 7.2(iii) above), if any; then

            (f) Prorata to the Partners based upon the ratio of the positive capital account balances of the Partners (but not in excess of the positive balance, if any, of each Partner as such account has been adjusted to reflect the allocation of gains and losses pursuant to Section 6 and distributions made\ to the General Partner and/or the Limited Partner, as the case may be, pursuant to Sections l3.2(c), l3.2(d) and l3.2(e)).

      13.3 Date of Termination. The Partnership shall be terminated when all notes received in connection with such disposition have been paid and all of the cash or property available for application and distribution under Section 13.2 above shall have been applied and distributed in accordance with such Section. The establishment of any reserves in accordance with the provisions of Section
13.2 above shall not have the effect of extending the term of the Partnership, but any such reserve shall be distributed in the manner provided in such Section upon expiration of the period of such reserve.

14.   MISCELLANEOUS

      14.1 Notices. Any notice, election or other communication provided for or required by this Agreement shall be in writing and shall be deemed to have been given when delivered by hand or by telecopy or other facsimile transmission, the first business day after sent by overnight courier (such as Federal Express), or on the second business day after deposit in the United States Mail, certified or registered, return receipt requested, postage prepaid, properly addressed to the Partner to whom such notice is intended to be given at the address for the Partner set forth on the signature pages of this Agreement, or at such other address as such person may have previously furnished in writing to the Partnership and each Partner with copies to:

                  Rosenberg & Liebentritt, P.C.
                  Two North Riverside Plaza
                  Suite 700
                  Chicago, Illinois  60606

                  Attention: Sheli Z. Rosenberg


      14.2 Modifications. No change or modification of this Agreement shall be valid or binding upon the Partners, nor shall any waiver of any term or condition in the future, unless such change or modification or waiver shall be in writing and signed by all of the Partners, except as provided to the contrary in this Agreement.

      14.3 Successors and Assigns. Any entity acquiring or claiming an interest in the Partnership, in any manner whatsoever, shall be subject to and bound by all of the terms, conditions and obligations of this Agreement to which its predecessor-in-interest was subject or bound, without regard to whether such an entity has executed a counterpart hereof or any other document contemplated hereby. No entity shall have any rights or obligations greater than those set forth in this Agreement, and no entity shall acquire an interest in the Partnership or become a Partner thereof except as expressly permitted by and pursuant to the terms of this Agreement. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the Partners and their respective successors and assigns.

      14.4 Duplicate Originals. For the convenience of the Partners, any number of counterparts hereof may be executed, and each such counterpart shall be deemed to be an original instrument, and all of which taken together shall constitute one agreement.

      14.5 Construction. The titles of the Sections and subsections herein have been inserted as a matter of convenience of reference only and shall not control or affect the meaning or construction of any of the terms or provisions herein.

      14.6 Governing Law. This Agreement shall be governed by the laws of the State of Illinois. Except to the extent the Act is inconsistent with the provisions of this Agreement, the provisions of such Act shall apply to and govern the Partnership created hereby and the respective rights and liabilities of the Partners.

      14.7 Other Instruments. The parties hereto covenant and agree that they will execute such other and further instruments and documents as are or may become necessary or reasonably convenient to effectuate and carry out the Partnership created by this Agreement.

      14.8   General Partner with Interest as Limited
Partner. If a General Partner also has an interest as a Limited Partner in the Partnership, the General Partner shall, with respect to such interest, enjoy all of the rights and be subject to all of the obligations and duties of a Limited Partner.

      14.9 Legal Construction. In case any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

      14.10 Gender. Whenever the context shall so require, all words herein in any gender shall be deemed to include the masculine, feminine or neuter gender, all singular words shall include the plural, and all plural words shall include the singular.

      14.11 Prior Agreements Superseded. This Agreement supersedes any prior understandings or written or oral agreements between General Partner and Limited Partner respecting the within subject matter and contains the entire understanding between the parties with respect thereto.

      14.12 Adjustment of Asset Value. The fair market values of all Partnership properties shall be adjusted to their respective gross fair market values (determined in accordance with Section 7701(g)) of the Code as of the following times: (i) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimus capital contribution; (ii) the distribution by the Partnership to a Partner of more than a de minimus amount of Partnership property other than money, unless all Partners receive simultaneous distributions of undivided interests in the distributed property in proportion to their interests in the Partnership; and (iii) the termination of the Partnership for federal income tax purposes pursuant to Section 708(b)(1)(B) of the Code. If the fair market value of an asset has been determined or adjusted pursuant to the foregoing, such fair market value shall thereafter be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing net profit, net gain and net loss.

      14.13 No Third Party Beneficiary. The terms and provisions of this Agreement are for the exclusive use and benefit of General Partner and Limited Partner and shall not inure to the benefit of any other person or entity.

      14.14 Waiver of Right of Partition and Dissolution. Having previously been advised that it may have a right to bring an action for partition, each of the Partners does hereby agree to and does hereby irrevocably waive for the duration of this Agreement any right or power any such Partner might have to cause the Partnership or any of its assets to be partitioned, to cause the appointment of a receiver for the assets of the Partnership, to compel any sale of all or any portion of the assets of the Partnership pursuant to any applicable law or laws, or to file a complaint or to institute any proceeding at law or in equity to cause the termination or dissolution of the Partnership except as expressly provided for in this Agreement. Each of the Partners hereby acknowledges and agrees that such Partner has been induced to enter into this Agreement in reliance upon the mutual waivers set forth in this Section 14.14 and without such waivers, no Partner would have entered into this Agreement.

      14.15 Purchase for Investment. The Limited Partner represents, warrants and agrees that it is acquiring its interest in the Partnership for its own account for investment only and not for the purpose of, or with a view toward, the resale or distribution of all or any part thereof, nor with a view toward selling or otherwise distributing such interest or any part thereof at any particular time or under any predetermined circumstances. The Limited Partner further represents and warrants that it is a sophisticated investor, able and accustomed to handling sophisticated financial matters for itself, and that it has a sufficiently high net worth that it does not anticipate a need for the funds it has invested in the Partnership in what it understands to be a highly speculative and illiquid investment.


     IN WITNESS WHEREOF, this Agreement has been executed and sworn to as of the day and year first above written by the General Partner and Limited Partner, whose respective addresses and percentage interests are set forth opposite their respective signatures.

PERCENTAGE INTEREST:          GENERAL PARTNER:

            5%                JACOR CABLE, INC., a Kentucky
                              corporation


                                    By:
                                       Title:

                                    Address:

                                    1300 PNC Center
                                    201 East Fifth Street
                                    Cincinnati, Ohio   45202

                                    LIMITED PARTNER:

        95%                   UP YOUR RATINGS, INC., an Ohio corporation


                                    By:
                                       Title:

                                    Address:





                                    JACOR COMMUNICATIONS, INC., an Ohio
                                    corporation


                                    By:
                                       Title:


STATE OF                      )
                              )     SS:
COUNTY OF                     )

      I,                                         , a Notary Public in and for
the County and State aforesaid, do hereby certify that
                 , appeared before me this day and did say that he is the
          of                                                            , a
                     , who is personally known to me to be the same person whose name is subscribed to the foregoing instrument as such limited partner and acknowledged that he signed and delivered the said instrument as the free and voluntary act of said partnership for the uses and purposes therein set forth.

      Given my hand and notarial seal this     day of          , 1994.


                                                   Notary Public

My Commission Expires:                                          (SEAL)


STATE OF                      )
                              )     SS:
COUNTY OF                     )

      I,                                     , a Notary Public in and for said
County in the State aforesaid, do hereby certify that
                             , the                           of
             , a                              , personally known to me to be the
same person whose name is subscribed to the foregoing instrument as such general partner, appeared before me this day in person and acknowledged that he signed and delivered said instrument as his own free and voluntary act, and as the free and voluntary act of said partnership, for the uses and purposes therein set forth.

      Given under my hand and notarial seal this        day of
, 1994.


                                                   Notary Public
My Commission Expires:                                          (SEAL)



      AMENDMENT NO. 1
      TO
      JACOR-CMM LIMITED PARTNERSHIP
      AGREEMENT OF LIMITED PARTNERSHIP


      This Amendment No. 1 to the Jacor-CMM Limited Partnership Agreement of Limited Partnership is entered into by and among Jacor Cable, Inc. ("General Partner"), Up Your Ratings, Inc. ("Limited Partner") and Jacor Communications, Inc. ("Jacor Communications") effective as of this ____ day of ____________, 1994.

      WHEREAS, the General Partner and the Limited Partner entered into that certain Jacor-CMM Limited Partnership Agreement of Limited Partnership dated as of January 1, 1994 (the "Agreement") with Jacor Communications being a party to that Agreement solely for purposes of Section 11.2 thereof; and

     WHEREAS, Section 11.2 set forth certain events in which Limited Partner and the General Partner would have the ability to sell or acquire the limited partnership interest of the Limited Partner, which events were intended to relate in significant part to actions that could be taken by or that would affect Jacor Communications; and

     WHEREAS, Section 11.2 as currently contained in the Agreement makes certain references to the General Partner that all parties had intended to refer to Jacor Communications and the parties therefore now mutually desire to amend the Agreement to correct all such references.

      NOW, THEREFORE, in consideration of the promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1. Except as otherwise defined herein, capitalized terms used and not defined herein shall have the meanings assigned to them in the Agreement as amended hereby.

      2. Sections 11.2(C) and 11.2(D) of the Agreement are hereby deleted and replaced in their entirety by the following new Sections 11.2(C) and 11.2(D):

      "C.   From the date of this Agreement until the fifth anniversary of such date, if (i) the employment by Jacor Communications of Benjamin Homel, a/k/a Randy Michaels, its President ("Michaels"), is terminated by the Board of Directors without cause; (ii) Michaels' job responsibilities are significantly reduced; (iii) Michaels' annual base salary is reduced by more than ten percent (10%); or (iv) a Trigger Event (as defined below) occurs, then the Limited Partner shall have the right for a period of sixty (60) days following the date of any event set forth in clauses (i); (ii); (iii) or (iv) above either to (a) purchase the General Partner's five percent (5%) general partnership interest in the Partnership (the "GP Interest") from the General Partner, and the General Partner is obligated to sell its GP Interest to the Limited Partner at a price equal to the amount of the then current General Partner's Initial Contribution Account; or (b) sell its LP Interest to the General Partner, and the General Partner is obligated to purchase the LP Interest from the Limited Partner in exchange for the Jacor Stock. For purposes of this Section 11.2(C), the term "Trigger Event" shall mean the following events:

      a) Any Person or group (as defined for purposes of Regulation 13D promulgated pursuant to The Securities Exchange Act of 1934, as amended), other than Zell Chilmark Fund, L.P. ("Z/C") or its Affiliates, shall acquire or become the beneficial owner of more than 30% of the outstanding voting securities of Jacor Communications or if Jacor Communications has entered into a letter of intent relating to, or has publicly proposed to enter into, a transaction such as a merger, consolidation or acquisition of all or substantially all of the assets of Jacor Communications or other similar business combination transactions.

      b) Z/C, at any time shall, on or prior to September 30, 1995, fail to hold stock record and beneficial ownership of 30% or more of the outstanding voting securities of Jacor Communications.

     c) Z/C, shall, at any time prior to September 30, 1995, fail to have its designees constitute at least a majority in number of the members of Jacor Communication's board of directors or shall thereafter fail to have its designees constitute at least 30% in number of Jacor Communication's board of directors."

      "D.   From the date of this Agreement until the fifth anniversary of such date, if Michaels voluntarily resigns as an officer of Jacor Communications or is terminated by Jacor Communications with cause, the General Partner shall have the right for a period of sixty (60) days following the date of such resignation either to (i) have its GP Interest redeemed by the Partnership for an amount equal to the General Partner's Initial Contribution plus the greater of (x) the Preferred Return on the General Partner's Initial Capital Contribution or (y) fifty percent (50%) of the cumulative aggregate of Operating Cash Flow plus the Capital Cash Flow of the Company from the date of this Agreement until the "Closing Date" as defined below, or (ii) purchase the LP Interest from the Limited Partner and the Limited Partner is obligated to sell its LP Interest in exchange for the Jacor Stock."

      3. The parties hereby agree that except for this Amendment No. 1, all provisions of the Agreement remain in full force and effect.

      4.  This Amendment No. 1 is an instrument in writing as contemplated by
Section 14.2 of the Agreement and, as such, is effective to modify the Agreement as set forth herein effective as of the date hereof.

      5. From and after the effective date of this Amendment No.1, all references to the Agreement in the Agreement shall be deemed to be references to the Agreement as amended pursuant to this Amendment No. 1.

      6. This Amendment No. 1 shall be binding upon and inure to the benefit of the respective legal representatives, successors and assigns of the parties hereto.

      IN WITNESS WHEREOF, this Amendment No. 1 has been executed and sworn to as of the day and year first above written by the parties hereto.
                        JACOR CABLE, INC.

                        By:_____________________________
                        Title:__________________________


                        UP YOUR RATINGS, INC.

                        By:_____________________________
                        Title:__________________________


                        JACOR COMMUNICATIONS, INC.

                        By:_____________________________
                        Title:__________________________


STATE OF OHIO       )
                    )  ss:
COUNTY OF HAMILTON  )

      BEFORE ME, a Notary Public in and for said County and State, personally appeared __________________, the ____________ of JACOR CABLE, INC., a Kentucky corporation, who acknowledged that he did sign the foregoing instrument and that the same is his free act and deed as such officer and is the free act and deed of said corporation.

      IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this _____ day of ____________, 1994.



                  ________________________________
                  Notary Public




STATE OF OHIO       )
                    )  ss:
COUNTY OF HAMILTON  )

      BEFORE ME, a Notary Public in and for said County and State, personally appeared _________________, the ____________ of UP YOUR RATINGS, INC., an Ohio corporation, who acknowledged that he did sign the foregoing instrument and that the same is his free act and deed as such officer and is the free act and deed of said corporation.

      IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this _____ day of ____________, 1994.



                  ________________________________
                  Notary Public




STATE OF OHIO       )
                    )  ss:
COUNTY OF HAMILTON  )

      BEFORE ME, a Notary Public in and for said County and State, personally appeared _________________, the ____________ of JACOR COMMUNICATIONS, INC., an Ohio corporation, who acknowledged that he did sign the foregoing instrument and that the same is his free act and deed as such officer and is the free act and deed of said corporation.

      IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this _____ day of ____________, 1994.



                  ________________________________
                  Notary Public


      AMENDMENT NO. 2
      TO
      JACOR-CMM LIMITED PARTNERSHIP
      AGREEMENT OF LIMITED PARTNERSHIP


      This Amendment No. 2 to the Jacor-CMM Limited Partnership Agreement of Limited Partnership is entered into by and among Jacor Cable, Inc. ("General Partner") , Up Your Ratings, Inc. ("Limited Partner") and Jacor Communications, Inc. ("Jacor Communications") and is effective as of the first (1st) day of January, 1994. The General Partner, the Limited Partner, and Jacor Communications shall be collectively referred to hereinafter as the "parties".

      WHEREAS, the parties entered into that certain Jacor-CMM Limited Partnership Agreement of Limited Partnership dated as of January 1, 1994 ("Agreement"), forming Jacor-CMM Limited Partnership ("Partnership"); and

      WHEREAS, Jacor Communications became a party to that Agreement solely for the purposes of Section 11.2 thereof; and

      WHEREAS, the parties amended the Agreement effective as of July 22, 1994; and

      WHEREAS, the parties desire to amend to the Agreement again to change the state of formation and the governing law of the Partnership from Illinois to Ohio;

      NOW, THEREFORE, in consideration of the promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


      1. Recitals. Paragraph A of the Agreement, in the "Recitals" section, is hereby deleted in its entirety with the following sentence inserted in its place:

            "A. General Partner and Limited Partner desire to form an Ohio limited partnership (the "Partnership") for the purpose of owning all of the issued and outstanding common stock, no par value (the "Stock") of Critical Mass Media, Inc., an Ohio corporation (the "Company")."


      2. Recitals. Paragraph B of the Agreement, in the "Recitals" section, is hereby deleted in its entirety with the following sentence inserted in its place:

            "B. The Partners also desire to have the Partnership governed by Ohio's limited partnership act (Chapter 1782 of the Ohio Revised Code).


      3. Formation. Paragraph 1.1 of the Agreement, in the "Formation of Partnership" section, is hereby deleted in its entirety with the following paragraph inserted in its place:

            "1.1   Formation.  The General Partner and the Limited Partner do
hereby form and enter into an Ohio limited partnership (being the "Partnership") according to all of the terms and provisions of this Agreement. Each Partner has an interest in the Partnership which is expressed in terms of a percentage of the whole, with the present "Percentage Interest" of each Partner being set forth opposite its signature hereto. No Partner has any interest in specific Partnership property but the interests of all Partners in the Partnership are, for all purposes, personal property."


      4. Governing Law. Paragraph 14.6 of the Agreement, in the "Miscellaneous" section, is hereby deleted in its entirety with the following paragraph inserted in its place:

            "14. Governing Law. This Agreement shall be governed by the laws of the State of Ohio. Except to the extent the Act is inconsistent with the provisions of this Agreement, the provisions of such Act shall apply to and govern the Partnership created hereby and the respective rights and liabilities of the Partners."


      5. The parties hereby agree that except for Amendment No. 1 and Amendment No. 2 to the Agreement, all provisions thereof remain in full force and effect.


      6.    This Amendment No. 2 is an instrument in writing as contemplated by
Section 14.2 of the Agreement and, as such, is effective as of the date hereof.


      7. From and after the effective date of this Amendment No. 2, all references to the Agreement shall be deemed to be references to the Agreement as amended pursuant to Amendment No. 1 and Amendment No. 2.


      8. This Amendment No. 2 shall be binding upon and inure to the benefit of the respective legal representatives, successors and assigns of the parties hereto.



      IN WITNESS WHEREOF, this Amendment No. 2 has been executed and sworn to as of the day and year first above written by the parties hereto.



                        JACOR CABLE. INC.


                        By:

                        Its:



                        UP YOUR RATINGS, INC.


                        By:

                        Its:


                        JACOR COMMUNICATIONS, INC.


                        By:

                        Its:

STATE OF OHIO           )
                        ) SS
COUNTY OF HAMILTON      )


      BEFORE ME, a Notary Public in and for said County and State, personally appeared ____________________, the _______________ of JACOR CABLE, INC., a
Kentucky corporation, who acknowledged that he did sign the foregoing instrument and that the same is his free act and deed as such officer and is the free act and deed of said corporation.

      IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this _____ day of __________, 1994.



      Notary Public

STATE OF OHIO           )
                        ) SS
COUNTY OF HAMILTON      )


      BEFORE ME, a Notary Public in and for said County and State, personally appeared ____________________, the _______________ of UP YOUR RATINGS, INC., an
Ohio corporation, who acknowledged that he did sign the foregoing instrument and that the same is his free act and deed as such officer and is the free act and deed of said corporation.

      IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this _____ day of __________, 1994.



      Notary Public

STATE OF OHIO           )
                        ) SS
COUNTY OF HAMILTON      )


      BEFORE ME, a Notary Public in and for said County and State, personally appeared ____________________, the _______________ of JACOR COMMUNICATIONS, INC.
a Kentucky corporation, who acknowledged that he did sign the foregoing instrument and that the same is his free act and deed as such officer and is the free act and deed of said corporation.

      IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this _____ day of __________, 1994.



      Notary Public




      SECOND AMENDMENT
      TO CREDIT AGREEMENT


            This SECOND AMENDMENT TO CREDIT AGREEMENT ("Amendment") is entered into as of March 7, 1994 among Jacor Communications, Inc., an Ohio corporation (the "Company"), Banque Paribas, individually and as Agent (in such capacity, the "Agent"), and each of The First National Bank of Boston, Continental Bank, N.A., Society National Bank and Union Bank.

      R E C I T A L S:

            WHEREAS, the Company, the banks party thereto from time to time (the "Banks"), the Agent and each Co-Agent are parties to that certain Credit Agreement dated as of March 5, 1993, as amended by that certain First Amendment to Credit Agreement dated as of November 15, 1993 (as so amended, the "Credit Agreement"; capitalized terms used and not defined herein shall have the meanings assigned to them in the Credit Agreement as amended hereby);

            WHEREAS, the Company has requested that the Banks and the Agent consent to an amendment to the Credit Agreement as more fully described herein; and

            WHEREAS, the Banks and the Agent have granted their consent to such amendment upon the terms and conditions contained herein.

            NOW, THEREFORE, in consideration of the premises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      Amendment. Immediately upon the satisfaction of each of the conditions precedent set forth in Section 2 of this Amendment, the Credit Agreement is amended as follows:

  Section 6.15(g) of the Credit Agreement is hereby amended by deleting the figure "$5,000,000" as it appears therein, and by inserting in its stead the figure "$11,000,000".


      Conditions to Effectiveness of Amendment. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

  Documents.

                  ) Amendment. The Company shall have duly executed and delivered this Amendment.

                  ) Guaranty Amendment. Each Subsidiary (other than the Excluded Subsidiaries) (collectively, the "Subject Subsidiaries") shall have executed and delivered a Reaffirmation with respect to the Subsidiary Guaranty in the form of Exhibit A hereto (the "Reaffirmation").

  Good Standing. The Agent shall have received a good-standing certificate with respect to the Company (dated a date not more than ten Business Days prior to the effectiveness of this Amendment) from the Secretary of State of Ohio.

  Certified Resolutions, etc. The Agent shall have received (in sufficient copies for each Bank) a certificate in form and substance satisfactory to the Agent of the secretary or assistant secretary (or comparable officer) of the Company dated the effective date of this Amendment (the "Effective Date"), certifying (i) the resolutions of its Board of Directors approving and authorizing the execution, delivery and performance by it of this Amendment and the continued effectiveness thereof, (ii) that there have been no changes in its certificate of incorporation or by-laws since the Closing Date, or if there have been changes in its certificate of incorporation or by-laws since the Closing Date, certifying its certificate of incorporation and/or by-laws, as the case may be, as in effect on the Effective Date and (iii) specimen signatures of its officers authorized to sign this Amendment.

  Consents, Licenses, Approval, etc. All consents, licenses and approvals, if any, required in connection with the execution, delivery and performance by the Company and its Subsidiaries of this Amendment and the Reaffirmation (collectively, the "Documents"), or the validity or enforceability thereof, or in connection with any of the transactions effected pursuant to the Documents, shall be in full force and effect.

  No Default; etc. The Agent shall have received a certificate of an Authorized Officer of the Company dated the Effective Date, certifying as to matters set forth in Sections 3.2 and 3.8 of this Amendment.

  No Injunction. No law or regulation shall have been adopted, no order, judgment or decree of any governmental authority shall have been issued, and no litigation shall be pending or threatened, which in the reasonable judgment of the Agent would enjoin, prohibit or restrain, or impose or result in the imposition of any material adverse condition upon, the execution, delivery or performance by the Company or any of its Subsidiaries of the Documents, the making or repayment of the Loans or the consummation of the transactions effected pursuant to the terms of the Loan Documents.

  No Material Adverse Change. No event, act or condition shall have occurred since September 30, 1992 that, in the reasonable judgment of the Agent, has had or could have a material adverse effect on the business, properties, financial condition or results of operations of the Company and its Subsidiaries.

  Legal Opinions. The Agent and each Bank shall have received favorable legal opinions, dated the Effective Date, of Graydon, Head & Ritchey, Ohio counsel to the Company and its Subsidiaries, in each case in form and substance satisfactory to the Agent and the Banks.

  Fees and Expenses. The Agent and the Banks shall have received all fees and expenses payable by the Company under the Credit Agreement in connection with the preparation, execution or delivery of the Documents (including, without limitation, the reasonable fees and expenses accrued through the Effective Date of counsel to the Agent); and the Company hereby agrees to pay, and to hold the Agent, each Bank and each Co-Agent harmless against all documentary, stamp, transfer and similar taxes paid or payable in connection with the execution, delivery or performance of the Documents.

  Additional Matters. The Agent shall have received such other certificates, opinions, documents and instruments relating to the Obligations or the transactions contemplated hereby, by the Documents and by the Loan Documents as may have been reasonably requested by the Agent, and all corporate and other proceedings and all other documents (including, without limitation, all documents referred to herein and not appearing herein and exhibits hereto) and all legal matters in connection with the transactions contemplated hereby, by the Documents and by the Loan Documents shall be reasonably satisfactory in form and substance to the Agent.

     Representations and Warranties. In order to induce the Agent and the Banks to enter into this Amendment, the Company represents and warrants to the Agent and each Bank, upon the effectiveness of this Amendment, which representations and warranties shall survive the execution and delivery of this Amendment, that:

  Due Incorporation; etc. Each of the Company and each Subject Subsidiary is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

 No Default; etc. No Default or Event of Default has occurred and is continuing after giving effect to this Amendment or would result from the execution or delivery of this Amendment or the Reaffirmation or the consummation of the transactions contemplated hereby or thereby.

  Corporate Power and Authority; Authorization. Each of the Company and each Subject Subsidiary has the corporate power and authority to execute, deliver and carry out the terms and provisions of the Documents to which it is a party and the execution and delivery by the Company and each Subject Subsidiary of the Documents to which it is a party and the performance by the Company and each Subject Subsidiary of its obligations hereunder and thereunder have been duly authorized by all requisite corporate action by the Company and each Subject Subsidiary.

  Execution and Delivery. The Company and each Subject Subsidiary has duly executed and delivered each Document to which it is a party.

  Enforceability. Each Document, the Credit Agreement, as amended by this Amendment, and each other Loan Document constitutes the legal, valid and binding obligation of the Company and each Subject Subsidiary party thereto, as the case may be, enforceable against such Person in accordance with its respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' right generally, and by general principles of equity.

  No Conflicts; etc. Neither the execution, delivery or performance by the Company or any Subject Subsidiary of the Documents to which it is a party, nor compliance by any of them with the terms and provisions hereof and thereof, (i) will contravene any applicable provision of any law, statute, rule, regulation, order, writ, injunction or decree of any court or governmental instrumentality or (ii) will conflict or be inconsistent with, or result in any breach of, any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any Lien upon any property or assets owned by it pursuant to the terms of any indenture, mortgage, deed of trust, agreement or other instrument to which it is a party or by which it or any of its property or assets is bound or to which it may be subject, or (iii) will violate any provision of its certificate of incorporation or by-laws.

  Consents; etc. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of the Documents or the consummation of any of the transactions contemplated hereby or thereby.

  Representations and Warranties. All of the representations and warranties contained in the Credit Agreement and in the other Loan Documents (other than those which speak expressly only as of a different date) and in the Documents are true and correct as of the date hereof after giving effect to this Amendment and the other Documents and the transactions contemplated hereby and thereby.

      Miscellaneous.

  Effect; Ratification. The amendment set forth herein is effective solely for the purposes set forth herein and shall be limited precisely as written, and shall not be deemed to (i) be a consent to any amendment, waiver or modification of any other term or condition of the Credit Agreement or of any other Loan Document or (ii) prejudice any right or rights that the Agent, the Co-Agents or the Banks may now have or may have in the future under or in connection with the Credit Agreement or any other Loan Document. Each reference in the Credit Agreement to "this Agreement", "herein", "hereof" and words of like import and each reference in the other Loan Documents to the "Credit Agreement" shall mean the Credit Agreement as amended hereby. This Amendment shall be construed in connection with and as part of the Credit Agreement and all terms, conditions, representations, warranties, covenants and agreements set forth in the Credit Agreement and each other Loan Document, except as herein amended or waived, are hereby ratified and confirmed and shall remain in full force and effect.

  Effectiveness. This Amendment shall immediately become effective as of the date first written above upon (i) the receipt by the Agent of duly executed counterparts of this Amendment from the Company and the Required Banks and (ii) the satisfaction of each condition precedent contained in Section 2 hereof.

  Counterparts. This Amendment may be executed in any number of counterparts, each such counterpart constituting an original but all together one and the same instrument.

  Severability. Any provision contained in this Amendment which that is held to be inoperative, unenforceable or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable or invalid without affecting the remaining provisions of this amendment in that jurisdiction or the operation, enforceability or validity of that provision in any other jurisdiction.



  GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF ILLINOIS.

            IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

JACOR COMMUNICATIONS, INC.


By
   Title:


By
   Title:

BANQUE PARIBAS, individually and
    as Agent


By
   Title:


By
   Title:

THE FIRST NATIONAL BANK OF BOSTON


By
   Title:

CONTINENTAL BANK, N.A.


By
   Title:




SOCIETY NATIONAL BANK


By
   Title:

UNION BANK


By
   Title:




      EXHIBIT A


      REAFFIRMATION


      [Attached]


      REAFFIRMATION OF
      SUBSIDIARY GUARANTY


This REAFFIRMATION OF SUBSIDIARY GUARANTY ("Reaffirmation") is entered into as of March 7, 1994 by each of the parties listed on the signature pages hereof (collectively, the "Guarantors") in favor of and for the benefit of Banque Paribas, as agent (in such capacity, the "Agent") for itself, the co-agents and the Banks party to the Credit Agreement and any Interest Rate Providers. Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Subsidiary Guaranty referenced below.

      R E C I T A L S:

     WHEREAS, Jacor Communications, Inc., an Ohio corporation (the "Company"), the Banks, the Agent and each Co-Agent are parties to that certain Credit Agreement dated as of March 5, 1993, as amended by that certain First Amendment to Credit Agreement dated as of November 15, 1993 (the "Original Credit Agreement");

     WHEREAS, the Company, the Banks, the Agent and each Co-Agent are entering into that certain Second Amendment to Credit Agreement dated as of the date hereof (the "Credit Agreement Amendment"; and the Original Credit Agreement as amended by the Credit Agreement Amendment being referred to herein as the "Credit Agreement"); and

     WHEREAS, each of the Guarantors is a party to that certain Subsidiary Guaranty dated as of March 5, 1993, as amended by that certain First Amendment to Subsidiary Guaranty dated as of November 15, 1993 (the "Subsidiary Guaranty"), pursuant to which each Guarantor has jointly and severally guaranteed the Guaranteed Debt, which term includes, inter alia, all Obligations of the Company under and as defined in the Credit Agreement.

      Section 1. Reaffirmation. Each of the Guarantors hereby (i) acknowledges that the Company, the Banks and the Agent have entered into the Credit Agreement Amendment, which Credit Agreement Amendment has been made available to and has been reviewed by such Guarantor and (ii) reaffirms that its obligations under the Subsidiary Guaranty and each other Collateral Document to which it is a party continues in full force and effect with respect to the Original Credit Agreement as amended by the Credit Agreement Amendment.



     Section 2. Counterparts. This Reaffirmation may be executed in any number of counterparts, each such counterpart constituting an original but all together one and the same instrument.

     Section 6. GOVERNING LAW. THIS REAFFIRMATION SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF ILLINOIS.

     IN WITNESS WHEREOF, each of the Guarantors hereto has caused this Reaffirmation to be executed and delivered by a duly authorized officer thereof as of the date first above written.


JACOR BROADCASTING CORPORATION


By:___________________________
   Title:

JACOR BROADCASTING OF FLORIDA, INC.


By:___________________________
   Title:

JACOR BROADCASTING OF ATLANTA, INC.


By:___________________________
   Title:

JACOR BROADCASTING OF KNOXVILLE, INC.


By:___________________________
   Title:

JACOR BROADCASTING OF COLORADO, INC.


By:___________________________
   Title:


JACOR BROADCASTING OF TAMPA BAY, INC.


By:___________________________
   Title:

JACOR CABLE, INC.


By:___________________________
   Title:

GEORGIA NETWORK EQUIPMENT, INC.


By:___________________________
   Title:

BROADCAST FINANCE, INC.


By:___________________________
   Title:


Acknowledged:

BANK PARIBAS, individually,
    as Agent and on behalf of the
    Co-Agents and each Bank


By
   Title:


By
   Title:


THIRD
AMENDMENT
TO CREDIT AGREEMENT


            This THIRD AMENDMENT TO CREDIT AGREEMENT ("Amendment") is entered into as of October 1, 1994 among Jacor Communications, Inc., an Ohio corporation (the "Company"), Banque Paribas, individually and as Agent (in such capacity, the "Agent"), and each of The First National Bank of Boston, Bank of America-Illinois (formerly known as Continental Bank, N.A.), Society National Bank and Union Bank.

      R E C I T A L S:

            WHEREAS, the Company, the banks party thereto from time to time (the "Banks"), the Agent and each Co-Agent are parties to that certain Credit Agreement dated as of March 5, 1993, as amended by that certain First Amendment to Credit Agreement dated as of November 15, 1993 and that certain Second Amendment to Credit Agreement dated as of March 7, 1994 (as so amended, the "Credit Agreement"; capitalized terms used and not defined herein shall have the meanings assigned to them in the Credit Agreement as amended hereby);

            WHEREAS, the Company has requested that the Banks and the Agent consent to an amendment to the Credit Agreement as more fully described herein; and

            WHEREAS, the Banks and the Agent have granted their consent to such amendment upon the terms and conditions contained herein.

            NOW, THEREFORE, in consideration of the premises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      Amendment. Immediately upon the satisfaction of each of the conditions precedent set forth in Section 2 of this Amendment, the Credit Agreement is amended, effective as of the date hereof, as follows:

  Article I of the Credit Agreement is hereby amended by adding the following definition thereto in proper alphabetical order:

                  "Applicable Rate" shall mean, at any time of determination, a rate per annum equal to (i) if the Leverage Ratio is greater than or equal to
4.0 to 1.0 at such time, 0.50% and (i) if the Leverage Ratio is less than 4.0 to 1.0 at such time, 0.375%. The Applicable Rate shall be subject to adjustment (upwards or downwards, as appropriate) based on the Leverage Ratio at the end of each of the first three fiscal quarters and the fiscal year of the Company. For purposes of determining the Applicable Rate, the Leverage Ratio shall be determined (i) in the case of determinations made with respect to the first three fiscal quarters of the Company's fiscal year, by reference to the monthly financial statements for the month ending on the last day of such fiscal quarter and the Compliance Certificate for such fiscal quarter delivered pursuant to Sections 6.1(b) and (d) and (ii) in the case of determinations made with respect to the last fiscal quarter of the Company's fiscal year, by reference to the financial statements and Compliance Certificate delivered by the Company pursuant to Sections 6.1(a) and (d). The adjustment, if any, to the Applicable Rate shall be effective commencing on the fifth Business Day after the delivery of such quarterly or annual financial statements and Compliance Certificate and shall be effective only for the period subsequent to such date. In the event that the Company shall at any time fail to furnish to the Banks the financial statements and Compliance Certificate required to be delivered pursuant to Section 6.1(a), (b) or (d), the maximum Applicable Rate shall apply until such time as such financial statements and Compliance Certificate are so delivered.

  Subsections 2.11(b) and (c) of the Credit Agreement are hereby amended and restated in their entirety as follows:

                        (b) The Company agrees to pay to the Agent for the pro-rata account of the Banks in accordance with their respective Commitments a commitment fee, computed at the Applicable Rate on the average daily unused portion of the Aggregate Commitment until the Aggregate Commitments have been terminated, payable quarterly in arrears and on the Acquisition Loan Termination Date or such earlier date, if any, on which the Aggregate Commitments shall terminate in accordance with the terms hereof and calculated on the basis of a 360-day year for the number of actual days elapsed.

                        (c) The Company agrees to pay to the Agent for its own account an agency fee of $100,000 per annum, payable in advance on the on each anniversary of the Closing Date until the Obligations have been paid and performed in full (the "Agency Fee"). The Agency Fee shall be fully earned on each anniversary of the Closing Date for each succeeding year.


      Conditions to Effectiveness of Amendment. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

  Documents.

                  ) Amendment. The Company shall have duly executed and delivered this Amendment.

                  ) Guaranty Amendment. Each Subsidiary (other than the Excluded Subsidiaries) (collectively, the "Subject Subsidiaries") shall have executed and delivered a Reaffirmation with respect to the Subsidiary Guaranty in the form of Exhibit A hereto (the "Reaffirmation").

  Good Standing. The Agent shall have received a good-standing certificate with respect to the Company (dated a date not more than ten Business Days prior to the Effective Date (as defined below) from the Secretary of State of Ohio.

  Certified Resolutions, etc. The Agent shall have received (in sufficient copies for each Bank) a certificate in form and substance satisfactory to the Agent of the secretary or assistant secretary (or comparable officer) of the Company dated the effective date of this Amendment (the "Effective Date"), certifying (i) the resolutions of its Board of Directors approving and authorizing the execution, delivery and performance by it of this Amendment and the continued effectiveness thereof, (ii) that there have been no changes in its certificate of incorporation or by-laws since the Closing Date, or if there have been changes in its certificate of incorporation or by-laws since the Closing Date, certifying its certificate of incorporation and/or by-laws, as the case may be, as in effect on the Effective Date and (iii) specimen signatures of its officers authorized to sign this Amendment.

  Consents, Licenses, Approval, etc. All consents, licenses and approvals, if any, required in connection with the execution, delivery and performance by the Company and its Subsidiaries of this Amendment and the Reaffirmation (collectively, the "Documents"), or the validity or enforceability thereof, or in connection with any of the transactions effected pursuant to the Documents, shall be in full force and effect.

  No Default; etc. The Agent shall have received a certificate of an Authorized Officer of the Company dated the Effective Date, certifying as to matters set forth in Sections 3.2 and 3.8 of this Amendment.

  No Injunction. No law or regulation shall have been adopted, no order, judgment or decree of any governmental authority shall have been issued, and no litigation shall be pending or threatened, which in the reasonable judgment of the Agent would enjoin, prohibit or restrain, or impose or result in the imposition of any material adverse condition upon, the execution, delivery or performance by the Company or any of its Subsidiaries of the Documents, the making or repayment of the Loans or the consummation of the transactions effected pursuant to the terms of the Loan Documents.

  No Material Adverse Change. No event, act or condition shall have occurred since September 30, 1992 that, in the reasonable judgment of the Agent, has had or could have a material adverse effect on the business, properties, financial condition or results of operations of the Company and its Subsidiaries.

  Fees and Expenses. The Agent and the Banks shall have received all fees and expenses payable by the Company under the Credit Agreement in connection with the preparation, execution or delivery of the Documents (including, without limitation, the reasonable fees and expenses accrued through the Effective Date of counsel to the Agent); and the Company hereby agrees to pay, and to hold the Agent, each Bank and each Co-Agent harmless against all documentary, stamp, transfer and similar taxes paid or payable in connection with the execution, delivery or performance of the Documents.

  Additional Matters. The Agent shall have received such other certificates, opinions, documents and instruments relating to the Obligations or the transactions contemplated hereby, by the Documents and by the Loan Documents as may have been reasonably requested by the Agent, and all corporate and other proceedings and all other documents (including, without limitation, all documents referred to herein and not appearing herein and exhibits hereto) and all legal matters in connection with the transactions contemplated hereby, by the Documents and by the Loan Documents shall be reasonably satisfactory in form and substance to the Agent.

     Representations and Warranties. In order to induce the Agent and the Banks to enter into this Amendment, the Company represents and warrants to the Agent and each Bank, upon the effectiveness of this Amendment, which representations and warranties shall survive the execution and delivery of this Amendment, that:

  Due Incorporation; etc. Each of the Company and each Subject Subsidiary is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

 No Default; etc. No Default or Event of Default has occurred and is continuing after giving effect to this Amendment or would result from the execution or delivery of this Amendment or the Reaffirmation or the consummation of the transactions contemplated hereby or thereby.

  Corporate Power and Authority; Authorization. Each of the Company and each Subject Subsidiary has the corporate power and authority to execute, deliver and carry out the terms and provisions of the Documents to which it is a party and the execution and delivery by the Company and each Subject Subsidiary of the Documents to which it is a party and the performance by the Company and each Subject Subsidiary of its obligations hereunder and thereunder have been duly authorized by all requisite corporate action by the Company and each Subject Subsidiary.

  Execution and Delivery. The Company and each Subject Subsidiary has duly executed and delivered each Document to which it is a party.

  Enforceability. Each Document, the Credit Agreement, as amended by this Amendment, and each other Loan Document constitutes the legal, valid and binding obligation of the Company and each Subject Subsidiary party thereto, as the case may be, enforceable against such Person in accordance with its respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' right generally, and by general principles of equity.

  No Conflicts; etc. Neither the execution, delivery or performance by the Company or any Subject Subsidiary of the Documents to which it is a party, nor compliance by any of them with the terms and provisions hereof and thereof, (i) will contravene any applicable provision of any law, statute, rule, regulation, order, writ, injunction or decree of any court or governmental instrumentality or (ii) will conflict or be inconsistent with, or result in any breach of, any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any Lien upon any property or assets owned by it pursuant to the terms of any indenture, mortgage, deed of trust, agreement or other instrument to which it is a party or by which it or any of its property or assets is bound or to which it may be subject, or (iii) will violate any provision of its certificate of incorporation or by-laws.

  Consents; etc. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of the Documents or the consummation of any of the transactions contemplated hereby or thereby.

  Representations and Warranties. All of the representations and warranties contained in the Credit Agreement and in the other Loan Documents (other than those which speak expressly only as of a different date) and in the Documents are true and correct as of the date hereof after giving effect to this Amendment and the other Documents and the transactions contemplated hereby and thereby.

      Miscellaneous.

 Effect; Ratification. The amendments set forth herein are effective solely for the purposes set forth herein and shall be limited precisely as written, and shall not be deemed to (i) be a consent to any amendment, waiver or modification of any other term or condition of the Credit Agreement or of any other Loan Document or (ii) prejudice any right or rights that the Agent, the Co-Agents or the Banks may now have or may have in the future under or in connection with the Credit Agreement or any other Loan Document. Each reference in the Credit Agreement to "this Agreement", "herein", "hereof" and words of like import and each reference in the other Loan Documents to the "Credit Agreement" shall mean the Credit Agreement as amended hereby. This Amendment shall be construed in connection with and as part of the Credit Agreement and all terms, conditions, representations, warranties, covenants and agreements set forth in the Credit Agreement and each other Loan Document, except as herein amended or waived, are hereby ratified and confirmed and shall remain in full force and effect.

  Effectiveness. This Amendment shall immediately become effective as of the date first written above upon (i) the receipt by the Agent of duly executed counterparts of this Amendment from the Company and each Banks and (ii) the satisfaction of each condition precedent contained in Section 2 hereof.

  Counterparts. This Amendment may be executed in any number of counterparts, each such counterpart constituting an original but all together one and the same instrument.

  Severability. Any provision contained in this Amendment which that is held to be inoperative, unenforceable or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable or invalid without affecting the remaining provisions of this amendment in that jurisdiction or the operation, enforceability or validity of that provision in any other jurisdiction.



  GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF ILLINOIS.

            IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

JACOR COMMUNICATIONS, INC.


By
   Title:


By
   Title:

BANQUE PARIBAS, individually and
    as Agent


By
   Title:


By
   Title:

THE FIRST NATIONAL BANK OF BOSTON


By
   Title:

BANK OF AMERICA-ILLINOIS (formerly known as Continental Bank, N.A.)


By
   Title:




SOCIETY NATIONAL BANK


By
   Title:

UNION BANK


By
   Title:






      EXHIBIT A


      REAFFIRMATION


      [Attached]


      REAFFIRMATION OF
      SUBSIDIARY GUARANTY


            This REAFFIRMATION OF SUBSIDIARY GUARANTY ("Reaffirmation") is entered into as of October 1, 1994 by each of the parties listed on the signature pages hereof (collectively, the "Guarantors") in favor of and for the benefit of Banque Paribas, as agent (in such capacity, the "Agent") for itself, the co-agents and the Banks party to the Credit Agreement and any Interest Rate Providers. Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Subsidiary Guaranty referenced below.

      R E C I T A L S:

                  WHEREAS, Jacor Communications, Inc., an Ohio corporation (the "Company"), the Banks, the Agent and each Co-Agent are parties to that certain Credit Agreement dated as of March 5, 1993, as amended by that certain First Amendment to Credit Agreement dated as of November 15, 1993 and that certain Second Amendment to Credit Agreement dated as of March 7, 1994 (the "Original Credit Agreement");

                  WHEREAS, the Company, the Banks, the Agent and each Co-Agent are entering into that certain Third Amendment to Credit Agreement dated as of the date hereof (the "Credit Agreement Amendment"; and the Original Credit Agreement as amended by the Credit Agreement Amendment being referred to herein as the "Credit Agreement"); and

                  WHEREAS, each of the Guarantors is a party to that certain Subsidiary Guaranty dated as of March 5, 1993, as amended by that certain First Amendment to Subsidiary Guaranty dated as of November 15, 1993 (the "Subsidiary Guaranty"), pursuant to which each Guarantor has jointly and severally guaranteed the Guaranteed Debt, which term includes, inter alia, all Obligations of the Company under and as defined in the Credit Agreement.

            Section 1. Reaffirmation. Each of the Guarantors hereby (i) acknowledges that the Company, the Banks and the Agent have entered into the Credit Agreement Amendment, which Credit Agreement Amendment has been made available to and has been reviewed by such Guarantor and (ii) reaffirms that its obligations under the Subsidiary Guaranty and each other Collateral Document to which it is a party continues in full force and effect with respect to the Original Credit Agreement as amended by the Credit Agreement Amendment.



            Section 2. Counterparts. This Reaffirmation may be executed in any number of counterparts, each such counterpart constituting an original but all together one and the same instrument.

            Section 6. GOVERNING LAW. THIS REAFFIRMATION SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF ILLINOIS.

            IN WITNESS WHEREOF, each of the Guarantors hereto has caused this Reaffirmation to be executed and delivered by a duly authorized officer thereof as of the date first above written.


JACOR BROADCASTING CORPORATION


By:___________________________
   Title:

JACOR BROADCASTING OF FLORIDA, INC.


By:___________________________
   Title:

JACOR BROADCASTING OF ATLANTA, INC.


By:___________________________
   Title:

JACOR BROADCASTING OF KNOXVILLE, INC.


By:___________________________
   Title:



JACOR BROADCASTING OF COLORADO, INC.


By:___________________________
   Title:



JACOR BROADCASTING OF TAMPA BAY, INC.


By:___________________________
   Title:

JACOR CABLE, INC.


By:___________________________
   Title:

GEORGIA NETWORK EQUIPMENT, INC.


By:___________________________
   Title:

BROADCAST FINANCE, INC.


By:___________________________
   Title:


Acknowledged:

BANK PARIBAS, individually,
    as Agent and on behalf of the
    Co-Agents and each Bank


By
   Title:

By
   Title:




      STOCK OPTION AGREEMENT

      December 19, 1994


CONFIDENTIAL

Rod F. Dammeyer
Itel Corporation
Two N. Riverside Plaza
19th Floor
Chicago, IL  60606

Dear Rod:

      You are hereby notified that the Board of Directors of Jacor Communications, Inc. (the "Company") has decided to grant to you a stock option (the "Option"). This grant is conditioned upon your signing and returning a copy of this Agreement to Jon M. Berry, Treasurer, at the Company's offices, 1300 PNC Center, 20l East Fifth Street, Cincinnati, Ohio 45202.

      The Option granted to you is a right to purchase a total of 5,000 shares of the common stock of the Company ("Common Stock") in the manner and subject to the conditions provided in this Agreement. The "Grant Date" of the Option is December 15, 1994.

      The price per share of Common Stock under the Option (referred to as the "Exercise Price" or the "Option Exercise Price") as well as the Vesting Schedule of the Option is set forth below. The base option price of $12.75 represents 100% of the fair market value of a share of Common Stock on the Grant Date. The fair market value of a share of Common Stock for purposes of the preceding sentence was the last trade price of the Common Stock as reported on the Nasdaq National Market on the Grant Date.

                              NUMBER
  DATES ON                  OF OPTIONS                OPTION EXERCISE
   WHICH                   THAT VEST  ON             PRICE FOR OPTIONS
  OPTIONS                 EACH RESPECTIVE             VESTING ON EACH
   VEST                          DATE                 RESPECTIVE DATE

 12/15/94                       1,500                     $ 12.75
 12/15/95                       1,500                     $ 13.26
 12/15/96                       1,000                     $ 13.79
 12/15/97                       1,000                     $ 14.34
            TOTAL               5,000


      An Inflation Factor was added to the base option price to provide for some measure of future inflation. The Compensation Committee feels that stock price appreciation due to general inflationary effects should not totally inure to the benefit of the option holder. Rather, enjoyment of stock price appreciation should be based on real growth in the value of Jacor, which hopefully will be inherent in the future values of the Company's stock. The Inflation Factor is a 4% factor, compounded annually, and is triggered at each of the annual vesting dates. There is no further price accretion after the vesting dates.

      You are urged to review this Agreement carefully. If after reviewing this Agreement you have any questions whatsoever, you should contact Jon M. Berry, Treasurer of the Company, at (513) 621-1300.

      This Option is a nonqualified stock option and, as such, is not intended to qualify for the favorable tax treatment afforded under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). You are advised to consult with your personal tax advisor regarding the tax consequences of the exercise of this Option and the disposition of any shares received upon exercise.

      You may not sell or in any way transfer this Option. You may not exercise your Option until and unless: a) six months has elapsed since the Grant Date; b) unless an exemption is available, the Common Stock underlying the Option is first registered for sale to you with the U.S. Securities and Exchange Commission and you have been provided a copy of a current Prospectus; and c) unless an exemption is available, the Common Stock underlying this Option is first registered, qualified, or approved for sale to you under the securities laws of the State of Ohio and such other jurisdictions, securities exchanges, or other governmental authorities which the Company determines to be necessary or desirable. Until such time as such conditions are met and continue to be met, you shall have no right to exercise the Option, and until the Option is validly exercised, you shall have no property rights in the Common Stock which underlies the Option. In the event such registrations, qualifications, or approvals have not been effected at the time the Company receives written notice of your desire to exercise your Option, the Company will in due course commence the process necessary to effect, and will use its best efforts to accomplish, such registrations, qualifications, or approvals.


      Resale of shares of Common Stock acquired upon exercise of this Option is subject to certain restrictions under the Securities Act of 1933, with which you agree to comply. Furthermore, acquisition of this Option, the exercise of this Option and the disposition of the shares acquired may be subject to the reporting and profit recapture provisions of Section 16 of the Securities Exchange Act of 1934.

      Subject to the provisions of this Agreement, you may exercise this Option, in whole or in part, at any time and from time to time prior to its expiration. This option is considered outstanding until it is exercised in full or expires.

      Shares which may be delivered pursuant to the exercise of Options under this Agreement may consist, either in whole or in part, of the Company's authorized but unissued Common Stock or shares of the Company's authorized and issued Common Stock reacquired by the Company and held in its Treasury, as may from time to time be determined by the Company.

      This Option must be exercised in full by no later than 5:00 P.M., December 14, 2004. All the rights granted under the Option expire at that date. Fractional shares may not be purchased. No exercise will be made for less than 1,000 shares of Common Stock at any one time unless there is less than 1,000 shares remaining under the Option, in which event the exercise shall be for no less than the remaining shares. Subject to the provisions herein, you may exercise this Option by completing either one of or both of the attached Option Exercise Notices depending upon method of exercise. The completed Notice(s) should be submitted along with payment of the Exercise Price for such shares by
(a) cash or check payable to the Company; (b) delivery of shares of Common Stock; or (c) a combination of the preceding two methods, to Jon M. Berry, Treasurer, at the Company's offices, 1300 PNC Center, 201 East Fifth Street, Cincinnati, Ohio 45202. Payment by delivery of shares of Common Stock may include (i) the delivery of Common Stock already owned by you; or (ii) the exchange, in successive steps, or Common Stock to be received from the exercise of the Option, with the result that you will receive from the exercise a net number of shares of Common Stock represented by the difference between the total number of shares with respect to which the Option is being exercised and that number of shares, the fair market value of which is equal to the full Exercise Price for all shares of Common Stock with respect to which the Option is exercised. Shares of Common Stock delivered in payment of the Option Exercise Price will be valued at their fair market value as of the date of exercise.
The "fair market value" of a share of Common Stock for purposes of the preceding sentence shall be determined as follows:


      (i) if the Common Stock is traded on a national securities exchange or the Nasdaq Stock Market, the average of the highest and lowest selling price of a share of Common Stock on the exercise date, or if there were no sales on such date, then on the next prior business day on which there were sales;

      (ii) if the Common Stock is traded other than on a national securities exchange, the average between the closing bid and asked price on the exercise date, as reported by the National Association of Securities Dealers Automated Quotation System or such other source of quotations for, or reports of trading or, the Common Stock as the Company may reasonably select from time to time, or if there is no bid and asked price on said date, then on the next prior business day on which there was a bid and asked price; and

  (iii) if neither of the methods described in (i) and (ii) next above is available or accurately reflects fair market value, then the Company shall make a good faith determination of the fair market value using any reasonable method of valuation.


     In the event there is any change in the Common Stock of the Company through the declaration of stock dividends, or through recapitalization resulting in stock split-ups, or combinations or exchanges of shares, or otherwise, the exercise price per share and the number of shares subject to option under this Agreement shall be appropriately adjusted by the Board of Directors of the Company.

      Your Option is in all respects subject to the following conditions:

      (a) Except for paragraphs (b), (c) and (d) immediately below, your Option is personal and to you and may be exercised only by you and only while you are a member of the Board of Directors of the Company or one of its subsidiaries.


      (b) In the event of your death while you are a Director of the Company or one of its subsidiaries, to the extent that you are entitled to exercise your Option on your date of death, the Option may be exercised within six (6) months of the date of death by the person or persons to whom your rights shall pass by will duly admitted to probate or, in absence of any provision by will duly admitted to probate, by the executor or administrator of your estate duly qualified and appointed under the laws of your domicile at the time of your death.

     (c) In the event you become disabled (as defined in Section 22(e)(3) of the Code) while you are a Director of the Company or one of its subsidiaries and your service on the Board of Directors is terminated for that reason, you may within a one-year period thereafter, exercise your Option to the extent the Option was exercisable by you on the date of termination of service on the Board.

      (d) In the event you cease to be a Director of the Company or one of its subsidiaries for any reason other than your death or disability or your voluntary resignation or removal for cause, to the extent that you are entitled to exercise your Option on the date of such cessation, the Option may be exercised within three (3) months after the date you cease to be a Director of the Company or one of its subsidiaries.

      (e) Your Option may only be held by you, personally -- it is absolutely nontransferable except by will or under the laws of descent and distribution. By signing in the place provided below, you agree that you will not attempt to sell, assign, transfer, pledge, or in any other way alienate or dilute your ownership of this Option. Any attempt to do so will constitute an automatic termination of all of your rights under the Plan and this Agreement.

      By accepting the Option and by signing in the space provided below, you hereby agree, in consideration of the grant of this Option, that: (a) you will hold and exercise your Option subject to all of the terms and conditions herein;
(b) you release any and all claims against the Company, its officers, directors, employees, consultants, attorneys, and agents (i) in connection with the obtaining of the requisite approvals or clearances to permit the exercise of this Option, (ii) in the event there is no market for the Common Stock or with respect to any representations, estimates, or projections made by all or any of them, and (iii) in the event applicable laws or authorities either prevent the Option from being exercised, prevent the underlying Common Stock from being sold (or make either event less desirable); and (c) you acknowledge that you have perused this Agreement granting the Option and are familiar with and understand their provisions.

     This Agreement may not be modified or amended orally and shall be construed and interpreted according to the law of the State of Ohio, United States of America.

      If you agree to all of the terms and conditions set forth above, please sign both copies of this letter where indicated and return one copy to Jon M. Berry, keeping the other in your files.

                              JACOR COMMUNICATIONS, INC.



                              BY:
                                 Jon M. Berry, Senior Vice President
                                 and Treasurer




Understood and Accepted:




Optionee's Signature                  (Date)



      JACOR COMMUNICATIONS, INC.

      STOCK OPTION AGREEMENT
      DATED                            , 19



      OPTION EXERCISE NOTICE
      (Payment with Cash)



      The undersigned, the holder of an Option to purchase

               shares of the Company's Common Stock, hereby

elects to exercise such Option as follows:

            Number of Shares to be Purchased

            Option Exercise Price per Share     $


            Payment Enclosed                    $

            Dated this          day of                 , 19    .












                                           Option Holder


      JACOR COMMUNICATIONS, INC.
      STOCK OPTION AGREEMENT
      DATED                            , 19



      OPTION EXERCISE NOTICE
      (Payment with Stock)


      The undersigned, the holder of an Option to purchase shares of the Company's Common Stock, hereby certifies as follows:

      1.    That I hereby elect to exercise such Option to purchase
  shares of the Company's Common Stock at the Option Exercise Price of
         per share, for an aggregate Option Exercise Price of $           .

      2.    That in partial payment of the aggregate Option Exercise Price, I
hereby deliver to the Company, Stock Certificate No.                accompanied
by a stock power duly executed in blank, with any signature guaranteed,
representing                shares of the Company's Common Stock, which stock
has a fair market value of $               per share ("Fair Market Value"),
determined as provided in the Stock Option Agreement dated                 , 19
  .

      3. That I wish to surrender back to the Company in repeated exchanges, if necessary, such shares to which I am entitled from the exercise of this Option as are necessary to pay the full aggregate Option Exercise Price and to complete the exercise of the Option in full, with the end result that I
ultimately receive certificates for                shares of the Company's
Common Stock (that number of shares equal to the number of shares delivered to the Company herewith plus that whole number of shares, without rounding, that has a Fair Market Value equal to the spread between the Fair Market Value of the number of shares specified in paragraph 1 above and the aggregate Option Exercise Price thereof).


Dated:            , 19  .
                                                Option Holder


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      EXHIBIT 11
      Computation of Consolidated Income (Loss) Per Common Share for the Years ended December 31, 1994, 1993 and 1992

                                        1994           1993         1992
Income (loss) for primary
  computation:
     Income (loss)                  $  7,851,516  $  1,438,443  $(23,701,346)
     Add:
      Dividends on preferred stock                                  (526,048)

      Decrease in redemption value
       of redeemable common stock
       warrants                                                      770,084
Income (loss) applicable
       to common shares             $  7,851,516  $  1,438,443  $(23,457,310)

Primary (1):
     Weighted average common shares
       and dilutive common stock
       equivalents:
          Common stock outstanding   19,572,652     13,163,264      381,430(2)
          Stock purchase warrants       797,529        611,879         (3)
          Stock options                 738,996        729,384         (3)
          Contingently issuable
            common shares               300,000
          7% cumulative convertible
            preferred stock               -               -            (4)
                                     21,409,177     14,504,527      381,430

Net income (loss) per common share:   $ 0.37         $ 0.10        $(61.50)

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


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




      EXHIBIT 21

The following is a list of the subsidiaries of the Company as of December 31, 1994. All of these subsidiaries are included in the Consolidated Financial Statements which are a part of this report.



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

Jacor Cable, Inc.        Subsidiary      Kentucky        100%

Jacor Broadcasting
  Corporation            Subsidiary      Ohio            100%

Broadcast Finance, Inc.  Subsidiary      Ohio            100%


      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




      EXHIBIT 23.1








      CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Jacor Communications, Inc. on Forms S-8 (File No. 33-65126, File No. 33-10329, and File No. 33-56385) and on Form S-3 (File No. 33-53612) of our reports dated February 13, 1995 on our audits of the consolidated financial statements and financial statement schedule of Jacor Communications, Inc. and Subsidiaries as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992, which reports are included in this Annual Report on Form 10-K.









COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
March 27, 1995


JACOR REPORTS CONTINUED IMPROVEMENTS IN
BROADCAST CASH FLOW

CINCINNATI, FEBRUARY 14 - Jacor Communications, Inc. (NASDAQ: JCOR), owner and operator of radio stations in six U.S. markets, today reported 30-percent increases in broadcast cash flow for both the twelve months ended December 31, 1994 and the fourth quarter of 1994.

Jacor's broadcast cash flow for the 1994 twelve-month period rose 30 percent to $26.5 million from $20.4 million in the same twelve-month period of 1993. Fourth quarter broadcast cash flow rose 30 percent to $8.2 million in 1994 from $6.3 million in the same quarter of 1993. Net revenues for the twelve-month period rose 19 percent to $107.0 million from $89.9 million in the 1993 period. Fourth quarter 1994 net revenues rose 20 percent to $28.7 million from $23.8 million in the 1993 period.

On a "same station" basis - reflecting results from stations operated in the twelve months of both 1994 and 1993 - Jacor's broadcast cash flow rose 29 percent to $26.4 million for the twelve months of 1994 from $20.4 million in the same period last year. Broadcast cash flow on the "same station" basis for the fourth quarter of 1994 rose 24 percent to $8.0 million from $6.5 million for the fourth quarter of 1993.

The company reported net income of $7.9 million or 37 cents per share, during the twelve months of 1994. Results for the same period last year reflected net income of $1.4 million, or 10 cents per share. Net income for the fourth quarter of 1994 was $3.1 million or 14 cents per share, an increase of 250 percent from the net income of $0.9 million or 5 cents per share reported by the Company for the fourth quarter of 1993.

Randy Michaels, Jacor president and co-chief operating officer said, "Our managers have delivered another phenomenal year of rating and revenue performances. We witnessed explosive growth as our Denver duopolies matured and we are excited about the further potential of our Cincinnati consolidations. These successes, combined with our deep bench of talented station managers, gives us tremendous confidence as we move into the future."

Jacor Communications, Inc., headquartered in Cincinnati, is the nation's eighth largest radio group. The Company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.

CONTACT:  Chris Weber
          513/621-1300
              or
          Kirk Brewer
          312/466-4096

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months and twelve months ended December 31, 1994 and 1993
      (In thousands, except per share amounts)
      (UNAUDITED)




                                  Three Months Ended    Twelve Months Ended
                                     December 31,            December 31,

                                  1994        1993       1994         1993

Broadcast revenue             $   32,091  $   26,673  $  119,635   $  100,745

  Less agency commissions          3,372       2,827      12,625       10,813
      Net revenue                 28,719      23,846     107,010       89,932

Broadcast operating expenses      20,548      17,573      80,468       69,520

Broadcast cash flow (1)            8,171       6,273      26,542       20,412

Depreciation and amortization      2,463       2,811       9,698       10,223
Corporate general and
  administrative expenses            855       1,029       3,361        3,564


      Operating income             4,853       2,433      13,483        6,625


Interest expense                    (105)       (381)       (534)      (2,735)
Other income, net                    418         124       1,216          248

    Income before
      income taxes                 5,166       2,176      14,165        4,138

Income tax expense                (2,098)     (1,300)     (6,313)      (2,700)

   Net income                  $   3,068   $     876   $   7,852   $    1,438

Income per common share          $ 0.14     $   .05      $ 0.37       $   .10

Number of common shares used
  in per share computations       21,334      17,976      21,409        14,505


[FN]

(1) Operating income before depreciation and amortization, reduction in carrying value of assets and corporate general and administrative expenses.

      JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES for the years ended December 31, 1994, 1993 and 1992

                                                          Additions
                                   Balance at       Charged to     Operating
                                   Beginning        Costs and      Companies
    Description                    of Period         Expenses       Acquired
Year ended December 31, 1994:
  Allowance for doubtful trade
    accounts receivable           $ 1,082,302      $ 1,441,925
  Allowance for uncollectible
    notes receivable              $   700,000      $  (150,000)



Year ended December 31, 1993:
  Allowance for doubtful trade
    accounts receivable           $   959,117      $   957,749
  Allowance for uncollectible
    notes receivable                   -0-         $   700,000



Year ended December 31, 1992:
  Allowance for doubtful trade
    accounts receivable           $ 1,380,365      $   741,926
  Allowance for uncollectible
    notes receivable              $ 1,462,504




      JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Deductions
                                    Accounts        Operating       Balance
                                  Written off,      Companies       at End
    Description                       Net            Disposed      of Period
Year ended December 31, 1994:
  Allowance for doubtful trade
    accounts receivable           $(1,175,936)                   $ 1,348,291
  Allowance for uncollectible
    notes receivable                                             $   550,000



Year ended December 31, 1993:
  Allowance for doubtful trade
    accounts receivable          $   (834,564)                   $ 1,082,302
  Allowance for uncollectible
    notes receivable                   -0-                       $   700,000



Year ended December 31, 1989:
  Allowance for doubtful trade
    accounts receivable           $(1,163,174)                   $   959,117
  Allowance for uncollectible
    notes receivable              $(1,462,504)                   $     -0-


