Form 10-Q
period 1995-03-31
JACOR COMMUNICATIONS INC
filed 1995-04-27
CIK 702808

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1995

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



At April 27, 1995, 19,616,279 shares of common stock were outstanding.

                  JACOR COMMUNICATIONS, INC.

                             INDEX



Page
                                                        Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of March 31, 1995 and December 31,
            1994                                          3

          Condensed Consolidated Statements of
            Operations for the three months ended
            March 31, 1995 and 1994                       4
          Condensed Consolidated Statements of
            Cash Flows for the three months ended
            March 31, 1995 and 1994                       5

          Notes to Condensed Consolidated Financial
            Statements                                    6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 7


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K          11

     Signatures                                          12

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,     December 31,
                                                  1995           1994
                                               (UNAUDITED)     (AUDITED)
                            ASSETS
Current assets:
   Cash and cash equivalents                  $ 32,664,911  $ 26,974,838
   Accounts receivable, less allowance for
    doubtful accounts of $1,488,000 in 1995
    and $1,348,000 in 1994                      19,432,951    24,500,652
   Other current assets                          5,413,944     4,650,301
            Total current assets                57,511,806    56,125,791

 Property and equipment, net                    22,749,049    22,628,841
 Intangible assets, net                         88,114,972    89,543,301
 Other assets                                    5,385,569     5,281,422

            Total assets                      $173,761,396  $173,579,355


                          LIABILITIES
Current liabilities:
   Accounts payable                           $  2,473,872  $  2,723,717
   Accrued payroll                               1,438,909     3,274,902
   Accrued federal, state and
     local income tax                            2,634,783     2,092,616
   Other current liabilities                     4,319,393     3,397,117
           Total current liabilities            10,866,957    11,488,352

Other liabilities                                3,816,174     3,869,567
Deferred tax liability                           9,127,456     9,177,456

            Total liabilities                   23,810,587    24,535,375



                     SHAREHOLDERS' EQUITY

Common stock, no par value, $.10 per share
   stated value                                  1,961,629    1,959,038
Additional paid-in capital                     137,557,763  137,404,815
Common stock warrants                              390,144      390,167
Retained earnings                               10,041,273    9,289,960


           Total shareholders' equity          149,950,809  149,043,980
            Total liabilities and
             shareholders' equity             $173,761,396 $173,579,355



          The accompanying notes are an integral part of the condensed consolidated financial statements.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended March 31, 1995 and 1994
                          (UNAUDITED)



                                              1995                1994
Broadcast revenue                          $ 26,840,493       $22,042,717
Less agency commissions                       2,824,310         2,260,688
       Net revenue                           24,016,183        19,782,029
Broadcast operating expenses                 19,959,660        17,191,271

Depreciation and amortization                 2,111,971         2,227,982
Corporate general and
  administrative expenses                       884,026           881,939
       Operating income (loss)                1,060,526          (519,163)
Interest expense                               (104,822)         (153,546)
Other income, net                               309,610           253,266
      Income (loss) before
         income taxes                         1,265,314          (419,443)
Income tax (expense) benefit                   (514,000)          199,000

      Net income (loss)                    $    751,314        $ (220,443)


       Net income (loss) per
          common share                        $  0.04           $ (0.01)

Number of common shares used in per
  share computations                          21,347,440        19,528,320










          The accompanying notes are an integral part of the condensed consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three months ended March 31, 1995 and 1994
                               (UNAUDITED)


                                                    1995            1994
Cash flows from operating activities:
  Net income (loss)                           $    751,314     $  (220,443)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Depreciation                                  686,522         628,264
     Amortization of intangibles                 1,425,449       1,599,718
     Provision for losses on accounts
       and notes receivable                        277,892         255,869
     Deferred income tax provision (benefit)       (50,000)         18,000
     Other                                        (198,570)       (212,103)
     Change in current assets and current
       liabilities net of effects of
        acquisitions:
         Decrease in accounts receivable         4,844,835       3,415,682
         Increase in other current assets         (767,393)     (1,565,323)
         Increase (decrease) in accounts
          payable                                 (273,728)        501,592
         Decrease in accrued payroll,
            accrued interest and other
            current liabilities                   (371,551)     (2,039,399)

  Net cash provided by operating activities      6,324,770       2,381,857

Cash flows from investing activities:
  Payment received on notes receivable                             300,000
  Capital expenditures                            (707,183)       (370,119)
  Cash paid for acquisitions                                    (1,458,647)
  Loans originated and other                       (33,029)     (2,762,143)

  Net cash used by investing activities           (740,212)     (4,290,909)

Cash flows from financing activities:
  Proceeds from issuance of common stock           155,515         290,514
  Payment of restructuring expenses                (50,000)        (19,729)

  Net cash provided by financing activities        105,515         270,785

Net increase (decrease) in cash and cash
  equivalents                                    5,690,073      (1,638,267)
Cash and cash equivalents at
  beginning of period                           26,974,838      28,617,599

Cash and cash equivalents at end of period    $ 32,664,911     $26,979,332


               The accompanying notes are an integral part of the condensed consolidated financial statements.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)






1.   FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1994 and the notes thereto.


2.   PER SHARE DATA

     Income per share for the three months ended March 31, 1995 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchse warrants during the period. Fully diluted earnings per share is not presented since it approximates primarily earnings per share.

     Loss per share for the three months ended March 31, 1994 is based on the weighted average number of shares of common stock outstanding. The Company's common stock equivalents were anti-dilutive and, therefore, were not included in the computation.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS






LIQUIDITY AND CAPITAL RESOURCES

The Company began 1995 with no outstanding debt and $27.0 million in cash and cash equivalents. The $27.0 million of cash and cash equivalents together with the funds available under the Company's
Credit Agreement, as amended, are available to finance acquisitions of radio groups and/or radio stations and for general corporate purposes.

The Company's Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45 million ($42.0 million at March 31, 1995 - see following paragraph) that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Credit Agreement. Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Credit Agreement requires that the commitment under the Revolver be reduced in the quarter commencing January 1, 1994 and continuing quarterly thereafter (reduced by $3.0 million as of March 31, 1995). After the Acquisition Facility commitment terminates on September 30, 1996, the Credit Agreement requires 17 equal quarterly amortization payments. The Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

The Company entered into an interest rate protection agreement in March 1993 on a notional amount of $22.5 million for a three-year term for a cost of $0.1 million. This agreement provided protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 6.19%.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued






LIQUIDITY AND CAPITAL RESOURCES, Continued

During the quarter ended March 31, 1995, the Company, through its subsidiaries, made capital expenditures of approximately $0.7 million. The Company expects to make acquisitions, loans and capital expenditures in the range of $24 million to $27 million for the remainder of the year ended December 31, 1995.

Management believes that its existing cash balances, cash generated from operations and the availability of borrowings under the Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future, under existing market conditions.


CASH FLOW

Cash flows provided by operating activities, inclusive of working capital were $6.3 million and $2.4 million for the first three months of 1995 and 1994, respectively. The net cash provided of $6.3 million for the first quarter of 1995 results primarily from the add back of depreciation and amortization expense to net income together with the cash generated from the change in working capital for the period. The net cash provided of $2.4 million for the first quarter of 1994 results primarily from the add back of depreciation and amortization expense to the net loss of $0.2 million. Cash flows used by investing activities were ($0.7) million and ($4.3) million for the first quarter of 1995 and 1994, respectively. The net cash used of $($0.7) million by investing activities for the first quarter of 1995 results primarily from payments made for capital expenditures. The net cash used of ($4.3) million by investing activities for the first quarter of 1994 results from payments made for acquisitions, loans and capital expenditures. Cash flows provided by financing activities were $0.1 million and $0.3 million for the first three months of 1995 and 1994, respectively, principally due to the proceeds from the issuance of additional common stock.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1994

Broadcast revenue for the first quarter of 1995 was $26.8 million, an increase of $4.8 million or 21.8% from $22.0 million during the first quarter of 1994. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1995 first quarter but not during the comparable 1994 period.

Agency commissions for the first quarter of 1995 were $2.8 million, an increase of $0.5 million or 24.9% from $2.3 million during the first quarter of 1993 due to the increase in broadcast revenue.

Broadcast operating expenses for the first quarter of 1995 were $20.0 million, an increase of $2.8 million or 16.1% from $17.2 million during the first quarter of 1994. These expenses increased as a result of expenses incurred at those properties owned or operated during the 1995 first quarter but not during the comparable 1994 period and, to a lesser extent, increased selling and other payroll costs and programming costs.

Station operating income excluding depreciation and amortization for the three months ended March 31, 1995 was $4.1 million, an increase of $1.5 million or 56.6% from the $2.6 million for the three months ended March 31, 1994. The strike-shortened Major League Baseball season in 1995 and the loss of the Atlanta Braves broadcast rights after the 1994 season will impact the comparability of broadcast revenue and operating expenses for the second and third quarters. However, the Company does not anticipate a material impact on station operating income for 1995 due to the impact of baseball broadcasting.

Depreciation and amortization for the first quarter of 1995 and 1994 was $2.1 million and $2.2 million, respectively.

Operating income for the first quarter of 1995 was $1.1 million, a $1.6 million improvement from an operating loss of $0.5 million during the first quarter of 1994.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1994, Continued


Interest expense for the first quarter of 1995 and 1994 was $0.1 million and $0.2 million, respectively.

Net income for the first quarter of 1995 was $0.8 million, compared to a net loss of $0.2 million reported by the Company for the first quarter of 1994. The 1994 period includes a $0.2 million tax benefit while the 1995 period includes $0.5 million of income tax expense.



          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                  PART II - OTHER INFORMATION








     Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits.



     Number      Description                                 Page


       11        Statement re computation of consolidated
                 income (loss) per common share               13

       27        Financial Data Schedule                      14

       99        Press Release dated April 19, 1995           15


         (b)      Reports on Form 8-K

                     None








                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  April 27, 1995        BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                          EXHIBIT 11
  Computation of Consolidated Income (Loss) Per Common Share for the three months ended March 31, 1995 and 1994

                                           1995                 1994
Income (loss) for primary
diluted computation:

    Income (loss)                      $   751,314          $  (220,443)


Primary (1):

    Weighted average common
       shares and dilutive common
       stock equivalents:
          Common stock                  19,597,789           19,528,320
          Stock purchase warrants          749,223               (2)
          Stock options                    700,428               (2)
          Contingently issuable
            common shares                  300,000
                                        21,347,440           19,528,320

           Primary net income
             (loss) per common share     $  0.04               $ (0.01)


[FN]


NOTES:

1. Fully diluted loss per share is not presented since it approximates primary loss per share.

2. The effect on primary and fully diluted loss per share of outstanding common stock equivalents was antidilutive.

                                        EXHIBIT  99





      JACOR REPORTS SIGNIFICANT IMPROVEMENTS IN OPERATIONS



CINCINNATI, April 19 - Jacor Communications, Inc. (NASDAQ-JCOR), owner and operator of radio stations in six U.S. markets, today reported a 57-percent increase in broadcast cash flow during the quarter ended March 31, 1995.

Jacor's first-quarter broadcast cash flow rose to $4.1 million in 1995 from $2.6 million in the same quarter of 1994. First-quarter net revenues rose 21 percent to $24.0 million from $19.8 million in the 1994 period.

On a "same station" basis - reflecting results from stations operated in the first quarter of both 1995 and 1994 - Jacor's broadcast cash flow rose 54 percent to $4.1 million for the first quarter of 1995 from $2.7 million in the same period last year.

The company reported net income of $0.8 million, or 4 cents per share, during the first three months of 1995. Results for the same period last year reflected a net loss of ($0.2 million), or (1 cent) per share.

Jacor Communications, Inc., headquartered in Cincinnati, is the nations eighth largest radio group. The company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.


CONTACT:  Chris Weber
          513/621-1300
               OR
          Kirk Brewer
          312/466-4096

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 1995 and 1994
                           (UNAUDITED)




                                          1995            1994
Broadcast revenue                     $ 26,840,493    $ 22,042,717
     Less agency commission              2,824,310       2,260,688

       Net revenue                      24,016,183      19,782,029

Broadcast operating expenses            19,959,660      17,191,271

Broadcast cash flow (1)                  4,056,523       2,590,758

Depreciation and amortization            2,111,971       2,227,982
Corporate general and
  administrative expenses                  884,026         881,939

       Operating income (loss)           1,060,526        (519,163)

Interest expense                          (104,822)       (153,546)

Other income, net                          309,610         253,266

       Income (loss) before
         income taxes                    1,265,314        (419,443)

Income tax (expense) benefit              (514,000)        199,000

       Net income (loss)               $   751,314     $  (220,443)

       Net income (loss) per
         common share                     $ 0.04          $(0.01)

Number of common shares used
  in per share computations             21,347,440       19,528,320


[FN]


(1) Operating income before depreciation and amortization and corporate general and administrative expenses.