Form 10-Q
period 1995-06-30
JACOR COMMUNICATIONS INC
filed 1995-08-10
CIK 702808

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1995

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



At August 8, 1995, 18,786,640 shares of common stock were outstanding.



                  JACOR COMMUNICATIONS, INC.

                             INDEX



                                                          Page
                                                          Number
PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 1995 and December 31,
            1994                                            3

          Condensed Consolidated Statements of
            Operations for the three months and
            six months ended June 30, 1995
            and 1994                                        4

          Condensed Consolidated Statements of
            Cash Flows for the six months ended
            June 30, 1995 and 1994                          5

          Notes to Condensed Consolidated Financial
            Statements                                      6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   8


PART II. Other Information

     Item 4. - Submission of Matters to Vote of
               Security Holders                            13

     Item 6. - Exhibits and Reports on Form 8-K            14

     Signatures                                            15


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,      December 31,
                                                1995           1994
                                            (UNAUDITED)      (AUDITED)
                            ASSETS
Current assets:
   Cash and cash equivalents                $  5,154,496   $ 26,974,838
Accounts receivable, less allowance for
    doubtful accounts of $1,627,000 in 1995
    and $1,384,000 in 1994                    23,860,923     24,500,652
   Other current assets                        5,293,552      4,650,301
            Total current assets              34,308,971     56,125,791

 Property and equipment, net                  25,857,417     22,628,841
 Intangible assets, net                       95,998,971     89,543,301
 Other assets                                 14,354,136      5,281,422

            Total assets                    $170,519,495   $173,579,355


                          LIABILITIES
Current liabilities:
   Accounts payable                         $  2,762,804   $  2,723,717
   Accrued payroll                             2,673,515      3,274,902
   Accrued federal, state and
     local income tax                          2,494,851      2,092,616
   Other current liabilities                   3,846,092      3,397,117
           Total current liabilities          11,777,262     11,488,352

Long-term debt                                 4,000,000
Other liabilities                              3,587,781      3,869,567
Deferred tax liability                         8,884,456      9,177,456

            Total liabilities                 28,249,499     24,535,375



                     SHAREHOLDERS' EQUITY

Common stock, no par value, $.10 per share
   stated value                                1,877,655      1,959,038
Additional paid-in capital                   126,432,615    137,404,815
Common stock warrants                            389,891        390,167
Retained earnings                             13,569,835      9,289,960


           Total shareholders' equity        142,269,996    149,043,980
            Total liabilities and
             shareholders' equity           $170,519,495   $173,579,355



          The accompanying notes are an integral part of the condensed consolidated financial statements.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and six months ended June 30, 1995 and 1994
                           (UNAUDITED)




                                 Three Months Ended        SixMonths Ended
                                       June 30                 June 30

                                 1995        1994         1995          1994

Broadcast revenue             $34,692,538 $33,588,971 $61,533,031  $55,631,688
  Less agency commissions       3,826,238   3,578,752   6,650,548    5,839,440
          Net revenue          30,866,300  30,010,219  54,882,483   49,792,248

Broadcast operating expenses   22,153,655  22,231,623  42,113,315   39,422,894
Depreciation and amortization   2,228,136   2,487,786   4,340,107    4,715,768
Corporate general and
  administrative expenses         856,503     926,298   1,740,529    1,808,237

     Operating income           5,628,006   4,364,512   6,688,532    3,845,349

Interest expense                 (104,384)   (136,928)   (209,206)    (290,474)
Other income, net                 397,939     257,675     707,549      510,941
Income before
      income taxes              5,921,561   4,485,259   7,186,875    4,065,816
Income tax expense             (2,393,000) (2,111,000) (2,907,000)  (1,912,000)

   Net income                 $ 3,528,561 $ 2,374,259  $4,279,875  $ 2,153,816


Net income per common share      $  .17      $  .11       $ .20        $ .10

Number of common shares used
  in per share computations    21,161,122  21,371,111  21,254,686   21,475,091






             The accompanying notes are an integral
    part of the condensed consolidated financial statements.


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 1995 and 1994
                               (UNAUDITED)

                                                    1995            1994
Cash flows from operating activities:
  Net income                                   $  4,279,875     $  2,153,816
  Adjustments to reconcile net income
    to net cash used by operating activities:
     Depreciation                                 1,442,798        1,238,623
     Amortization of intangibles                  2,897,310        3,477,145
     Provision for losses on accounts
       receivable                                   554,562          512,388
     Decrease in deferred tax liability            (293,000)        (251,300)
     Other                                          111,097         (339,840)
     Change in current assets and current
       liabilities net of effects of
        acquisitions and disposals:
         Increase in accounts receivable            (37,596)      (4,516,464)
         Increase in other current assets        (1,050,751)        (736,559)
         Increase (decrease) in accounts
            payable                                (139,363)         995,141
Increase in accrued payroll,
            accrued interest and other
            current liabilities                     249,823          308,060
Net cash provided by operating activities         8,014,755        2,841,010

Cash flows from investing activities:
  Payments received on notes receivable             392,500          950,000
  Capital expenditures                           (2,037,563)        (866,429)
  Cash paid for acquisitions                    (17,248,732)      (7,688,038)
  Net proceeds from the sale of assets                             1,919,189
  Loans originated and other                     (3,612,443)      (3,870,005)
Net cash used by investing activities           (22,506,238)      (9,555,283)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        4,000,000
  Proceeds from issuance of common stock            172,191         518,420
  Repurchase of common stock                    (11,226,050)
  Payment of restructuring expenses                (275,000)        (19,729)
Net cash (used) provided by financing
  activities                                     (7,328,859)        498,691

Net decrease in cash and cash equivalents       (21,820,342)     (6,215,582)
Cash and cash equivalents at
  beginning of period                            26,974,838      28,617,599

Cash and cash equivalents at end of period     $  5,154,496     $22,402,017




               The accompanying notes are an integral part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)






1.   FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
     Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended
     December 31, 1994 and the notes thereto.


2.   PER SHARE DATA

     Income per share for the six months and three months ended
     June 30, 1995 and 1994 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the periods. Fully diluted earnings per share is not presented since it approximates primary earnings per share.


3.   ACQUISITIONS

     In August 1995, a subsidiary of the Company entered into an agreement to acquire the assets of radio stations WJBT(FM) and WZAZ(AM) in Jacksonville, Florida for $3,750,000. The asset purchase is subject to FCC approval and the satisfaction of certain other conditions. Pending consummation of the transaction, the Company's subsidiary has entered into a Local Marketing Agreement which began July 3, 1995, and will expire on the purchase date.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)







3.   ACQUISITIONS, Continued

     In August 1995, a subsidiary of the Company acquired the business and certain operating assets of radio station WHJX(FM) in Jacksonville, Florida for $4,500,000 in cash.

     In August 1995, a subsidiary of the Company acquired the business and certain operating assets of radio stations WDUV(FM) and WBRD(AM) in Tampa, Florida for $14,000,000 in cash.


4.   COMMON STOCK BUY BACK

     During the quarter ended June 30, 1995, the Company purchased and retired 842,000 shares of its own Common Stock at a cost of $11,226,050.

     The Company's Board of Directors has authorized the Company to purchase up to 1,519,700 shares of its own Common Stock from time to time in open-market or negotiated transactions.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS






LIQUIDITY AND CAPITAL RESOURCES

The Company began 1995 with no outstanding debt and $27.0 million in cash and cash equivalents. During the first six months of 1995 the Company used $20.8 million in cash for acquisitions of radio stations and for loans and $11.2 million in cash to purchase shares of its own Common Stock. These funds came from cash on hand together with cash provided from operating activities and a $4.0 million draw under the Company's Credit Agreement.

The Company's Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45 million ($41.2 million at June 30, 1995 - see following paragraph) that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Credit Agreement. Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Credit Agreement requires that the commitment under the Revolver be reduced in the quarter commencing January 1, 1994 and continuing quarterly thereafter (reduced by $3.8 million as of June 30, 1995). After the Acquisition Facility commitment terminates on September 30, 1996, the Credit Agreement requires 17 equal quarterly amortization payments. The Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

The Company entered into an interest rate protection agreement in March 1993 on a notional amount of $22.5 million for a three-year term for a cost of $0.1 million. This agreement provided protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 5.88%.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued






LIQUIDITY AND CAPITAL RESOURCES, Continued

During the six months ended June 30, 1995, the Company, through its subsidiaries, made capital expenditures of approximately $2.0 million. The Company expects to make acquisitions, loans and capital expenditures in the range of $30 million to $35 million for the remainder of the year ended December 31, 1995.

Management believes that its existing cash balance, cash generated from operations and the availability of borrowings under the Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future, under existing market conditions.


CASH FLOW

Cash flows provided by operating activities, inclusive of working capital were $8.0 million and $2.8 million for the first six months of 1995 and 1994, respectively. The net cash provided of $8.0 million for the first six months of 1995 results primarily from the add back of depreciation and amortization expense to net income for the period. The net cash provided of $2.8 million for the first six months of 1994 results primarily from the net income of $2.2 million generated during that period. Cash flows used by investing activities were ($22.5) million and ($9.6) million for the first six months of 1995 and 1994, respectively. The net cash used by investing activities for both six-month periods results from payments made for acquisitions, loans and capital expenditures. The 1994 amount is net of $2.8 million of payments received on notes and from the sale of assets. Cash flows used by financing activities were $7.3 million for the first half of 1995 principally due to the repurchase of the Company's common stock ($11.2 million) net of the borrowings under the Company's Credit Agreement ($4.0 million). Cash flows provided by financing activities were $0.5 million for the comparable 1994 period due primarily to the issuance of common stock.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1994

Broadcast revenue for the first six months of 1995 was $61.5 million, an increase of $5.9 million or 10.6% from $55.6 million during the first six months of 1994. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1995 first six months but not during the comparable 1994 period. On a "same station" basis - reflecting results from stations operated in the first six months of both 1995 and 1994 - broadcast revenue for the 1995 period was $58.8 million, an increase of $3.7 million or 6.8% from $55.1 million for the 1994 period.

Agency commissions for the first six months of 1995 were $6.7 million, an increase of $0.9 million or 13.9% from $5.8 million during the first six months of 1994 due to the increase in broadcast revenue.

Broadcast operating expenses for the first six months of 1995 were $42.1 million, an increase of $2.7 million or 6.8% from $39.4 million during the first six months of 1994. These expenses increased as a result of expenses incurred at those properties owned or operated during the first six months of 1995 but not during the comparable 1994 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for the 1995 period were $39.8 million, an increase of $1.5 million or 3.8% from $38.3 million for the 1994 period.

Station operating income excluding depreciation and amortization for the six months ended June 30, 1995 was $12.8 million, an increase of $2.4 million or 23.1% from the $10.4 million for the six months ended June 30, 1994. The strike-shortened Major League Baseball season in 1995 and the loss of the Atlanta Braves broadcast rights after the 1994 season impacts the comparability of broadcast revenue and operating expenses for the six-month period. However, the Company does not anticipate a material impact on station operating income for 1995 due to the impact of baseball broadcasting. On a "same station" basis, station operating income excluding depreciation and amortization for the 1995 period was $12.7 million, an increase of $1.7 million or 15.5% from $11.0 million for the 1994 period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued




RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1994, Continued


Depreciation and amortization for the first six months of 1995 and 1994 was $4.3 million and $4.7 million, respectively.

Operating income for the first six months of 1995 was $6.7 million, an increase of $2.9 million or 73.9% from an operating income of $3.8 million during the first six months of 1994.

Interest expense for the first six months of 1995 and 1994 was $0.2 million and $0.3 million, respectively.

Net income for the first six months of 1995 was $4.3 million, compared to net income of $2.2 million for the first six months of 1994. The 1995 period includes a $2.9 million of income tax while the 1994 period includes $1.9 million of income tax expense.


THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1994

Broadcast revenue for the second quarter of 1995 was $34.7 million, an increase of $1.1 million or 3.3% from $33.6 million during the second quarter of 1994. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1995 second quarter but not during the comparable 1994 period. On a "same station" basis - reflecting results from stations operated in the second quarter of both 1995 and 1994 - broadcast revenue for the 1995 and 1994 periods was $33.2 million and $33.1 million, respectively.

Agency commissions for the second quarter of 1995 were $3.8 million, an increase of $0.2 million or 6.9% from $3.6 million during the second quarter of 1994 due to the increase in broadcast revenue.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued




RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1994, Continued

Broadcast operating expenses for the second quarter of 1995 and 1994 were $22.2 million. These expenses increased as a result of expenses incurred at those properties owned or operated during the 1995 second quarter but not during the comparable 1994 period and, to a lesser extent, increased selling and other payroll costs and programming costs. However, these increases were offset by a decrease in broadcast rights' fees for professional baseball due to the loss of the Atlanta Braves broadcast rights after the 1994 season. On a "same station" basis, broadcast operating expenses for the 1995 period were 20.9 million, a decrease of $0.4 million or 1.6% from $21.3 million for the 1994 period.

Station operating income excluding depreciation and amortization for the three months ended June 30, 1995 was $8.7 million, an increase of $0.9 million or 12.0% from the $7.8 million for the three months ended June 30, 1994. The strike-shortened Major League Baseball season in 1995 and the loss of the Atlanta Braves broadcast rights after the 1994 season impacts the comparability of broadcast revenue and operating expenses for the second quarter and will also impact the third quarter. On a "same station" basis, station operating income excluding depreciation and amortization for the 1995 period was $8.6 million, an increase of $0.3 million or 3.0% from $8.3 million for the 1994 period.

Depreciation and amortization for the second quarter of 1995 and 1994 was $2.2 million and $2.5 million, respectively.

Operating income for the second quarter of 1995 was $5.6 million, an increase of $1.2 million or 29.0% from $4.4 million during the second quarter of 1994.

Interest expense for the second quarter of 1995 and 1994 was $0.1 million.

Net income for the second quarter of 1995 was $3.5 million, compared to net income of $2.4 million reported by the Company for the second quarter of 1994. The 1995 period includes $2.4 million of income tax expense while the 1994 period includes $2.1 million of income tax expense.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION





Item 4.  Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders was held on May 17, 1995. At such meeting the shareholders were asked to vote upon (1) a proposal to adopt the Jacor Communications, Inc. 1995 Employee Stock Purchase Plan; (2) a proposed amendment to the Jacor Communications, Inc. 1993 Stock Option Plan and (3) a proposed amendment to the Company's Amended and Restated Articles of Incorporation.

The specific matters voted upon and the results of the voting were as follows:

(1)  The proposal to adopt the Jacor Communications, Inc. 1995
     Employee Stock Purchase Plan providing for the sale of up to 200,000 shares of the Company's Common Stock to Company employees:

          Shares Voted "FOR"       16,051,449 (81.8%)
          Shares Voted "AGAINST"      543,474
          Shares "ABSTAINING"           3,811

(2)  The proposal to amend the Jacor Communications, Inc. 1993
     Stock Option Plan to increase the number of shares of the Company's Common Stock eligible for issuance upon the exercise of options granted under the Stock Option Plan from 1,519,218 shares to 2,769,218 shares:

          Shares Voted "FOR"       15,979,603 (81.5%)
          Shares Voted "AGAINST"      616,670
          Shares "ABSTAINING"           2,461

(3)  The proposal to amend the Company's Amended and Restated
     Articles of Incorporation to clarify the Company's ability to purchase and redeem its own shares:

          Shares Voted "FOR"       16,387,554 (83.5%)
          Shares Voted "AGAINST"      209,105
          Shares "ABSTAINING"           2,075


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

             PART II - OTHER INFORMATION, Continued





Item 4.  Submission of Matters to Vote of Security Holders,
         Continued

Each proposal received more than the required votes necessary for approval by the Company's outstanding shares of common stock and was thereby adopted.

The Company's shareholders also re-elected eight incumbent Directors of the Company to serve for an additional one year term expiring at the 1996 Annual Meeting of Shareholders.


Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits.


     Number      Description                                 Page


        3        Amended and Restated Articles of
                 Incorporation of the Company (as
                 of August 8, 1995)                           16

       11        Statement re computation of consolidated
                 income per common share                      20

       27        Financial Data Schedule                      21

       99        Press Release dated August 2, 1995           22



   (b)      Reports on Form 8-K

                     None








                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  August 10, 1995       BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                   Senior Vice President and
                                   Chief Financial Officer


                           EXHIBIT  3


                      AMENDED AND RESTATED
                   ARTICLES OF INCORPORATION
                               OF
                   JACOR COMMUNICATIONS, INC.


     First:  The name of said corporation shall be:

                   JACOR COMMUNICATIONS, INC.

     Second: The place in Ohio where its principal office is to be located is the City of Cincinnati, Hamilton County.

     Third: The purpose or purposes for which the corporation is formed are:

     Any lawful act or activity for which corporations may be formed under Sections 1701.01 through 1701.98, inclusive, of the Revised Code.

     Fourth: The maximum aggregate number of shares which the corporation is authorized to have outstanding is Forty-Four Million (44,000,000) shares, divided into four classes. The first class consists of Twenty Million (20,000,000) shares of Class A common stock, without par value. The second class consists of Twenty Million (20,000,000) shares of Class B common stock, without par value. The third class consists of Two Million (2,000,000) shares of Class A preferred stock, without par value. The fourth class consists of Two Million (2,000,000) shares of Class B preferred stock, without par value. The preferred shares are senior to the common shares, and the common shares are subject to the rights and preferences of the preferred shares as hereinafter set forth.

     (a) Dividends on Common Stock. So long as any preferred shares shall remain outstanding, no dividend shall be declared or paid or any distribution made on the common shares or on any other class of shares junior to the preferred shares, and no shares of common or of any other class junior to the preferred shares shall be purchased or retired, and no moneys shall be made available for a sinking fund for such purpose unless dividends for all past dividend periods shall have been paid or declared (and funds for the payment thereof set apart) on all outstanding preferred shares of all series. Subject to the above provisions, and not otherwise, dividends may be paid from time to time on the common shares or other junior issues out of funds legally available for the purpose as and when declared by the Board of Directors.


     (b) Liquidation Rights. In the event of any liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of the preferred shares of each series shall be entitled to be paid in full the liquidation price fixed by the Board of Directors for the respective series at or before the time of issuance thereof, plus an additional amount equal to any accrued unpaid dividends. All such payments or distributions to or among the preferred shareholders are to be made before any sum shall be paid to or distributed among the holders of the common shares. Liquidation rights of different classes or series of preferred stock shall be as determined by the Board of Directors pursuant to Article Fourth, Section (f) below.

     (c) Voting Rights. The holders of Class A common stock and Class A preferred shares shall have full voting rights (provided that, except as otherwise required by law, the Class A common shares and the Class A preferred shares shall vote together and not separately). The holders of Class B preferred shares shall not be entitled to vote at meetings of the shareholders of the corporation or to receive notice of such meetings, except as otherwise provided herein or as required by law or as lawfully fixed by the Board of Directors with respect to each series of Class B preferred shares. The holders of Class B common shares shall have no voting rights. Upon the occurrence of the later of (i) the consent (which does not need to have become final) by the Federal Communications Commission (the "FCC") to the transfer of control of the corporation to Zell/Chilmark Fund L.P. ("Z-C") (unless the FCC does not consent to the transfer of control of the corporation to Z-C, in which case this clause
(i) shall be satisfied by the FCC's consent to a transfer of control of the corporation upon the sale by Z-C of its Class B common shares) and (ii) the sale of the corporation's stock to Z-C by the corporation's creditors pursuant to the Restructuring Agreement dated as of September 20, 1992, the Class B common shares shall automatically be converted into Class A common stock on a one shares for one share basis (the "Automatic Conversion"), and the former holders of Class B common stock shall have the right to exchange their certificates representing Class B common stock for certificates representing Class A common stock. From the time of the Automatic Conversion forward, (x) the Class B common stock shall cease to exist, without reducing the maximum aggregate number of authorized shares which the corporation is authorized to have outstanding, (y) the number of authorized shares allocated to the Class B common stock shall become added to and become part of the authorized shares of Class A common stock; and (z) the Class A common stock (which shall have 40,000,000 authorized shares) shall become retitled as "Common Stock." The Board of Directors is authorized to adopt, without shareholder approval, an amendment to these amended Articles and to file a certificate thereof pursuant to the applicable law to reflect the changes described in (x), (y) and (z) above.

     (d) Preemptive Rights. No holder of shares of common or preferred stock shall be entitled as a matter of right to subscribe for or purchase any part of any new or additional issue of shares, or securities convertible into shares of any kind whatsoever, whether now or hereafter authorized, and whether issued for cash, property, services, by way of dividends, or otherwise.

     (e) Conversion. Except as provided in Section (c) of this Article Fourth, the holders of common stock shall have no right to convert their shares to shares of any other class or any other series.

     (f) Preferred Stock. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide from time to time for the issuance of the shares of the Class A preferred stock and the Class B preferred stock in series, and to adopt, without shareholder approval, an amendment to these Articles and to file a certificate thereof pursuant to the applicable law to establish the characteristics of each series including the following:

          (1) Series. The number of shares of that series, which may subsequently be increased or decreased (but not below the number of shares of that series then outstanding) by resolution of the Board of Directors, and the distinctive designation thereof;

          (2) Dividends. The rights in respect of dividends on the shares of that series, whether dividends shall be cumulative and, if so, from which date or dates and the relative rights or priority, if any, of payment of dividends on shares of that series and any limitations, restrictions or conditions on the payment of dividends;

          (3) Liquidation Rights. The relative amounts, and the relative rights or priority, if any, of payment in respect of shares of that series, which the holders of the shares of that series shall be entitled to receive upon any liquidation, dissolution or winding up of the corporation;

          (4) Redemption. The terms and conditions (including the price or prices, which may vary under different conditions and at different redemption dates), if any, upon which all or any part of the shares of that series may be redeemed, and any limitations, restrictions or conditions on such redemption;

          (5) Retirement. The terms, if any, of any purchase, retirement or sinking fund to be provided for the shares of that series;



          (6) Conversion. The terms, if any, upon which the shares of that series shall be convertible into or exchangeable for shares of any other class, classes or series, or other securities, whether or not issued by the corporation;

          (7) Restrictions on Indebtedness. The restrictions, limitations and conditions, if any, upon issuance of indebtedness of the corporation so long as any shares of that series are outstanding; and

          (8) Miscellaneous. Any other preferences and relative, participating, optional or other rights and limitations of that series not inconsistent with law, the provisions of this Section (f) or any resolution of the Board of Directors pursuant hereto (including preferences, rights and limitations of that series relative to the common stock or other preferred stock of the corporation).

     Fifth: When authorized by the affirmative vote of a majority of the Board of Directors of the Corporation, without the action or approval of the shareholders of the Corporation, the Corporation may redeem, purchase or contract to purchase, at any time and from time to time, shares of any class of stock issued by the Corporation for such prices and upon and subject to such terms and conditions as the Corporation's Board of Directors may determine.

     Sixth: These Amended and Restated Articles of Incorporation supersede and replace the existing Amended Articles of Incorporation.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 EXHIBIT 11
             Computation of Consolidated Income Per Common Share
    for the three months and six months ended June 30, 1995 and 1994

                                      Three Months Ended         Six Months Ended
                                            June 30                    June 30
                                      1995         1994          1995         1994
Income for primary and
fully diluted computation:

    Income                         $3,528,561    $2,374,259   $4,279,875  $ 2,153,816



Primary (1):

     Weighted average common shares
       and all other dilutive
       securities:
          Common stock             19,283,515    19,581,945   19,439,784   19,555,281
          Stock purchase warrants     835,403       755,470      793,682      844,297
          Stock options               742,204       733,696      721,220      775,513
          Contingently issuable
            common shares             300,000       300,000      300,000      300,000
                                   21,161,122    21,371,111   21,254,686   21,475,091
     Primary income per
       common share                  $ .17        $ .11         $ .20        $  .10




     NOTES:

     1. Fully diluted earnings per share is not presented since it approximates primary income per share.

EXHIBIT  99


                                   Contact:  Chris Weber
                                             513/621-1300
                                             or
                                             Kirk Brewer
                                             312/466-4042


                     JACOR REPORTS CONTINUING IMPROVEMENTS
                                 IN OPERATIONS



CINCINNATI, August 2, 1995 - JACOR Communications, Inc. (NASDAQ: JCOR), owner and operator of radio stations in six U.S. markets, today reported a 23-percent increase in broadcast cash flow during the six months ended June 30,1995, and a

12-percent increase in broadcast cash flow for the second quarter of 1995.

     Jacor's broadcast cash flow for the 1995 six-month period rose 23 percent to $12.8 million from $10.4 million in the same six-month period of 1994.

Second quarter broadcast cash flow rose 12 percent to $8.7 million in 1995 from

$7.8 million in the same quarter of 1994.  Net revenues for the six-month period rose 10 percent to $54.9 million from $49.8 million in the 1994 period.

Second quarter 1995 net revenues rose 3 percent to $30.9 million from $30.0 million in the 1994 period.  The strike-shortened Major League Baseball season in 1995 and the loss of the Atlanta Braves broadcast rights after the 1994 season impacted the comparability of broadcast revenue and broadcast cash flow for the six-month period and second quarter.



JACOR Communications, Inc. - Pg. 2



     On a "same station" basis -- reflecting results from stations operated in the first six months of both 1995 and 1994 -- Jacor's broadcast cash flow rose

15 percent to $12.7 million for the first six months of 1995 from $11.0 million in the same period last year.  Broadcast cash flow on a "same station" basis for the second quarter of 1995 rose 3 percent to $8.6 million from $8.3 million for the second quarter of 1994.  On a same station basis, adjusted for the 1994

Atlanta Braves broadcast rights, Jacor's 1995 year-to-date and 1995 second quarter broadcast cash flow rose 27 percent and 19 percent, respectively, over those of the comparable 1994 periods.

     The Company reported net income of $4.3 million or 20 cents per share,

during the first six months of 1995.  Results for the same period last year reflected net income of $2.2 million, or 10 cents per share.  Net income for the second quarter of 1995 was $3.5 million or 17 cents per share, an increase of 49 percent from the net income of $2.4 million or 11 cents per share reported by the Company for the second quarter of 1994.

     Jacor Communications, Inc., headquartered in Cincinnati, is the nation's eighth largest radio group.  The Company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and six months ended June 30, 1995 and 1994
                           (UNAUDITED)




                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30

                                  1995        1994         1995         1994

Broadcast revenue             $34,692,538 $33,588,971  $61,533,031  $55,631,688
  Less agency commissions       3,826,238   3,578,752    6,650,548    5,839,440
Net revenue                    30,866,300  30,010,219   54,882,483   49,792,248

Broadcast operating expenses   22,153,655  22,231,623   42,113,315   39,422,894

Broadcast cash flow (1)         8,712,645   7,778,596   12,769,168   10,369,354

Depreciation and amortization   2,228,136   2,487,786    4,340,107    4,715,768
Corporate general and
  administrative expenses         856,503     926,298    1,740,529    1,808,237

     Operating income           5,628,006   4,364,512    6,688,532    3,845,349

Interest expense                 (104,384)   (136,928)    (209,206)    (290,474)
Other income, net                 397,939     257,675      707,549      510,941

Income before income taxes      5,921,561   4,485,259    7,186,875    4,065,816
Income tax expense             (2,393,000) (2,111,000)  (2,907,000)  (1,912,000)

   Net income                 $ 3,528,561 $ 2,374,259  $ 4,279,875  $ 2,153,816


Net income per
  common share                   $  .17       $  .11       $ .20        $  .10
Number of common shares used
  in per share computations    21,161,122  21,371,111   21,254,686   21,475,091





<FNl

(1) Operating income before depreciation and amortization and corporate general and administrative expenses.
