Form 10-Q
period 1995-09-30
JACOR COMMUNICATIONS INC
filed 1995-11-14
CIK 702808

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1995

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



At November 10, 1995, 18,113,424 shares of common stock were outstanding.


                  JACOR COMMUNICATIONS, INC.

                             INDEX



                                                           Page
                                                          Number
PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1995 and December 31,
            1994                                            3

          Condensed Consolidated Statements of
            Operations for the three months and
            nine months ended September 30, 1995
            and 1994                                        4

          Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            September 30, 1995 and 1994                     5

          Notes to Condensed Consolidated Financial
            Statements                                      6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   8


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K            13

     Signatures                                            14


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,   December 31,
                                                  1995           1994
                                              (UNAUDITED)      (AUDITED)
                            ASSETS
Current assets:
   Cash and cash equivalents                 $  5,655,810    $ 26,974,838
   Accounts receivable, less allowance for
    doubtful accounts of $1,759,000 in 1995
    and $1,384,000 in 1994                     25,342,062      24,500,652
   Other current assets                         4,900,736       4,650,301
            Total current assets               35,898,608      56,125,791

 Property and equipment, net                   30,387,946      22,628,841
 Intangible assets, net                       114,738,417      89,543,301
 Other assets                                  22,330,705       5,281,422

            Total assets                     $203,355,676    $173,579,355


                          LIABILITIES
Current liabilities:
   Accounts payable                          $  6,276,924    $  2,723,717
   Accrued payroll                              2,125,292       3,274,902
   Accrued federal, state and
     local income tax                           2,928,773       2,092,616
   Other current liabilities                    4,224,235       3,397,117
           Total current liabilities           15,555,224      11,488,352

Long-term debt                                 33,500,000
Other liabilities                               3,484,388       3,869,567
Deferred tax liability                          8,825,456       9,177,456

            Total liabilities                  61,365,068      24,535,375



                     SHAREHOLDERS' EQUITY

Common stock, no par value, $.10 per share
   stated value                                 1,853,843       1,959,038
Additional paid-in capital                    122,690,571     137,404,815
Common stock warrants                             388,055         390,167
Retained earnings                              17,058,139       9,289,960


           Total shareholders' equity         141,990,608     149,043,980
            Total liabilities and
             shareholders' equity            $203,355,676    $173,579,355



          The accompanying notes are an integral part of the condensed consolidated financial statements.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 1995 and 1994
                           (UNAUDITED)


                                Three Months Ended         Nine Months Ended
                                    September 30,            September 30,

                                  1995        1994         1995         1994
Broadcast revenue             $36,115,286 $31,912,183  $97,648,317 $87,543,871
  Less agency commissions       3,821,724   3,413,707   10,472,272   9,253,147
    Net revenue                32,293,562  28,498,476   87,176,045  78,290,724

Broadcast operating expenses   23,127,964  20,496,794   65,241,279  59,919,688
Depreciation and amortization   2,442,475   2,519,255    6,782,582   7,235,023
Corporate general and
  administrative expenses         823,651     698,212    2,564,180   2,506,449
    Operating income            5,899,472   4,784,215   12,588,004   8,629,564

Interest expense                 (383,864)   (137,591)    (593,070)   (428,065)
Other income, net                 347,697     286,660    1,052,246     797,601
    Income before
      income taxes              5,863,305   4,933,284   13,047,180   8,999,100
Income tax expense             (2,375,000) (2,303,900)  (5,279,000) (4,215,900)
   Net income                 $ 3,488,305 $ 2,629,384  $ 7,768,180  $4,783,200


Income per common share         $ 0.17      $  0.12      $ 0.37       $ 0.22

Number of common shares used
  in per share computations    21,008,772  21,413,359   21,136,058  21,454,531



             The accompanying notes are an integral
    part of the condensed consolidated financial statements.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the nine months ended September 30, 1995 and 1994
                              (UNAUDITED)



                                                    1995            1994
Cash flows from operating activities:
  Net income                                    $  7,768,180    $  4,783,200
  Adjustments to reconcile net income
    to net cash used by operating activities:
     Depreciation                                  2,306,283       1,846,365
     Amortization of intangibles                   4,476,298       5,388,658
     Provision for losses on accounts
       and notes receivable                          747,852         920,192
     Decrease in deferred tax liability             (352,000)       (561,700)
     Other                                           196,581        (597,897)
     Change in current assets and current
       liabilities net of effects of
        acquisitions and disposals:
         Increase in accounts receivable          (1,894,111)     (5,552,176)
         Increase in other current assets           (265,434)     (1,998,272)
         Increase in accounts payable              3,462,283         757,575                  Increase in accrued payroll,
            accrued interest and other
          current liabilities                        513,667         582,050
Net cash provided by operating activities         16,959,599       5,567,995
Cash flows from investing activities:
  Payments received on notes receivable              392,500       1,300,000
  Capital expenditures                            (3,663,626)     (1,471,367)
  Cash paid for acquisitions                     (33,338,344)     (3,233,812)
  Purchase of intangible assets                  (15,182,893)     (6,243,109)
  Net proceeds from the sale of assets                             1,919,189
  Loans originated and other                      (4,789,713)     (3,652,440)
Net cash used by investing activities            (56,582,076)    (11,381,539)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        33,500,000
  Proceeds from issuance of common stock             254,155         524,559
  Repurchase of common stock                     (15,075,706)
  Payment of restructuring expenses                 (375,000)        (69,729)
Net cash provided by financing activities         18,303,449         454,830

Net decrease in cash and cash equivalents        (21,319,028)     (5,358,714)
Cash and cash equivalents at
  beginning of period                             26,974,838      28,617,599

Cash and cash equivalents at end of period      $  5,655,810     $23,258,885


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


2.   PER SHARE DATA

     Income per share for the nine months and three months ended September 30, 1995 and 1994 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the periods. Fully diluted earnings per share is not presented since it approximates primary earnings per share.


3.   ACQUISITION OF LICENSE

     In September, 1995, a subsidiary of the Company exercised its purchase option to acquire ownership of the license of radio station KECR(FM) in San Diego, California for approximately $13,875,000 in cash. The license transfer is subject to FCC approval. Pending approval of the license transfer, the Company's subsidiary has entered into a Local Marketing Agreement which began September 23, 1995, and will expire upon approval of the license transfer.



           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)








4.   ACQUISITION OF RADIO STATIONS

     In August 1995, a subsidiary of the Company acquired the business and certain operating assets of radio stations
     WJBT(FM) and WZAZ(AM) in Jacksonville, Florida for approximately $3,750,000 in cash.

     In August 1995, a subsidiary of the Company acquired the business and certain operating assets of radio station
     WSOL(FM) (formerly WHJX) in Jacksonville, Florida for approximately $4,500,000 in cash.

     In August 1995, a subsidiary of the Company acquired the business and certain operating assets of radio stations
     WDUV(FM) and WBRD(AM) in Tampa, Florida for approximately
     $14,000,000 in cash.


5.   COMMON STOCK BUY BACK

     During the nine months ended September 30, 1995, the Company purchased and retired 1,090,300 shares of its own Common Stock at a cost of $15,075,706. Subsequent to September 30, 1995, the Company purchased and retired an additional 425,000 shares of its own Common Stock at a cost of $6,618,125.

     The Company's Board of Directors has authorized the Company to purchase up to an additional 1,000,000 shares of its own Common Stock from time to time in open-market or negotiated transactions.



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS





LIQUIDITY AND CAPITAL RESOURCES

The Company began 1995 with no outstanding debt and $27.0 million in cash and cash equivalents. During the first nine months of 1995 the Company used $53.3 million in cash for acquisitions of radio stations and licenses and for loans and $15.1 million in cash to purchase shares of its own Common Stock. These funds came from cash on hand together with cash provided from operating activities and draws under the Company's Credit Agreement aggregating $33.5 million.

The Company's Credit Agreement provides for a senior secured reducing revolving credit facility with a commitment of $45 million ($40.4 million at September 30, 1995 - see following paragraph) that expires on December 31, 2000 (the "Revolver") and a senior secured acquisition facility with a commitment of $55 million (the "Acquisition Facility") that expires on September 30, 1996. The Credit Agreement contains restrictive covenants, and the indebtedness thereunder is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock. The indebtedness under the Credit Agreement is guaranteed by those subsidiaries. Both facilities may be used for acquisitions permitted under conditions set forth in the Credit Agreement. Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%.

The Credit Agreement requires that the commitment under the Revolver be reduced in the quarter commencing January 1, 1994 and continuing quarterly thereafter (reduced by $4.6 million as of September 30, 1995). After the Acquisition Facility commitment terminates on September 30, 1996, the Credit Agreement requires 17 equal quarterly amortization payments. The Credit Agreement further requires that, with certain exceptions, the Company prepay the loans and reduce the commitments under the Credit Agreement with excess cash flow and the net proceeds from certain sales of assets and capital stock.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued






LIQUIDITY AND CAPITAL RESOURCES, Continued

During the nine months ended September 30, 1995, the Company, through its subsidiaries, made capital expenditures of approximately $3.7 million. The Company expects to make acquisitions, loans and capital expenditures in the range of $10 million to $12 million for the remainder of the year ended
December 31, 1995.

Management believes that its existing cash balance, cash generated from operations and the availability of borrowings under the Credit Agreement will be sufficient to meet its liquidity and capital needs for the foreseeable future, under existing market conditions.


CASH FLOW

Cash flows provided by operating activities, inclusive of working capital were $17.0 million and $5.6 million for the first nine months of 1995 and 1994, respectively. The net cash provided of $17.0 million for the first nine months of 1995 results primarily from the add back of depreciation and amortization expense to net income for the period. The net cash provided of $5.6 million for the first nine months of 1994 results primarily from the net income of $4.8 million generated during that period. Cash flows used by investing activities were ($56.6) million and ($11.4) million for the first nine months of 1995 and 1994, respectively. The net cash used by investing activities for both nine-month periods results from payments made for acquisitions (including purchase of intangible assets), loans and capital expenditures. The 1994 amount is net of $3.2 million of payments received on notes and from the sale of assets. Cash flows provided by financing activities were $18.3 million for the first nine months of 1995 principally due to $33.5 million in borrowings under the Company's Credit Agreement net of the $15.1 million repurchase of the Company's common stock. Cash flows provided by financing activities were $0.5 million for the comparable 1994 period due primarily to the issuance of common stock.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued





RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1994

Broadcast revenue for the first nine months of 1995 was $97.6 million, an increase of $10.1 million or 11.5% from $87.5 million during the first six months of 1994. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1995 first nine months but not during the comparable 1994 period. On a "same station" basis - reflecting results from stations operated in the first nine months of both 1995 and 1994 - broadcast revenue for the 1995 period was $92.6 million, an increase of $6.5 million or 7.5% from $86.1 million for the 1994 period.

Agency commissions for the first nine months of 1995 were $10.5 million, an increase of $1.2 million or 13.2% from $9.3 million during the first nine months of 1994 due to the increase in broadcast revenue.

Broadcast operating expenses for the first nine months of 1995 were $65.2 million, an increase of $5.3 million or 8.9% from $59.9 million during the first nine months of 1994. These expenses increased as a result of expenses incurred at those properties owned or operated during the first nine months of 1995 but not during the comparable 1994 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for the 1995 period were $61.2 million, an increase of $3.3 million or 5.7% from $57.9 million for the 1994 period.

Station operating income excluding depreciation and amortization for the nine months ended September 30, 1995 was $21.9 million, an increase of $3.5 million or 19.4% from the $18.4 million for the nine months ended September 30, 1994. The strike-shortened Major League Baseball seasons in 1995 and 1994 and the loss of the Atlanta Braves broadcast rights after the 1994 season impacts the comparability of broadcast revenue and operating expenses for the nine-month period. However, this did not have a material impact on station operating income. On a "same station" basis, station operating income excluding depreciation and amortization for the 1995 period was $21.5 million, an increase of $2.4 million or 12.4% from $19.1 million for the 1994 period.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued




RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1994, Continued


Depreciation and amortization for the first nine months of 1995 and 1994 was $6.8 million and $7.2 million, respectively.

Operating income for the first nine months of 1995 was $12.6 million, an increase of $4.0 million or 45.9% from an operating income of $8.6 million during the first nine months of 1994.

Interest expense for the first nine months of 1995 and 1994 was $0.6 million and $0.4 million, respectively.

Net income for the first nine months of 1995 was $7.8 million, compared to net income of $4.8 million for the first nine months of 1994. The 1995 period includes $5.3 million of income tax expense while the 1994 period includes $4.2 million of income tax expense.


THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1994

Broadcast revenue for the third quarter of 1995 was $36.1 million, an increase of $4.2 million or 13.2% from $31.9 million during the third quarter of 1994. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1995 third quarter but not during the comparable 1994 period. On a "same station" basis - reflecting results from stations operated in the third quarter of both 1995 and 1994 - broadcast revenue for the 1995 and 1994 periods was $33.8 million and $31.0 million, respectively.

Agency commissions for the third quarter of 1995 were $3.8 million, an increase of $0.4 million or 12.0% from $3.4 million during the third quarter of 1994 due to the increase in broadcast revenue.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued




RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1994, Continued

Broadcast operating expenses for the third quarter of 1995 were $23.1 million, an increase of $2.6 million, or 12.8% from $20.5 million during the third quarter of 1994. These expenses increased as a result of expenses incurred at those properties owned or operated during the 1995 third quarter but not during the comparable 1994 period and, to a lesser extent, increased selling and other payroll costs and programming costs. However, this increase was reduced by a decrease in broadcast rights' fees for professional baseball due to the loss of the Atlanta Braves broadcast rights after the 1994 season. On a "same station" basis, broadcast operating expenses for the 1995 period were $21.4 million, an increase of $1.8 million or 9.5% from $19.6 million for the 1994 period.

Station operating income excluding depreciation and amortization for the three months ended September 30, 1995 was $9.2 million, an increase of $1.2 million or 14.6% from the $8.0 million for the three months ended September 30, 1994. The strike-shortened Major League Baseball season in 1994 and the loss of the Atlanta Braves broadcast rights after the 1994 season impacts the comparability of broadcast revenue and operating expenses for the third quarter. On a "same station" basis, station operating income excluding depreciation and amortization for the 1995 period was $8.8 million, an increase of $0.7 million or 8.2% from $8.1 million for the 1994 period.

Depreciation and amortization for the third quarter of 1995 and 1994 was $2.4 million and $2.5 million, respectively.

Operating income for the third quarter of 1995 was $5.9 million, an increase of $1.1 million or 23.3% from $4.8 million during the third quarter of 1994.

Interest expense for the second quarter of 1995 and 1994 was $0.4 million and $0.1 million, respectively.

Net income for the third quarter of 1995 was $3.5 million, compared to net income of $2.6 million reported by the Company for the third quarter of 1994. The 1995 period includes $2.4 million of income tax expense while the 1994 period includes $2.3 million of income tax expense.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION







     Item 6.  Exhibits and Reports on Form 8-K

            (a)     Exhibits.



     Number      Description                                 Page


       11        Statement re computation of consolidated
                 income per common share                      15

       27        Financial Data Schedule                      16

       99        Press Release dated October 31, 1995         17


           (b)      Reports on Form 8-K

                         None








                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  November 13, 1995     BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 EXHIBIT 11
             Computation of Consolidated Income Per Common Share
   for the three months and nine months ended September 30, 1995 and 1994



                                      Three Months Ended         Nine Months Ended
                                         September 30              September 30
                                       1995         1994         1995          1994
Income for primary and
fully diluted computation:

    Income                         $3,488,305    $2,629,384    $7,768,180    $4,783,200



Primary (1):

     Weighted average common shares
       and all other dilutive
       securities:
          Common stock             18,774,420    19,589,120    19,167,343    19,566,685
          Stock purchase warrants   1,045,958       779,639       889,537       822,893
          Stock options               888,394       744,600       779,178       764,953
          Contingently issuable
            common shares             300,000       300,000       300,000       300,000
                                   21,008,772    21,413,359    21,136,058    21,454,531
     Primary income per
       common share                  $ .17        $ .12          $ .37         $  .22




     NOTES:
     1. Fully diluted earnings per share is not presented since it approximates primary income per share.


                                  EXHIBIT  99




         JACOR REPORTS CONTINUED IMPROVEMENTS IN BROADCAST CASH FLOW;

                 BOARD AUTHORIZES ADDITIONAL SHARE REPURCHASE


CINCINNATI, OCTOBER 31 - Jacor Communications, Inc. (NASDAQ: JCOR), owner and operator of radio stations in seven U.S. markets, today reported a 19-percent increase in broadcast cash flow during the nine months ended September 30, 1995, and a 15-percent increase in broadcast cash flow for the third quarter of 1995.

Jacor's broadcast cash flow for the 1995-nine month period rose 19 percent to $21.9 million from $18.4 million in the same nine-month period of 1994. Third quarter broadcast cash flow rose 15 percent to $9.2 million in 1995 from $8.0 million in the same quarter of 1994. Net revenues for the nine-month period rose 11 percent to $87.2 million from $78.3 million in the 1994 period. Third quarter 1995 net revenues rose 13 percent to $32.3 million from $28.5 million in the 1994 period. The strike-shortened Major League Baseball seasons in 1994 and 1995 and the loss of the Atlanta Braves broadcast rights after the 1994 season impacted the comparability of broadcast revenue and broadcast cash flow for the nine-month period and third quarter.

On a "same station" basis - reflecting results from stations operated in the first nine months of both 1995 and 1994 - Jacor's broadcast cash flow rose 12 percent to $21.5 million for the first nine months of 1995 from $19.1 million in the same period last year. Broadcast cash flow on the "same station" basis for the third quarter of 1995 rose 8 percent to $8.8 million from $8.1 million for the third quarter of 1994. On a "same station" basis, adjusted for the 1994 Atlanta Braves broadcast rights, Jacor's 1995 year-to-date and third quarter broadcast cash flow rose 19 percent and 12 percent, respectively, over those of the comparable 1994 periods.

The Company reported net income of $7.8 million or 37 cents per share, during the first nine months of 1995. Results for the same period last year reflected net income of $4.8 million, or 22 cents per share. Net income for the third quarter of 1995 was $3.5 million or 17 cents per share, an increase of 33 percent from the net income of $2.6 million or 12 cents per share reported by the Company for the third quarter of 1994.

The Company also announced that it has completed its previously authorized share repurchase program. The Company purchased and retired 1,515,300 shares of its common stock at a cost of $21,693,832 or an average price of $14.32 per share. Further, its Board of Directors has authorized the Company to purchase up to 1,000,000 additional shares of its own common stock from time to time in open-market or negotiated transactions.

Jacor Communications, Inc., headquartered in Cincinnati, is the nation's eighth largest radio group. The Company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in attractive markets.

CONTACT:  Chris Weber
               513/621-1300
               or
               Kirk Brewer
               312/466-4096

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 1995 and 1994
                           (UNAUDITED)


                                  Three Months Ended          Nine Months Ended
                                      September 30,              September 30,

                                   1995          1994           1995        1994
Broadcast revenue             $ 36,115,286   $31,912,183   $97,648,317   $87,543,871
  Less agency commissions        3,821,724     3,413,707    10,472,272     9,253,147
    Net revenue                 32,293,562    28,498,476    87,176,045    78,290,724

Broadcast operating expenses    23,127,964    20,496,794    65,241,279    59,919,688

Broadcast cash flow (1)          9,165,598     8,001,682    21,934,766    18,371,036

Depreciation and amortization    2,442,475     2,519,255     6,782,582     7,235,023
Corporate general and
  administrative expenses          823,651       698,212     2,564,180     2,506,449

    Operating income             5,899,472     4,784,215    12,588,004     8,629,564

Interest expense                  (383,864)     (137,591)     (593,070)     (428,065)
Other income, net                  347,697       286,660     1,052,246       797,601

    Income before
      income taxes               5,863,305     4,933,284    13,047,180     8,999,100
Income tax expense              (2,375,000)   (2,303,900)   (5,279,000)   (4,215,900)

   Net income                 $  3,488,305   $ 2,629,384   $ 7,768,180   $ 4,783,200


Income per common share          $ 0.17         $ 0.12       $ 0.37         $ 0.22

Number of common shares used
  in per share computations     21,008,772    21,413,359    21,136,058    21,454,531


(1) Operating income before depreciation and amortization and corporate general and administrative expenses.
