Form 10-K
period 1995-12-31
JACOR COMMUNICATIONS INC
filed 1996-04-01
CIK 702808

FORM 10-K
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1995
                               OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 15, 1996 was $109,945,000.

The number of common shares outstanding as of March 15, 1996 was 18,237,163.
              Documents Incorporated By Reference

Portions of Registrant's definitive Proxy Statement to be filed during April 1996 in connection with the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1996 are incorporated by reference into Part III of this Form 10-K.

There are 96 pages in this document.
The index of exhibits appears on page 79.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                             PART I



Item  1. Business

(a)  General Development of Business

Jacor Communications, Inc. ("Jacor" or the "Company"), headquartered in Cincinnati, Ohio, was incorporated under Ohio law in December 1979 and began operations in January 1981. The Company is a holding company engaged primarily in the radio broadcasting business. During 1995, Jacor entities owned and operated twenty-two radio stations located across the United States in seven markets: Atlanta, Cincinnati, Denver, Tampa, Jacksonville, Knoxville and San Diego. The Company has a local marketing agreement ("LMA") to operate a radio station in Atlanta. In addition, the Company sells the advertising time for four radio stations, three in Cincinnati and one in Denver through joint sales agreements ("JSAs"). In addition, Jacor also owns and operates the Georgia Radio News Service, a radio news service which provides news, sports, and public affairs programming to more than 140 stations.

In August 1995, a subsidiary of the Company acquired the business and certain operating assets of radio stations WDUV(FM) and WBRD(AM) in Tampa, Florida for approximately $14.0 million in cash.

In September 1995, a subsidiary of the Company exercised its purchase option to acquire ownership of the license of radio station KHTS(FM) (formerly KECR) in San Diego, California for approximately $13.9 million in cash.

In 1995, the Company acquired the call letters, programming and certain contracts of radio station WOFX(FM) in Cincinnati, Ohio and then changed the call letters of its FM broadcast station WPPT to WOFX. The Company also acquired radio stations WSOL(FM) (formerly WHJX), WJBT(FM) and WZAZ(AM) in Jacksonville, Florida. The aggregate cash purchase price for these acquisitions was approximately $9.8 million.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


Item  1. Business, Continued

In February 1996, the Company entered into an agreement to acquire Noble Broadcast Group, Inc. ("Noble"), which owns 10 radio stations serving Denver, St. Louis and Toledo. Pending the closing of this transaction, the Company and Noble have entered into time brokerage agreements with respect to Noble's radio stations in St. Louis and Toledo. The Company also acquired from Noble the right to provide programming to and sell air time for one AM and one FM station serving the San Diego market. The aggregate value of the Noble acquisition, when fully consummated, is estimated to be approximately $152.0 million, of which approximately $139.5 million has already been paid.

In February 1996, the Company signed an agreement and plan of merger to acquire Citicasters Inc. ("Citicasters") owner of 19 radio stations in eight U.S. markets as well as two network affiliated television stations. Citicasters' radio stations serve Atlanta, Georgia; Cincinnati and Columbus, Ohio; Kansas City, Kansas and Missouri; Phoenix, Arizona; Portland, Oregon; Sacramento, California; and Tampa, Florida. The television stations serve Cincinnati, Ohio and Tampa, Florida. The Company will pay $29.50 in cash, plus, in the event that the closing does not occur prior to October 1, 1996, for each full calendar month ending prior to the merger commencing with October 1996, an additional amount of $.22125 in cash. In addition, for each share of Citicasters common stock held, Citicasters shareholders will receive one Company warrant to purchase a fractional share of the Company's common stock (which fraction is anticipated to be .2035247) at a price of $28.00 per full share of the Company's common stock. If the merger is not consummated by October 1, 1996, the exercise price for the warrants to purchase 4,400,000 shares of the Company's stock will be reduced to $26.00 per share. The cash purchase price, which is approximately $630.0 million will increase by approximately $5.0 million for each full month subsequent to October, 1996 but prior to the merger. In conjunction with this agreement, the Company has delivered to the seller a $75.0 million non-refundable deposit in the form of a letter of credit. The letter of credit requires annual fees of 1.25% and can be drawn upon by Citicasters if the merger agreement is terminated.

In February 1996, the Company entered into a credit agreement (the "Existing Credit Facility") which provides up to $300.0 million of loans to the Company in two components: (i) a $190.0 million revolving portion with mandatory quarterly commitment reductions beginning on March 31, 1997 and a final maturity date of December 31, 2003; and (ii) a $110.0 million revolving portion with scheduled quarterly reductions beginning on March 31, 1998 and ending on December 31, 2003. At closing, $190.0 million was borrowed to fund the Noble transaction and to repay the December 31, 1995 outstanding debt of $45.5 million under the 1993 Credit Agreement.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item  1. Business, Continued

In February 1996, the Company sold the business and certain operating assets of radio stations WMYU(FM) and WWST(FM) in Knoxville, Tennessee. The Company received approximately $6.5 million in cash for this sale.

In March 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the registration for public sale of 17,500,000 shares of the Company's common stock. The Company intends to use the net proceeds from the 1996 stock offering, together with anticipated borrowings under a new credit facility (the "New Credit Facility") and excess cash on hand to finance the Citicasters acquisition and the remaining purchase price of the Noble acquisition; to repay all outstanding indebtedness under the Existing Credit Facility including certain borrowings in connection with the Noble acquisition; and for general corporate purposes, including working capital.

(b) Financial Information About Industry Segments

The Company considers its operations to be comprised entirely of one business segment.


(c) Narrative Description of Business

The following sets forth certain information regarding the radio stations that will be owned and/or operated by the Company upon completion of the purchases of Noble and Citicasters Inc., and the two San Diego stations for which Jacor provides programming and for which it sells air time.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Item  1. Business, Continued


                                                                     Target
                     Jacor(J)                                     Demographic
   Market/        Citicasters(C)                        Target       Share
   Station           Noble(N)          Format         Demographic    %/Rank

Atlanta
  WPCH-FM           J         Adult Contemporary    Women 25-54       9.8/2
  WGST-AM/FM(1)     J         News Talk             Men 25-54         5.5/17
  WKLS-FM           C         Album Oriented Rock   Men 18-34         11.3/3
San Diego
  KHTS-FM           J         TBD
  XTRA-FM(2)        N         Rock Alternative      Men 18-34         10.5/1
  XTRA-AM(2)        N         Sports                Men 25-54         4.5/6
Denver(3)
  KOA-AM            J         News Talk             Men 25-54         10.4/1
  KRFX-FM           J         Classic Rock          Men 25-54         9.6/2
  KBPI-FM           J         Album Oriented Rock   Men 18-34         10.0/2
  KTLK-AM           J         Talk                  Adults 35-64      3.2/10
  KHIH-FM           N         Jazz                  Adults 25-54      4.9/10
  KHOW-AM           N         Talk                  Adults 25-54      1.8/18
  KBCO-AM           N         Talk                  Adults 25-54        -
  KBCO-FM           N         Album Oriented Rock   Men 18-34         6.8/3
Phoenix
  KSLX-AM/FM        C         Classic Rock          Men 25-54         6.9/3
St. Louis
  KMJM-FM           N         Urban Adult
                              Contemporary          Adults 25-54      6.3/6
  KATZ-FM           N         Urban Talk            Adults 25-54      1.2/18
  KATZ-AM           N         Black Oldies          Adults 35-64      1.6/15
Tampa
  WFLA-AM           J         News Talk             Adults 25-54      3.7/13
  WFLZ-FM           J         Contemporary Hit
                              Radio                 Adults 18-34      16.1/1
  WDUV-FM           J         Beautiful/EZ          Adults 35-64      4.5/10
  WBRD-AM           J         Talk                  Adults 35-64        -
  WXTB-FM           C         Album Oriented Rock   Men 18-34         21.8/1
  WTBT-FM           C         Classic Rock          Men 25-54         6.0/5
Cincinnati(3)
  WLW-AM            J         News Talk             Men 25-54         16.8/1
  WEBN-FM           J         Album Oriented Rock   Men 18-34         21.0/1
  WOFX-FM           J         Classic Rock          Men 25-54         5.9/6
  WCKY-AM           J         Talk                  Adults 35-64      5.9/6
  WWNK-FM           C         Adult Contemporary    Women 25-54       7.8/4
  WKRQ-FM           C         Contemporary Hit
                              Radio                 Women 18-34       13.5/2
Columbus
  WTVN-AM           C         Adult Contemporary
                              /Talk                 Adults 25-54      4.9/7
  WLVQ-FM           C         Album Oriented Rock   Men 18-34         11.3/2
  WHOK-FM           C         Country               Adults 25-54      4.0/8
  WLLD-FM           C         Country               Adults 25-54      3.3/11
  WLOH-AM           C         News                  Adults 35-64        -
Kansas City
  WDAF-AM           C         Country               Adults 35-64      8.3/2
  KYYS-FM           C         Album Oriented Rock   Men 18-34         11.7/4
Sacramento
  KRXQ-FM           C         Album Oriented Rock   Men 18-34         6.2/5
  KSEG-FM           C         Classic Rock          Men 25-54         6.2/4


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item  1. Business, Continued



                                                                   Target
                     Jacor(J)                                    Demographic
   Market/       Citicasters(C)                     Target         Share
   Station           Noble(N)          Format     Demographic      %/Rank

Portland
  KEX-AM            C         News Talk             Adults 35-64   7.0/3
  KKCW-FM           C         Adult Contemporary    Women 25-54    10.4/1
  KKRZ-FM           C         Contemporary Hit
                              Radio                 Women 18-34    12.8/1
Toledo
  WSPD-AM           N         News Talk             Adults 35-64   4.7/7
  WVKS-FM           N         Contemporary Hit
                              Radio                 Adults 18-34   11.9/2
  WRVF-FM           N         Adult Contemporary    Women 25-54    14.8/2
Jacksonville
  WJBT-FM           J         Urban                 Adults 18-34   6.7/6
  WQIK-FM           J         Country               Adults 25-54   9.8/2
  WSOL-FM           J         Adult Urban           Adults 25-54   7.3/5
  WZAZ-AM           J         Urban Talk            Adults 35-64   0.9/17
  WJGR-AM           J         Talk                  Adults 25-54   0.8/17



(1) Jacor provides programming and sells air time for the FM station pursuant to a LMA.
(2) Jacor provides programming and sells air time for these stations under an exclusive sales agency agreement.
(3) Excludes stations WAQZ-FM, WAOZ-AM and WSAI-AM in Cincinnati and KTCL-FM in Denver which Jacor sells advertising time for pursuant to JSAs.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item  1. Business, Continued



Television

    Upon the acquisition of Citicasters Inc., the Company will own a television station in each of the Cincinnati and Tampa markets where it currently owns and operates multiple radio stations.

    The following table sets forth certain information regarding these stations and the markets in which they operate:

                       TELEVISION STATIONS

                                        TV        Station Rank(1)
                        National    Households     TV       Adults
                         Market      in DMA(1)    House-     Aged
 Market/Station          Rank(1)      (000s)      holds     25-54

Tampa, FL                  15          1,395        2         4
  WTSP
Cincinnati, OH             29            793        3         1T
  WKRC


               Commercial
              Stations In
                 Market            Cable           Network
               VHF    UHF       Subscriber %     Affiliation

Tampa, FL       2      8            70               CBS
  WTSP
Cincinnati, OH  3      2            61               ABC(2)
  WKRC




(1) Rankings for Designated Market Area ("DMA"), 6:00 a.m. to 2:00 a.m., Sunday-Saturday for "TV Households" and "Adults aged 25-54." "T" designates tied. This market information is from Nielsen.

(2)  This station is scheduled to switch its network affiliation to CBS in
     June      1996.




          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued


(c)  Narrative Description of Business, Continued

     Company Strategy

     The Company's strategic objective is to be the leading radio broadcaster in each of its markets. The Company intends to acquire individual radio stations or radio groups that strengthen its market position and that maximize the operating performance of its broadcast properties. Specifically, the Company's business strategy centers upon:

     Individual Market Leadership. The Company strives to maximize the audience ratings in each of its markets in order to capture the largest share of the radio advertising revenue in the market. The Company focuses on those markets where it believes it has the potential to be the leading radio group in the market. By operating multiple radio stations in its markets, the Company is able to operate its stations at lower costs, reduce the risk of direct format competition and provide advertisers with the greatest access to targeted demographic groups.

     Acquisition and Market Development. The Company's acquisition strategy focuses on acquiring both developed, cash flow producing stations and underdeveloped "stick" properties that complement its existing portfolio and strengthen its overall market position. The Company has been able to improve the ratings of "stick" properties with increased marketing and focused programming that complements its existing radio station formats. Additionally, the Company utilizes its strong market presence to boost the revenues and cash flow of "stick" properties by encouraging advertisers to buy advertising in a package with its more established stations. The Company may enter new markets through acquisitions of radio groups that have multiple station ownership in such groups' markets. Additionally, the Company will seek to acquire individual stations in new markets that it believes are fragmented and where a market-leading position can be created through additional in-market acquisitions. The Company may exit markets it views as having limited strategic appeal by selling or swapping existing stations for stations in other markets where the Company operates, or for stations in new markets.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued


(c)  Narrative Description of Business, Continued

     Diverse Format Expertise. The Company's management has developed programming expertise over a broad range of radio formats. This management expertise enables the Company to specifically tailor the programming of each station in a market in order to maximize the Company's overall market position. The Company utilizes sophisticated research techniques to identify opportunities within each market and programs its stations to provide complete coverage of a demographic or format type. This strategy allows the Company to deliver highly effective access to a target demographic and capture a higher percentage of the radio advertising market.

     Distinct Station Personalities. The Company engages in a number of creative programming and promotional efforts designed to create listener loyalty and station brand awareness. Through these efforts, management seeks to cultivate a distinct personality for each station based upon the unique characteristics of each market. The Company hires dynamic on-air personalities for key morning and afternoon "drive times" and provides comprehensive news, traffic and weather reports to create active listening by the audience. This commitment to "foreground" or "high impact" programming has successfully generated significant audience share.

     One of the methods the Company utilizes to develop the personality of its AM radio stations is by broadcasting professional sporting events and related programming. Currently, the Company has the broadcast rights for the Cincinnati Reds, Cincinnati Bengals, Colorado Rockies, Denver Broncos, Los Angeles Kings and San Diego Chargers.
     In addition, WGST-AM in Atlanta has the broadcast rights to serve as the official information station for the 1996 Olympic Games. Sports broadcasting serves as a key "magnet" for attracting audiences to a station and then introducing them to other programming features, such as local and national news, entertaining talk, and weather and traffic reports.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     Strong AM Stations. The Company is an industry leader in successfully operating AM stations. While many radio groups primarily utilize network or simulcast programming on their AM stations, the Company also develops unique programminig for its AM stations to build strong listener loyalty and awareness. Utilizing this operating focus and expertise, the Company has developed its AM stations in Denver and Cincinnati into the revenue and ratings leaders among both AM and FM stations in their respective markets. The Company's targeted AM programmiing adds to the Company's ability to lead its markets and results in more complete coverage of the listener base.

     Although the cost structure of a large scale AM station generally results in lower operating margins than typical music-based FM stations, the majority of the Company's AM stations generate substantial levels of broadcast cash flow.

     Powerful Broadcast Signals. A station's ability to maintain market leadership depends in part upon the strength of its broadcasting delivery system. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. Many of the Company's stations' broadcasting signals are among the strongest in their respective markets reinforcing its market leadership. The Company opportunistically upgrades the power and quality of the signals at stations it acquires.

     Advertising

     The primary source of the Company's revenues is the sale of broadcasting time for local and national advertising.
     During the year ended December 31, 1995, approximately 82% of the Company's broadcast revenue was generated from the sale of local advertising and approximately 18% from the sale of national advertising. The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by the Company's radio stations are based primarily on (i) the station's ability to attract an audience in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron ratings surveys that quantify the number of listeners tuned to the station at various times), (ii) the number of stations in the market that compete for the same demographic group, (iii) the supply of and demand for radio advertising time and (iv) the supply and pricing of alternative advertising media.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued


(c)  Narrative Description of Business, Continued

     The Company emphasizes an aggressive local sales effort because local advertising represents a large majority of the Company's revenues. The Company's local advertisers include automotive, retail, financial institutions and services and healthcare. Each station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. The Company pays a higher commission rate to the sales staff for generating direct sales because the Company believes that through a strong relationship directly with the advertiser, it can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product. The Company employs personnel in each market to produce commercials for the advertisers. National advertising sales for most of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

     The Company believes that sports broadcasting, absent unusual circumstances, is a stable source of advertising revenues. There is less competition for the sports listener, since only one radio station can offer a particular game. In addition, due to the higher degree of audience predictability, sports advertisers tend to sign contracts which are generally longer term and more stable than the Company's other advertisers. The Company's sales staffs are particularly skilled in sales of sports advertising.

     The Company believes operating multiple stations in a market gives it significant opportunities in competing for advertising dollars. Each multiple station platform better positions the Company to access a significant share of a given demographic segment making Company stations more attractive to advertisers seeking to reach that segment of the population.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued


(c)  Narrative Description of Business, Continued

     Competition; Changes in the Broadcasting Industry

     The radio broadcasting industry is a highly competitive business. The success of each of the Company's stations will depend significantly upon its audience ratings and its share of the overall advertising revenue within its market. The Company's stations will compete for listeners and advertising revenue directly with other radio stations as well as many other advertising media within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent that appeals to a particular demographic group. By building in each of its markets a strong listener base comprised of a specific demographic group, the Company will be able to attract advertisers seeking to reach those listeners.

     In addition to management experience, factors which are material to competitive position include the station's rank among radio stations in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area, and other advertising media in that market. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the FCC's policies and rules permit increased joint ownership and joint operation of local radio stations.
     Those stations taking advantage of these joint arrangements may in certain circumstances have lower operational costs and may be able to offer advertisers more attractive rates and services.

     The Company's audience ratings and market share will be subject to change, and any adverse change in a particular market could have a material adverse effect on the revenue of the Company's stations in that market. Although the Company believes that each of its stations will be able to compete effectively in the market, there can be no assurance that any one of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued


(c)  Narrative Description of Business, Continued

     Although the radio broadcasting industry is highly competitive, some legal restrictions on entry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that can operate in a given market is limited by the availability of the FM and AM radio frequencies that the FCC will license in that market.

     The Company's stations also compete directly for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. Greater population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. The Company also competes with other radio station groups to purchase additional stations.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     The FCC has allocated spectrum for a new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. The FCC has proposed, but not yet adopted licensing and operating rules for DARS, so that the allocated spectrum is not yet available for service. The Company cannot predict when and in what form such rules will be adopted. The FCC granted a waiver in September 1995 to permit one potential DARS operator to commence construction of a DARS satellite system, with the express notice that the FCC might not license such operator to provide DARS, nor would such waiver prejudge the ongoing rule making proceeding. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of band width for the AM band and will soon allocate frequencies in this new band to certain existing AM station licensees that applied for migration prior to the FCC's cut-off date. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station. None of the stations to be affiliated with the Company have sought authorizations for operations on the expanded AM band.

     Television stations compete for audiences and avertising revenues with radio and other television stations and cable systems in their market areas and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. Competition for sales of television advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various services, price, the time of day when the advertising is to be broadcaST, competition from other television stations, including affiliates of other television broadcast networks, cable television systems and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     dependent on the reaction of the viewing public, which is often difficult to predict. Additional elements that are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of Federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a braodcasting television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition and direct-to-home broadcast satellite television ("DBS") entertainment services. Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The Telecom Act permits telephone companies to provide video distribution services via radio communication, on a common basis, as "cable systems" or as "open video systems," each pursuant to different regulatory schemes. The Company is unable to predict the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

     The FCC authorizes DBS services throughout the United States. Currently, two FCC permittees, DirecTv and United States Satellite Broadcasting, provide subscription DBS services via high power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Additional companies are expected to commence direct-to-home operations in the near future. DBS, as well as other new technologies, will further increase competition in the delivery of video programming.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     Federal Regulation of Broadcasting

     The ownership, operation and sale of stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. On February 8, 1996, the President signed the Telecom Act. The Telecom Act, among other measures, directs the FCC to (a) eliminate the national radio ownership limits; (b) increase the local radio ownership limits as specified in the Telecom Act; (c) issue broadcast licenses for periods of eight years; and (d) eliminate the opportunity for the filing of competing applications against broadcast renewal applications.
     Certain of these measures have been adopted by the FCC by an order released in March 1996, which will be effective upon publication in the Federal Register. Other provisions of the Telecom Act will be acted upon by the FCC through rule-making proceedings, presently scheduled for completion by the end of 1996.

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

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     Television stations in the United States operate as either Very High Frequency (VHF) stations (channels 2 through 13) or Ultra High Frequency (UHF) stations (channels 14 through
     69). UHF stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF stations.

     License Grants and Renewals. The Communications Act provides that a broadcast station license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast station licenses are granted for specific periods of time and, upon application, are renewable for additional terms. The Telecom Act amends the Communications Act to provide that broadcast station licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served.

     Generally, the FCC renews licenses without a hearing. The Telecom Act amends the Communications Act to require the FCC to grant an application for renewal of a broadcast station license if: (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse. Pursuant to the Telecom Act, competing applications against broadcast renewal applications will no longer be entertained. The Telecom Act provides that if the FCC, after notice and an opportunity for a hearing, decides that the requirements for renewal have not been met and that no mitigating factors warrant lesser sanctions, it may deny a renewal application. Only thereafter may the FCC accept applications by third parties to operate on the frequency of the former licensee. The Communications Act continues to authorize the filing of petitions to deny against license renewal applications

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.

     Except for certain of the Company's Florida stations, whose licenses have been renewed for seven years expiring in 2003, the current seven-year terms of the broadcasting licenses of all of the Company's stations expire in 1996, 1997 and 1998. The Company does not anticipate any material difficulty in obtaining license renewals for eight-year terms in the future.

     The following sets forth the market, FCC license classification, antenna height above average terrain
     ("HAAT"), power, frequency and FCC license expiration date for the 50 radio stations that will be owned and/or operated by the Company upon completion of the acquisitions and the two San Diego stations to which the Company provides programming and for which it sells air time.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 1. Business, Continued

(c)  Narrative Description of Business, Continued


                              HAAT                            Expiration
                     FCC       in       Power in               Date of
Market/Station      Class     Feet     Kilowatts   Frequency  FCC License

Atlanta, GA
  WPCH-FM             C        984        100       94.9 MHz     4/1/96
  WGST-AM             2         -         50/1      640 kHz      4/1/96
  WGST-FM(1)          C2       492        50        105.7 MHz    4/1/96
  WKLS-FM             C        984        100       96.1 MHz
San Diego, CA
  KHTS-FM             B        1887       1.8       93.3 MHz    12/1/97
  XTRA-FM(2)          C        804        100       91.1 MHz      (3)
  XTRA-AM(2)          1         -         77/50     690 kHz       (3)
Denver, CO(4)
  KOA-AM              1B                  50/50     850 kHz      4/1/97
  KRFX-FM             C        1045       100       103.5 MHz    4/1/97
  KBPI-FM             C        988        100       106.7 MHz    4/1/97
  KTLK-AM             2         -         50/1      760 kHz      4/1/97
  KHIH-FM             C        1608       100       95.7 MHz     4/1/97
  KHOW-AM             3         -         5/5       630 kHz      4/1/97
  KBCO-AM             2         -         5/.1      1190 kHz     4/1/97
  KBCO-FM             C        1542       100       97.3 MHz     4/1/97
Phoenix, AZ
  KSLX-AM             3         -         5/.52     1440 kHz    10/1/97
  KSLX-FM             C        1841       100       100.7 MHz   10/1/97
St. Louis, MO
  KMJM-FM             C        1027       100       107.7 MHz    2/1/97
  KATZ-FM             B        489        50        100.3 Mhz   12/1/96
  KATZ-AM             3         -         5/5       1600 kHz     2/1/97
Tampa, FL
  WFLA-AM             3         -         5/5       970 kHz      2/1/03
  WFLZ-FM             C        1350       98.5      93.3 MHz     2/1/03
  WDUV-FM             C        1358       100       103.5 MHz    2/1/03
  WBRD-AM             3         -         2.5/1     1420 kHz     2/1/03
  WXTB-FM             C        1345       100       97.9 MHz     2/1/03
  WTBT-FM             A        285        6         105.5 MHz    2/1/03
Cincinnati, OH(4)
  WLW-AM              1A        -         50/50     700 kHz     10/1/96
  WEBN-FM             B        876        16.6      102.7 MHz   10/1/96
  WOFX-FM             B        909        16        92.5 MHz    10/1/96
  WCKY-AM             3         -         5/1       550 kHz     10/1/96
  WWNK-FM             B        600        32        94.1 MHz    10/1/96
  WKRQ-FM             B        876        16.2      101.9 MHz   10/1/96

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 1. Business, Continued

(c)  Narrative Description of Business, Continued


                              HAAT                              Expiration
                     FCC       in       Power in                 Date of
Market/Station      Class     Feet     Kilowatts   Frequency    FCC License


Columbus, OH
  WTVN-AM             3                   5/5       610 kHz      10/1/96
  WLVQ-FM             B        751        18        96.3 MHz     10/1/96
  WHOK-FM             B        761        21        95.5 MHz     10/1/96
  WLLD-FM             A        755        .580      98.9 MHz     10/1/96
  WLOH-AM             3         -         1/0       1320 kHz     10/1/96
Kansas City, MO
  WDAF-AM             3         -         5/5       610 kHz      12/1/96
  KYYS-FM             C        1001       100       102.1 MHz    12/1/96
Sacramento, CA
  KRXQ-FM             B        325        25         93.7 MHz    12/1/97
  KSEG-FM             B        499        50         96.9 MHz    12/1/97
Portland, OR
  KEX-AM              1B        -         50/50      1190 kHz     2/1/98
  KKCW-FM             C        1654       100        103.3 MHz    2/1/98
  KKRZ-FM             C        1434       100        100.3 MHz    2/1/98
Toledo, OH
  WSPD-AM             3         -         5/5        1370 kHz    10/1/96
  WVKS-FM             B         479       50         92.5 MHz    10/1/96
  WRVF-FM             B         807       19.1       101.5 MHz   10/1/96
Jacksonville, FL
  WJBT-FM             A         299       6          92.7 MHz     2/1/03
  WQIK-FM             C        1014       100        99.1 MHz     2/1/03
  WSOL-FM             C        1463       100        101.5 MHz    2/1/03
  WZAZ-AM             4         -         1/1        1400 kHz     2/1/03
  WJGR-AM             3         -         5/5        1320 kHz     2/1/03


(1) The Company provides programming to and sells air time for this station under an LMA.
(2) The Company provides programming to and sells air time for these stations under an exclusive sales agency agreement.
(3) These stations are not licensed by the FCC, but rather are licensed by the Mexican government.
(4) Excludes stations WAQZ-FM, WAOZ-AM and WSAI-AM in Cincinnati and KTCL-FM in Denver which the Company sells advertising time for pursuant to JSAs.


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

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     Ownership Rules. Rules of the FCC limit the number and location of broadcast stations in which one licensee (or any party with a control position or attributable ownership interest therein) may have a attributable interest. The "national radio ownership rule" had generally prohibited any one non-minority individual or entity from having a control position or attributable ownership interest in more than 20 AM or more than 20 FM radio stations nationwide. The Telecom Act directs the FCC to modify its rules to eliminate any provisions limiting the number of radio stations which may be owned or controlled by one entity nationally. The FCC adopted this rule change by an order which became effective on March 15, 1996.

     The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. The local radio ownership rule had provided, for markets with 15 or more radio stations, a limit of two AMs and two FMs, provided generally that the combined audience shares of the co-owned stations did not exceed 25% of the radio ratings market at the time of acquisition. The Telecom Act directs the FCC to revise its rules to increase the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, the limit is seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, the limit is six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. The FCC adopted these changes to the local radio ownership rule by an order which became effective on March 15, 1996. In addition, the FCC has a "cross interest" policy that may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     to build or acquire another local station. The FCC is presently evaluating its cross-interest policy as well as policies governing attributable ownership interests. The Company cannot predict whether the FCC will adopt any changes in these policies or, if so, what the new policies will be.

     Under the current rule, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investments companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the foregoing benchmarks to 10% and 20%, respectively. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. Under the current rules, Zell/Chilmark is considered a single majority shareholder of the Company, and minority shareholders are not considered to have attributable interests in the Company's stations. The FCC has asked for comments as to whether it should continue the single majority shareholder exemption. The Company cannot predict whether the FCC will adopt these or any other proposals.

     The rules also generally prohibit the acquisition of an ownership or control position in a television station and one or more radio stations serving the same market (termed the "one-to-a-market" rule). Current FCC policy looks favorably upon waiver requests relating to television and AM/FM radio combinations in the top 25 television markets where at least 30 separately owned broadcast stations will remain after the combination. One-to-a-market waiver requests in other markets, as well as those in the top 25 television markets that involve the combination of a television station and more than one same service (AM or FM) radio station, presently are evaluated by the FCC pursuant to a five-part, case-by-case standard. The FCC also has an established policy for granting waivers that involve "failed" stations. The FCC currently is considering changes to its one-to-a-market waiver standards in a pending rule-making proceeding. The Telecom Act instructs the FCC to extend its top 25 market/30 voices waiver policy to the top 50 markets, consistent with the public interest, convenience, and necessity. The Telecom Act conferees

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     stated that they expect the FCC in its future implementation of its current one-to-a-market waiver policy, as well as in any future changes the FCC may adopt in the pending rule making, to take into account increased competition and the need for diversity in today's radio marketplace. The FCC also plans to review and possibly modify its current prohibitions relating to ownership or control positions in a daily newspaper and a broadcast station in the same market.

     Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should attribute non-voting stock, or perhaps non-voting stock interests when combined with other rights, such as voting shares or contractual relationships, along with its review of its other attribution policies. The Company cannot predict whether the FCC will adopt these or other changes in its attribution policies.

     Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives (collectively, "Aliens"). In addition, the Communications Act provides that no broadcast license may be held by any corporation of which more than one-fourth of the capital stock is owned of record or voted by Aliens, without an FCC public interest finding. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. No officers, directors or significant shareholders of the Company are known by the Company to be Aliens.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     Regulation of Broadcast Operations.  In order to retain
licenses, broadcasters are obligated, under the   Communications
Act, to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized regulatory procedures and requirements developed to promote the broadcast of certain types of programming responsive to the problems, needs, and interests of a station's community of license.

     The regulatory changes have provided broadcast stations with increased flexibility to design their program formats and have provided relief from some recordkeeping and FCC filing requirements. However, licensees continue to be required to present programming that is responsive to significant community issues and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming have been considered by the FCC when evaluating licensee renewal applications and at other times. The FCC has proposed implementing the changes in its broadcast renewal procedures required by the Telecom Act by a rule making proceeding scheduled to be completed by the end of 1996. That proceeding may further illuminate the standards for renewal of broadcast licenses under the Telecom Act.

     Stations still are required to follow various rules promulgated under the Communications Act that regulate political broadcasts, political advertisements, sponsorship identifications, technical operations and other matters. "Equal Opportunity" and affirmative action requirements also exist. Failure to observe these or other rules can result in the imposition of monetary forfeitures or in the grant of a "short" (less than full term) license term or license revocation. The Telecom Act states that the FCC may deny, after a hearing, the renewal of a broadcast license for serious violations of the Communications Act or the FCC's rules or where there have been other violations which together constitute a pattern of abuse.

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

     Agreements With Other Broadcasters. Over the past several years a significant number of broadcast licensees, including certain of the Company's subsidiaries, have entered into cooperative agreements with other stations in their market. These agreements may take varying forms, subject to compliance with the requirements of the FCC's rules and policies and other laws. Typically, separately owned stations may agree to function cooperatively in terms of programming, advertising sales, etc., subject to the licensee of each station maintaining independent control over the programming and station operations of its own station. One typical example is a LMA between two separately owned stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. Another is a JSA pursuant to which a licensee sells advertising time on both its own station or stations and on another separately owned station.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement and has specifically exempted LMAs from its "cross-interest" policy. Furthermore, the FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains complete responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, personnel and programming) and complies with applicable FCC rules and with antitrust laws. At present, the FCC is considering whether it should treat as attributable multiple business arrangements among local stations, such as joint sales accompanied by debt financing. The Company cannot predict whether the FCC would require the termination or restructuring of the Company's JSAs or other arrangements with broadcasters in the Cincinnati and Denver markets in connection with the FCC's pending rule making on attribution or other FCC proceedings.

     Under certain circumstances, the FCC will consider a radio station brokering time on another radio station serving the same market to have an attributable ownership interest in the brokered station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules.

     The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns both stations or operates both through a LMA where both stations serve substantially the same geographic area.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     FCC Consideration of Pending Acquisitions. On February 8, 1996, the Company filed an application with the FCC for its consent to the transfer of control of Noble Broadcast Licenses, Inc. ("Noble Licenses"), the licensee of ten full-powered radio stations in the Toledo, St. Louis and Denver markets, from John T. Lynch et al., to the Company (the "Noble Transfer Application"). The Noble Transfer Application has been accepted by the FCC and, pursuant to the Communications Act and the FCC's rules, interested third parties were able to file petitions to deny the Noble Transfer Application until March 22, 1996, and thereafter may file informal objections until the Noble Transfer Application is granted. The Company presently owns two AM and two FM stations in the Denver market, and Noble presently owns two AM and two FM stations serving the Denver market. The Noble Transfer Application provides a technical statement demonstrating that, pursuant to the FCC's methodology for calculating market size, the Denver market contains more than 45 commercial radio stations, and the Company would own eight commercial radio stations, no more than four of which are in the same service. To the extent that the FCC's revision of its local radio ownership rules pursuant to the Telecom Act is not formally in effect by the time the FCC acts on the Noble Transfer Application, the Company has asked for a waiver of such rules to the extent deemed necessary.

          On February 22, 1996, the Company filed an application with the FCC for its consent to the transfer of control of Citicasters Co., the licensee of 19 full-powered radio stations in the Atlanta, Phoenix, Tampa, Cincinnati, Portland, Sacramento, Columbus and Kansas City markets, and two television stations in the Tampa and Cincinnati markets, from the shareholders of Citicasters to the Company (the "Citicasters Transfer Application"). The Citicasters Transfer Application has been accepted by the FCC and, pursuant to the Communications Act and the FCC's rules, interested third parties may file petitions to deny the Citicasters Transfer Application until April 4, 1996,

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     and thereafter may file informal objections until the Citicasters Transfer Application is granted. The Company presently owns and/or has LMAs with one AM and two FM stations in the Atlanta market, two AM and two FM stations in the Tampa market and two AM and two FM stations in the Cincinnati market. The Citicasters Transfer Application provides a technical statement demonstrating that, pursuant to the FCC's methodology for calculating market size, the relevant radio market in Atlanta, Tampa and Cincinnati contains more than 45 commercial radio stations, and the Company would own less than eight commercial radio stations, and less than five in the same service in each such radio market. To the extent that the FCC's revision of its national and local radio ownership rules pursuant to the Telecom Act is not formally in effect by the time the FCC acts on the Citicasters Transfer Application, the Company has asked for a waiver of such rules to the extent deemed necessary. The television stations licensed to Citicasters are in markets in which the Company and Citicasters own radio stations. Consequently, the Citicasters Transfer Application requests waivers of the one-to-a-market rule to permit the permanent co-ownership of these television and radio stations. The Citicasters Transfer Application notes that the FCC may choose to grant initially temporary waivers of the one-to-a-market rule in connection with the transfer of Citicasters to the Company and thereafter rule on the permanent waiver requests.

     Legislation and Regulation of Television Operations. Television stations are regulated by the FCC pursuant to provisions of the Communications Act and the FCC rules that are in many instances the same or similar to those applicable to radio stations. Besides technical differences between television and radio, principle variances in regulation relate to limits on national and local ownership, LMAs and simulcasts, children's programming requirements, advanced television service, signal carriage rights on cable systems, license terms, "V-chip" technology and network/affiliate relations.

     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     The current FCC rules prohibit combined local ownership or control of television stations with overlapping "Grade B" service contours (unless established waiver standards are met). The Telecom Act directs the FCC to conduct a rule-making proceeding to determine whether to retain, modify or eliminate these local television ownership rules. This rule making is presently scheduled for completion by the end of 1996. The current FCC rules also prohibit (with certain qualifications) any person or entity from having an attributable interest in more than 12 full-power television stations, subject to a 25% national audience reach limitation. Pursuant to the Telecom Act, the FCC has modified this national television ownership rule, which will be effective upon publication in the Federal Register, by eliminating the 12-station limit and permitting an entity to have an attributable interest in an unlimited number of U.S. television stations so long as such stations do not reach in the aggregate more than 35% of the national television audience. Additionally, the rules prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. As noted above, the radio/television one-to-a-market rule is under review and the FCC also plans to review and possibly modify its current broadcast/daily newspaper restriction. The Telecom Act mandates the elimination of the restriction of network ownership of cable systems and the implementation, if necessary, of rules to ensure nondiscriminatory carriage and channel positioning of nonaffiliated broadcast stations by network-owned cable systems. The FCC has stated that this change will be implemented by an order released in March 1996.

     Presently, LMAs between television stations are not treated as attributable interests and there is no restriction on same-market television simulcasts. The FCC is considering in a pending rule-making proceeding whether to treat television LMAs similar to radio LMAs for multiple ownership rule purposes. The Citicasters television stations are not participants in LMAs.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     The FCC is conducting a rule-making proceeding to consider proposals to increase and quantify television stations' programming obligations under the FCC rules implementing the Children's Television Act of 1990, which requires television stations to present programming specifically directed to the "educational and informational" needs of children under the age of 16.

     The FCC is conducting a rule-making proceeding to devise a table of channel allotments in connection with the introduction of advanced (or "high definition") television service ("ATV"). The FCC has preliminarily decided to allot a second broadcast channel to each full-power commercial television station for ATV operation. According to this preliminary decision, stations would be permitted to phase in their ATV operations over a period of several years following adoption of a final table of allotments, after which they would be required to surrender their non-ATV channel. Meanwhile, Congress is considering proposals that would require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to ATV, or alternatively, would assign additional ATV spectrum to incumbent broadcasters and require the early surrender of their non-ATV channel for sale by public auction. It is not possible to predict if, or when, any of these proposals will be adopted or the effect, if any, adoption of such proposals would have on the Citicasters television stations.

          FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to (a) require carriage of its signal by cable systems in the station's market ("must-carry") or (b) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In a 2-1 decision issued on December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions. The District Court's decision has been appealed to the U.S. Supreme Court, which will hear the appeal during its 1996-1997 term, with a decision expected in the second calendar quarter of 1997.

     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     In the meantime, the FCC's must-carry regulations implementing the Cable Act remain in effect. The Company cannot predict the outcome of the Supreme Court review of the case.

     Until the passage of the Telecom Act, television licenses were granted and renewed for a maximum of five years. The Telecom Act amends the Communications Act to provide that broadcast station licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served. The Telecom Act also requires the broadcast and cable industries to develop and transmit an encrypted rating that would permit the blocking of violent or indecent video programming and allow telephone companies to operate cable television systems in their own service areas.

     At present, the Citicasters Cincinnati television station is an ABC-network affiliate (committed to change to a CBS network affiliate in June 1996) and the Citicasters Tampa television station is a CBS-network affiliate. Both are VHF stations. The FCC currently is reviewing certain of its rules governing the relationship between broadcast television networks and their affiliated stations. The FCC is conducting a rule-making proceeding to examine its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rule-making proceeding to consider the relaxation or elimination of its rules prohibiting broadcast networks from (a) restricting their affiliates' right to reject network programming; (b) reserving an option to use specified amounts of their affiliates' broadcast time; and (c) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network-affiliated stations from preventing other stations from broadcasting the programming of their network.


     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 1. Business, Continued

(c)  Narrative Description of Business, Continued

     Proposed Changes. The FCC has not yet implemented formally the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, ownership and profitability of the Company and its broadcast stations, (ii) result in the loss of audience share and advertising revenues of the Company's broadcast stations, (iii) affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions,
     (iv) affect current cooperative agreements and/or financing arrangements with other radio broadcast licensees, or (v) affect the Company's competitive position in relationship to other advertising media in its markets. Such matters include, for example, changes to the license authorization and renewal process; proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; proposals to allow greater telephone company participation in the delivery of audio and video programming; proposals to limit the tax deductibility of advertising expenses by advertisers; potential auctions for ATV or non-ATV television spectrum; the implementation of "V-chip" technology; and changes to children's television programming requirements, signal carriage rights on cable systems and network affiliate relations.

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

     Energy and Environmental Matters

     The Company's source of energy used in its broadcasting operations is electricity. No limitations have been placed on the availability of electrical power, and management believes its energy sources are adequate. Management believes that the Company is currently in material compliance with all statutory and administrative requirements as related to environmental quality and pollution control.

     Employees

     The Company has no direct employees. The Company's subsidiaries employ 1,170 persons, 836 on a full-time and 334 on a part-time basis. Each station has its own complement of employees which generally include a general manager, sales manager, operations manager, business manager, advertising sales staff, on-air personalities and clerical personnel. No employee is represented by a union.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 2.  Property Holdings

     The Company owns the office and studio facilities for WQIK(FM) and WJGR(AM) in Jacksonville, Florida (6,875 square feet) and the office and studio facilities for WFLZ(FM), WFLA(AM) and WDUV(FM) in Tampa, Florida (42,882 square feet). The Company leases space for the office and studio facilities at its other station locations in Jacksonville, Florida (two sites of 4,567 and 5,000 square feet, respectively); Atlanta (19,500 square feet); Denver (25,964 square feet); Cincinnati (27,601 square feet) and Tampa (6,000 square feet). The two leases in Jacksonville expire in 1997 and 1998, respectively. The Denver and Atlanta leases expire in 1999 and 2007, respectively. The Cincinnati lease expires in 1998 and has two five-year renewal options. The small Tampa lease is a month-to-month lease for WBRD(AM). The Company leases approximately 10,000 square feet for its corporate offices in Cincinnati under a lease expiring in 1996 with a five-year renewal option. The office (500 square feet) for KHTS in San Diego, California is a month-to-month lease. In conjunction with the Company's acquisition of radio station WOFX(FM) (formerly WPPT) in Cincinnati, the Company purchased the building from which such station previously operated. The Company plans to sell this building.

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

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 2.  Property Holdings, Continued


     The Company owns the antenna tower and tower site for radio station WJBT(FM) in Jacksonville, Florida. The Company also owns the towers and tower site locations for its AM stations in Atlanta, Denver, Jacksonville, Tampa, WLW(AM) in Cincinnati and its back-up tower site for WDUV(FM) in Tampa. For the tower site at WCKY(AM), Cincinnati, and for all its other FM stations, the Company leases tower space for its FM antennae under leases expiring from 1996 to 2013. The Company, through a wholly owned subsidiary, owns the real estate on which the tower sites are located for XTRA-AM and XTRA-FM, stations to which the Company provides programming and for which it sells the air time.

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

     See Notes 7 and 11 of Notes to Consolidated Financial
Statements included elsewhere herein for a description of encumbrances against the Company's properties and the Company's rental obligations.




Item 3.  Legal Proceedings

     The Company is a party to various legal proceedings. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the Company.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

              Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement to be filed during April 1996 for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1996.

The following is a list of names and ages of all of the executive officers of Registrant indicating all positions and offices with Registrant held by each person as of March 15, 1996. All such persons have been elected to serve until the next annual election of officers and their successors are elected, or until their earlier resignation or removal.


                  Age as of                              First
                  March 15,         Offices and         Elected
 Name               1996          Positions Held       an Officer

Sheli Z. Rosenberg    54      Board Chair                2/12/96

Randy Michaels        43      President and Co-Chief
                              Operating Officer         12/29/86

Robert L. Lawrence    43      Co-Chief Operating
                              Officer                   12/29/86

R. Christopher Weber  40      Senior Vice President and
                              Chief Financial Officer   12/29/86

Jon M. Berry          49      Senior Vice President and
                              Treasurer                 11/01/82

Except for Mrs. Rosenberg, each of the executive officers listed above has served Registrant in various executive capacities throughout the past five years.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                            PART II




Item  5.  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

The Company's common stock is listed on The Nasdaq National Market and trades under the symbol "JCOR". The following table presents the high and low sale prices for the Company's common stock for each quarter of 1995 and 1994 as reported on The Nasdaq National Market.
                                           Price Range of
                                            Common Stock

1995                                       High        Low
     1st Quarter........................   $14.50      $12.00
     2nd Quarter........................    17.00       13.00
     3rd Quarter........................    19.25       15.00
     4th Quarter........................    17.50       15.00

1994                                       High        Low

     1st Quarter........................   $17.00      $12.00
     2nd Quarter........................    15.75       11.25
     3rd Quarter........................    15.00       12.25
     4th Quarter........................    14.75       10.50


At March 1, 1996, there were 1,512 record holders of common stock including shares held in nominee name and the last reported sale price on the Nasdaq National Market was $22.25 per share.

The Company has neither declared nor paid any dividends on its common stock to date. The Company's existing agreements with its lenders restrict the payment of dividends. It is the Company's present policy to retain all earnings for the requirements of the business.

Item 6.  Selected Financial Data


                           1995(1)       1994(1)        1993(1)      1992(1)      1991(1)
For the year:
Net revenue             $118,890,831  $107,010,448   $89,932,200   $70,505,959  $64,237,752 Broadcast operating
  expense                 87,290,409    80,468,077    69,520,397    55,782,048   48,206,072
Station operating
  income excluding
  depreciation and
  amortization            31,600,422    26,542,371    20,411,803    14,723,911   16,031,680
Depreciation and
  amortization             9,482,883     9,698,030    10,222,844     6,399,093    7,287,879 Reduction in carrying
  value of assets to
  net realizable value                                               8,600,000
Corporate general and
  administrative
  expenses                 3,500,518     3,361,263     3,563,800     2,926,075    2,681,672
Operating income (loss)   18,617,021    13,483,078     6,625,159    (3,201,257)   6,062,129
Net interest income
    (expense)               (184,140)      684,317    (2,475,820)  (13,443,318) (16,226,234)
Gain on sale of radio
  stations                                                                       13,013,527
Other non-operating
  expense net               (167,772)       (2,079)      (10,895)   (7,056,771)    (301,897)
Income (loss) before
  income tax and
  extraordinary item      18,265,109    14,165,316     4,138,444   (23,701,346)   2,547,525
Net income (loss)       $ 10,965,109  $  7,851,516   $ 1,438,444  $(23,701,346) $ 1,467,525

Net income (loss) per
  common share: (2)
   Primary and fully
     diluted               $  0.52       $  0.37       $ 0.10       $(61.50)       $ 2.32
Weighted average shares
  outstanding: (2)
   Primary and fully
     diluted              20,912,705    21,409,177    14,504,527     381,430        405,927

Other Financial Data:

Broadcast cash flow (3)  $31,600,422   $26,542,371   $20,411,803   $14,723,911  $16,031,680
At year end:

Working capital
  (deficit)            $ 24,435,764   $44,637,439 $38,658,756 $(140,547,337)(4)$(128,455,248)
Intangible assets
  (net of accumulated
  amortization)         127,157,762    89,543,301  84,991,361    70,037,759 (4)   81,738,386
Total assets            208,839,091   173,579,355 159,908,529   122,000,391 (4)  125,487,201
Long-term debt
  (including current
  portion)               45,500,000                             140,541,948 (4)  137,666,850
Common stock purchase
  warrants                  388,055       390,167     390,397       487,000 (4)    1,257,084
Shareholders' equity
  (deficit)             139,073,075   148,793,980 140,413,191   (50,840,346)(4)  (27,383,036)



NOTES:


(1) The comparability of the information reflected in this selected financial data is affected by the purchase of radio station KBPI-FM (formerly KAZY-FM), in Denver, Colorado (July
     1993); the purchase and interim operation of radio station WOFX-FM (formerly WPPT-FM) under a Local Marketing Agreement in Cincinnati, Ohio (April 1994); the purchase of radio stations WJBT-FM, WZAZ-AM, and WSOL-FM (formerly WHJX-FM) in Jacksonville, Florida (August 1995); the purchase of radio stations WDUV-FM and WBRD-AM in Tampa, Florida (August 1995); the sale of radio stations WMJI(FM), in Cleveland, Ohio and WYHY(FM), in Nashville, Tennessee (January 1991), the sale of Telesat Cable TV (May 1994), the January 11,
     1993 recapitalization plan, that substantially modified the Company's debt and capital structure (such recapitalization was accounted for as if it had been completed January 1,
     1993) and the March 1993 refinancing. For information related to acquisitions in 1993, 1994 and 1995 see Notes 2 and 3 of Notes to Consolidated Financial Statements. For information related to the disposition during 1994, see Note 4 of Notes to Consolidated Financial Statements.

 (2) Income (loss) per common share for the two years ended
     December 31, 1992 is based on the weighted average number of shares of common stock outstanding and gives consideration to the dividend requirements of the convertible preferred stock and accretion of the change in redemption value of certain common stock warrants. The Company's stock options and convertible preferred stock were antidilutive and, therefore, were not included in the computations. The redeemable common stock warrants were antidilutive for 1992 and were not included in the computations.  Such warrants  were dilutive in 1991 using the
     "equity method" under Emerging Issues Task Force Issue No. 88-9 and, therefore, the common shares issuable upon conversion were
     included in the 1991 computation.  Income per share for     the
     three years ended December 31, 1995 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the periods. Income (loss) per common share and weighted average shares outstanding for the two years ended December
     31, 1992 are adjusted to reflect the 0.0423618 reverse stock split in the Company's common stock effected by the January 1993 recapitalization.






(3) "Broadcast cash flow" means operating income before reduction in carrying value of assets, depreciation and amortization and corporate general and administrative expenses. Broadcast cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Although this measure of performance is not calculated in accordance with generally accepted accounting principles, it is widely used in the broadcast industry as a measure of a company's operating performance because it assists in comparing station performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods (particularly where acquisitions are involved) or non-operating factors such as historical cost bases. Broadcast cash flow also excludes the effect of corporate general and administrative expenses, which generally do not relate directly to station performance. See the Consolidated Statements of Cash Flows included on pages 53 and 54 in this annual report for a description of the Company's cash flows presented in accordance with generally accepted accounting principles and page 47 in this annual report for a further discussion of the Company's cash flows.

(4) Pro forma amounts as of December 31, 1992, to give effect to the January 11, 1993 recapitalization plan that substantially modified the Company's debt and capital structure:

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



          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The performance of a radio station group, such as Jacor, is customarily measured by its ability to generate broadcast cash flow. The primary source of the Company's revenue is the sale of broadcasting time on its radio stations for advertising. The Company's significant operating expenses are employee salaries, sports broadcasting rights fees, programming expenses, advertising and promotion expenses, rental of premises for studios and transmitting equipment and music license royalty fees. The Company works closely with local station management to implement cost control measures.

The Company's revenue is affected primarily by the advertising rates the Company's radio stations are able to charge. These rates are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as principally measured by Arbitron Metro Area Ratings Surveys.

Most advertising contracts are short-term and run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold by the station's sales staff. In 1995, approximately 85% of the Company's gross revenues was from local advertising and approximately 15% was from national advertising. A station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. National advertising sales for most of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

Sports broadcasting and the full-service programming features play an integral part in the Company's operating strategy. As a result, because of the rights fees and related costs of broadcasting professional baseball, football and hockey, as well as the costs related to the full-service programming features of its AM radio stations, the Company's broadcast cash flow margins are typically lower than its competitors'.



          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





GENERAL, Continued

The Company's first calendar quarter historically produces the lowest revenue for the year, and the second and third quarters historically produce the highest revenue for the year, due in part to revenue received during the summer months related to the broadcast of Major League Baseball games. During 1995, however, the Company recorded higher broadcast revenue and broadcast operating expenses during the third and fourth quarters than those recorded during the second quarter due to the Major League Baseball strike. As a result of the strike, second quarter revenue and operating expenses were lower. For the entire twelve months of 1995, the strike did not have a material impact on the Company's station operating income (broadcast revenue less broadcast operating expenses).

The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenses are incurred. As a result of Arbitron's quarterly reporting of ratings, the Company's ability to realize revenue as a result of increased advertising and promotional expenses may be delayed for several months.

The comparability of financial information for the years ended December 31, 1995, 1994 and 1993 is affected by the July 1993 purchase of radio station KBPI-FM (formerly KAZY-FM) in Denver, Colorado; the May 1994 sale of Telesat Cable TV; the June 1995 purchase of radio station WOFX-FM (formerly WPPT-FM) in Cincinnati, Ohio and interim operation of such station from April 1994 to June 1995 under a LMA; the August 1995 purchases of radio stations WJBT-FM, WZAZ-AM, and WSOL-FM (formerly WHJX-FM), each located in Jacksonville, Florida and WDUV-FM and WBRD-AM each located in Tampa, Florida. With these acquisitions, the Company expects to realize certain cost savings and increased ratings through format modifications and thereby improve operating results in these markets.

The acquisitions discussed above and the pending acquisitions of Citicasters Inc. and Noble Broadcast Group, Inc. will increase the Company's net revenue, broadcast operating expenses, depreciation and amortization, corporate general and administrative expenses and interest expense. Accordingly, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





GENERAL, Continued

General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company operates experience weak economic conditions that may negatively affect revenue of the Company. However, management believes that this impact is somewhat softened by the Company's diverse geographical presence.


LIQUIDITY AND CAPITAL RESOURCES

The Company began 1995 with no outstanding debt and $27.0 million in cash and cash equivalents. During 1995, the Company used $59.8 million in cash for acquisitions of radio stations and licenses and for loans made in connection with the Company's JSAs and $21.7 million in cash to purchase shares of its common stock. These funds came from cash on hand together with cash provided from operating activities and draws under the Company's 1993 Credit Agreement aggregating $45.5 million.

During 1995, the Company made capital expenditures of approximately $5.0 million. The Company estimates that capital expenditures for 1996 will be approximately $6.0 million which includes approximately $2.5 million to purchase the building currently housing the offices and studios of its Tampa radio stations and to complete the relocation of the offices and studios of its Atlanta radio stations. The Company estimates that capital expenditures for the properties to be acquired from Citicasters and Noble would be approximately $4.0 million in the 12-month period following the consummation of the acquisitions. The actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business. In February 1996, the Company entered into the Existing Credit Facility which provided for a $300.0 million reducing revolving facility that reduces on a quarterly basis commencing March 31, 1997. The Existing Credit Facility bears interest at floating rates based on a Eurodollar rate and/or a bank base rate.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





LIQUIDITY AND CAPITAL RESOURCES, Continued

In connection with the acquisition of Citicasters Inc., the Company anticipates entering into a new credit facility (the "New Credit Facility") which would provide for availability of $600.0 million pursuant to a reducing revolving facility that would reduce on a quarterly basis commencing one year from the date of the facility. It is anticipated that the New Credit Facility would bear interest at floating rates based on a Eurodollar rate or a bank base rate. The Company also anticipates that the New Credit Facility will provide the Company with additional credit for future acquisitions as well as working capital and other general corporate purposes.

The Company currently expects to fund its acquisition of Noble and expenditures for capital requirements from available cash balances, internally generated funds and the availability of borrowings under the Existing Credit Facility. The Company anticipates that it will fund the acquisition of Citicasters Inc. with a combination of funds provided by the sale of approximately 17,500,000 shares of Jacor common stock pursuant to a Registration Statement filed on Form S-3 with the Securities and Exchange Commission on March 22, 1996 and the New Credit Facility and excess cash on hand. These funds together with cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

As a result of entering into the Existing Credit Facility in the first quarter of 1996, the Company will write off approximately $1.6 million of unamortized cost associated with its 1993 Credit Agreement. In connection with entering into the New Credit Facility, the Company anticipates that it will write off approximately $5.0 million of unamortized cost associated with its Existing Credit Facility.

The issuance of additional debt will negatively impact the Company's debt-to-equity ratio and its results of operations and cash flows due to higher amounts of interest expense, although the issuance of additional equity will soften this impact to some extent. Also, if the Company were not able to complete the acquisition of Citicasters Inc. due to certain circumstances, the Company would incur a one-time charge of $75.0 million relating to the non-refundable deposit. If debt were used to finance such payment, it would negatively impact the Company's future results of operations and impede the Company's future growth by limiting the amount available under the Existing Credit Facility.



              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS

The Year Ended 1995 Compared to The Year Ended 1994

Broadcast revenue for 1995 was $133.1 million, an increase of $13.5 million or 11.3% from $119.6 million during 1994. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during 1995 but not during the comparable 1994 period. On a "same station" basis - reflecting results from stations operated for the entire twelve months of both 1995 and 1994 - broadcast revenue for 1995 was $125.3 million, an increase of $8.4 million or 7.2% from $116.9 million for 1994.

Agency commissions for 1995 were $14.2 million, an increase of $1.6 million or 12.6% from $12.6 million during 1994 due to the increase in broadcast revenue. Agency commissions increased at a greater rate than broadcast revenue due to a greater proportion of agency sales.

Broadcast operating expenses for 1995 were $87.3 million, an increase of $6.8 million or 8.5% from $80.5 million during 1994. These expenses increased as a result of increased selling and other payroll costs, programming costs and expenses incurred at those properties owned or operated during 1995 but not during the comparable 1994 period. On a "same station" basis, broadcast operating expenses for 1995 were $81.3 million, an increase of $4.2 million or 5.5% from $77.1 million for 1994.

Depreciation and amortization for 1995 and 1994 was $9.5 million and $9.7 million, respectively.

Operating income for 1995 was $18.6 million, an increase of $5.1 million or 38.1% from an operating income of $13.5 million for 1994.

Interest expense for 1995 was $1.4 million, an increase of $0.9 million or 170.1% from $0.5 million for 1994. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions and stock repurchases.

Net income for 1995 was $11.0 million, compared to net income of $7.9 million reported by the Company for 1994. The 1994 period includes income tax expense of $6.3 million, while the 1995 period includes $7.3 million of income tax expense.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS

The Year Ended 1994 Compared to The Year Ended 1993

Broadcast revenue for 1994 was $119.6 million, an increase of $18.9 million or 18.8% from $100.7 million during 1993. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during 1994 but not during the comparable 1993 period. On a "same station" basis - reflecting results from stations operated for the entire twelve months of both 1994 and 1993 - broadcast revenue for 1994 was $110.7 million, an increase of $11.6 million or 11.6% from $99.1 million for 1993.

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

Interest expense for 1994 was $0.5 million, a decrease of $2.2 million or 80.5% from $2.7 million for 1993. Interest expense declined due to the reduction in outstanding debt, such debt having been retired from the proceeds of the Company's November 1993 equity offering.

Net income for 1994 was $7.9 million, compared to net income of $1.4 million reported by the Company for 1993. The 1993 period includes income tax expense of $2.7 million, while the 1994 period includes $6.3 million of income tax expense.



          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


CASH FLOWS

Cash flows provided by operating activities, inclusive of working capital, were $20.6 million, $11.3 million and $9.0 million for 1995, 1994 and 1993, respectively. Cash flows provided by operating activities in 1995 resulted primarily from the add-back of $9.5 million of depreciation and amortization expense to net income of $11.0 million for the period. Cash flows provided by operating activities in 1994 resulted primarily from net income of $7.9 million generated during the year. The additional $3.4 million resulted principally from the excess of the sum of the depreciation and amortization add-back of $9.7 million, together with the add-back of $1.4 million for provision for losses on accounts and notes receivable over the net change in working capital of ($7.6) million. Cash flows provided by operating activities in 1993 resulted primarily from the excess of the sum of the depreciation and amortization add-back of $10.1 million, together with the $1.4 million of net income generated during the year over the net change in working capital of ($2.3) million.

Cash flows used by investing activities were ($64.3) million, ($13.7) million and ($5.5) million for 1995, 1994 and 1993, respectively. Investing activities include capital expenditures of $5.0 million, $2.2 million and $1.5 million in 1995, 1994 and 1993, respectively. Investing activities in 1995 and 1994 include expenditures of $59.8 million and $14.6 million, respectively, for acquisitions, the purchase of intangible assets and loans made in connection with the Company's JSAs. In addition, 1994 investing activities were net of $3.2 million of payments received on notes and from the sale of assets. Investing activities in 1993 included expenditures of $3.9 million relating to the purchase of radio station assets.

Cash flows provided by financing activities were $24.2 million, $0.7 million and $12.8 million for 1995, 1994 and 1993. Cash flows provided by financing activities in 1995 resulted primarily from the $45.5 million in borrowings under the 1993 Credit Agreement, together with $0.8 million in proceeds received from the issuance of common stock to the Company's employee stock purchase plan and upon the exercise of outstanding stock options net of the $21.7 million used to repurchase common stock. Cash flows from financing activities in 1994 resulted primarily from the proceeds received from the issuance of common stock upon the exercise of outstanding stock options. The cash provided by financing activities in 1993 principally was due to the refinancing of the Company's senior debt in March 1993 plus the issuance of additional common stock, and the payment of restructuring expenses in 1993.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123 "Accounting for Stock-Based Compensation." The Company will continue to apply APB Opinion No. 25 in accounting for its plans as permitted by this statement. This statement, however, requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Pro forma disclosures required by a company that elects to continue to measure compensation cost using APB Opinion No. 25 will be made by the Company for the year ended December 31, 1996.

In March 1995, the FASB issued FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the Company to review for possible impairment of long-lived assets and certain identifiable intangibles when circumstances indicate that the carrying value of these assets may not be recoverable. The Company will adopt the statement in the first quarter of 1996, the effect of which will be immaterial to the Company's Consolidated Financial Statements.




          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 8.  Financial Statements and Supplementary Data


               REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Jacor Communications, Inc.

We have audited the accompanying consolidated balance sheets of Jacor Communications, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacor Communications, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
February 12, 1996 except for
Note 14, as to which the
date is March 13, 1996


                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1995 AND 1994

                                                  1995                1994
                     ASSETS
Current assets:
  Cash and cash equivalents                   $  7,436,779        $ 26,974,838
  Accounts receivable, less allowance for
    doubtful accounts of $1,606,000 in
    1995 and $1,348,000 in 1994                 25,262,410          24,500,652
  Prepaid expenses                               2,491,140           3,419,719
  Other current assets                           1,425,000           1,230,582
        Total current assets                    36,615,329          56,125,791
Property and equipment                          30,801,225          22,628,841
Intangible assets                              127,157,762          89,543,301
Other assets                                    14,264,775           5,281,422
            Total assets                      $208,839,091        $173,579,355
                     LIABILITIES
Current liabilities:
  Accounts payable                            $  2,312,691        $  2,723,717
  Accrued payroll                                3,177,945           3,274,902
  Accrued federal, state and
    local income tax                             3,225,585           2,092,616
  Other current liabilities                      3,463,344           3,397,117
           Total current liabilities            12,179,565          11,488,352
Long-term debt                                  45,500,000
Other liabilities                                3,468,995           3,869,567
Deferred tax liability                           8,617,456           9,177,456
          Total liabilities                     69,766,016          24,535,375

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred Stock, authorized and unissued
   4,000,000 shares                                   -                    -
Common Stock, no par value, $0.10 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   18,157,209 in 1995 and 19,590,373 in 1994      1,815,721          1,959,038
Additional paid-in capital                      116,614,230        137,404,815
Common stock warrants                               388,055            390,167
Retained earnings                                20,255,069          9,289,960

            Total shareholders' equity          139,073,075        149,043,980
            Total liabilities and
              shareholders' equity             $208,839,091       $173,579,355

                   The accompanying notes are an integral
               part of the consolidated financial statements.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
     for the years ended December 31, 1995, 1994 and 1993


                                        1995           1994           1993



    Broadcast revenue              $133,103,137   $119,635,308    $100,745,089
         Less agency commissions     14,212,306     12,624,860      10,812,889

            Net revenue             118,890,831    107,010,448      89,932,200

    Broadcast operating expenses     87,290,409     80,468,077      69,520,397
    Depreciation and amortization     9,482,883      9,698,030      10,222,844
    Corporate general and
       administrative expenses        3,500,518      3,361,263       3,563,800

            Operating income         18,617,021     13,483,078       6,625,159

    Interest expense                 (1,443,836)      (533,862)     (2,734,677)
    Interest income                   1,259,696      1,218,179         258,857
    Other expense, net                 (167,772)        (2,079)        (10,895)

            Income before
              income taxes           18,265,109     14,165,316       4,138,444

    Income tax expense               (7,300,000)    (6,313,800)     (2,700,000)


            Net income             $ 10,965,109    $ 7,851,516    $  1,438,444


            Net income per
              common share            $ 0.52         $  0.37        $  0.10

    Number of common shares used
       in per share calculation      20,912,705     21,409,177      14,504,527








            The accompanying notes are an integral
        part of the consolidated financial statements.



               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           for the years ended December 31, 1995, 1994 and 1993

                                             Additional    Common
                       Common Stock           Paid-In       Stock    Retained
                    Shares  Stated Value      Capital     Warrants   Earnings      Total
- ---------------------------------------------------------------------------------------------
Balances,
 January 1, 1993   9,092,084  $  909,208  $ 49,568,738  $ 402,805  $       0    $ 50,880,751
Issuance of
 common stock:
  Public offering  5,462,500     546,250    59,390,937                            59,937,187
  Sale to Majority
   Shareholder     3,484,321     348,432    19,651,571                            20,000,003
  1993 rights
   offering          345,476      34,548     1,703,287                            1,737,835
  Directors'
   subscription       80,000       8,000       451,200                              459,200
  Purchase of
   KAZY(FM)          964,006      96,401     5,436,993                            5,533,394
  Exercise of
   stock options      52,886       5,289       275,914                              281,203
  Other               18,539       1,854       155,728    (12,408)                  145,174
Net income                                                           1,438,444    1,438,444
- ---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1993             19,499,812    1,949,982   136,634,368   390,397    1,438,444  140,413,191
Exercise of
 stock options        89,310        8,931       760,215                             769,146
Other                  1,251          125        10,232      (230)                   10,127
Net income                                                           7,851,516    7,851,516
- ---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1994             19,590,373    1,959,038   137,404,815   390,167    9,289,960  149,043,980
Purchase and
 retirement
 of stock         (1,515,300)    (151,530)  (21,542,302)                        (21,693,832)
Purchase of
 stock by
 employee stock
 purchase plan        43,785        4,378       470,251                             474,629
Exercise of
 stock options        27,790        2,779       192,754                             195,533
Other                 10,561        1,056        88,712    (2,112)                   87,656
Net income                                                          10,965,109   10,965,109
- ---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1995             18,157,209   $1,815,721  $116,614,230  $388,055  $20,255,069 $139,073,075
=============================================================================================
               The accompanying notes are an integral part
                of the consolidated financial statements.


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1995, 1994 and 1993



                                           1995           1994          1993

Cash flows from operating activities:
  Net income                            $10,965,109   $ 7,851,516    $ 1,438,444
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation                         3,251,360     2,506,661      2,258,818
     Amortization of intangible assets    6,231,523     7,191,369      7,840,064
     Provision for losses on accounts
       and notes receivable               1,136,887     1,441,925        957,749
      Refinancing fees                                                (2,455,770)
      Deferred income tax provision
        (benefit)                          (560,000)     (355,000)     1,400,000
     Other                                  237,418      (477,825)      (138,920)
     Changes in operating assets and
       liabilities, net of effects
        of acquisitions and disposals:
         Accounts receivable             (2,343,943)   (5,765,899)    (5,677,825)
         Other current assets             1,029,161    (2,008,159)     1,487,404
         Accounts payable                  (424,306)      371,913       (268,903)
         Accrued payroll and other
            current liabilities           1,102,239       591,389      2,119,153

Net cash provided by
  operating activities                   20,625,448    11,347,890      8,960,214



                               (Continued)



                 The accompanying notes are an integral
              part of the consolidated financial statements.


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1995, 1994 and 1993
                               (Continued)



                                             1995           1994          1993

Cash flows from investing activities:
  Payment received on notes receivable  $    392,500   $ 1,300,000
  Capital expenditures                    (4,969,027)   (2,221,140)  $(1,495,317)
  Cash paid for acquisitions             (34,007,857)   (4,904,345)   (3,871,910)
  Purchase of intangible assets          (15,535,809)   (6,261,520)
  Proceeds from sale of assets                           1,919,189
  Loans originated and other             (10,220,300)   (3,482,379)     (160,158)
Net cash used by investing
    activities                           (64,340,493)  (13,650,195)   (5,527,385)


Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                  45,500,000                  48,000,000
  Purchase of common stock               (21,693,832)
  Proceeds from issuance of common stock     757,818       779,273    88,301,704
  Reduction in long-term debt                                       (118,484,583)
  Payment of restructuring expenses         (387,000)     (119,729)   (5,061,925)

Net cash provided by
    financing activities                  24,176,986       659,544    12,755,196

Net increase (decrease) in cash
  and cash equivalents                   (19,538,059)   (1,642,761)   16,188,025
Cash and cash equivalents at
  beginning of year                       26,974,838    28,617,599    12,429,574

Cash and cash equivalents at
  end of year                            $ 7,436,779   $26,974,838   $28,617,599








                  The accompanying notes are an integral
              part of the consolidated financial statements.



                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

   Description of Business

   The Company owns and operates 23 radio stations in seven
   metropolitan markets throughout the United States.  On January    11,
   1993, the Company completed a recapitalization plan that substantially modified its debt and capital structure. Such recapitalization was accounted for as if it had been completed
   January 1, 1993.

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

   Consolidated Statements of Cash Flows

   For purposes of the consolidated statements of cash flows, the
Company considers all highly liquid investments with a
maturity of three months or less, when purchased, to be cash
equivalents.  Income taxes aggregating $6,662,000, $5,545,000,    and
$100,000 were paid during 1995, 1994 and 1993,
respectively.  Interest paid was $1,378,000, $381,000, and
$3,107,000 during 1995, 1994, and 1993, respectively.  The       effect
of barter transactions has been eliminated (see Note      12).




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

             Land improvements                     20 Years
             Buildings                             25 Years
             Equipment                           3 to 20 Years
             Furniture and fixtures              5 to 12 Years
             Leasehold improvements              Life of lease


   Intangible Assets

   Intangible assets are stated at cost less accumulated amortization; amortization is provided principally on the straight-line basis over the following lives:

             Goodwill                            40 Years
             Other intangibles                 5 to 25 Years

   Other intangible assets consist primarily of various contracts and purchased intellectual property.

   The carrying value of intangible assets is reviewed by the Company when events or circumstances suggest that the recoverability of an asset may be impaired. If this review indicates that goodwill and licenses will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the goodwill and licenses will be reduced accordingly.




   Use of Estimates

   The preparation of financial statements in conformity with
generally accepted accounting principles requires management     to make
estimates and assumptions that affect the reported
   amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   Per Share Data

   Income per share for the three years ended December 31, 1995     is
based on the weighted average number of common shares
outstanding and gives effect to both dilutive stock options      and
dilutive stock purchase warrants during the year.  Fully     diluted
income per share is not presented since it               approximates
income per share.


2. ACQUISITION OF LICENSES

   In June 1993, the Company acquired the FCC license and certain contracts of radio station WLWA(AM) (formerly WKRC) in Cincinnati, Ohio for $1,600,000 in cash.

   In September 1995, the Company exercised its purchase option     to
acquire ownership of the FCC license of radio station KHTS-    FM
(formerly KECR-FM) in San Diego, California for approximately $13,875,000 in cash.


3. ACQUISITIONS

   In July 1993, the Company completed the acquisition of radio station KAZY(FM) in Denver, Colorado from its majority
shareholder.  The majority shareholder had purchased that        station
for $5,500,000 and then sold the station to the          Company in c
consideration of the issuance of shares of the        Company's common
stock having a value, at $5.74 per share, equal to the majority shareholder's cost for the station plus related acquisition costs.
In connection with the acquisition, 964,006 shares of the Company's common stock were issued to the majority shareholder.



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

   In March 1994, the Company entered into an agreement to          acquire
the assets of radio station WPPT(FM) (formerly
   WIMJ) in Cincinnati, Ohio for $9,500,000 in cash.  Pending
consummation of the transaction (which occurred in June 1995),    the
Company operated the station under a Local Marketing         Agreement
which commenced April 7, 1994, and expired upon        completion of the
purchase.

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

   In August 1995, the Company acquired certain operating assets    of
radio stations WDUV(FM) and WBRD(AM) in Tampa, Florida for    approximately
$14,000,000 in cash.

   In 1995, the Company acquired the call letters, programming and certain contracts of radio station WOFX(FM) in Cincinnati, Ohio and then changed the call letters of its FM broadcast station WPPT to WOFX. The Company also acquired radio stations WSOL(FM) (formerly WHJX), WJBT(FM) and WZAZ(AM) in Jacksonville, Florida. The aggregate cash purchase price for these acquisitions was approximately $9,750,000.





   All of the above acquisitions have been accounted for as
purchases.  The excess cost over the fair value of net assets acquired is being amortized over 40 years.  The results of operations of the acquired businesses are included in the
   Company's financial statements since the respective dates of
acquisition.  Assuming each of the 1994 and 1995 acquisitions    had taken
place at the beginning of 1994, unaudited pro forma    consolidated results
of operations would have been as follows:


                                        Pro Forma (Unaudited)
                                       Year Ended December 31,
                                        1995             1994

     Net broadcasting revenue      $121,214,000     $111,232,000

     Net income                      10,423,000        7,115,000

     Net income per share               0.50             0.33



4. DISPOSITION

   In May 1994, the Company completed the sale of the business      and
substantially all the assets of its wholly owned             subsidiary,
Telesat Cable TV, Inc. under a contract dated
   December 1993.  The Company received approximately $2,000,000    in cash
for this sale.


5. PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1995 and 1994 consist     of the
following:
                                     1995                1994
      Land and land
        improvements             $ 2,575,224         $ 1,999,002
      Buildings                    2,584,556           1,912,432
      Equipment                   26,673,912          18,725,970
      Furniture and fixtures       3,505,363           2,346,041
      Leasehold improvements       3,184,683           2,116,548
                                  38,523,738          27,099,993
      Less accumulated
        depreciation              (7,722,513)         (4,471,152)
                                 $30,801,225         $22,628,841


6. INTANGIBLE ASSETS


   Intangible assets at December 31, 1995 and 1994 consist of the following:

                                           1995          1994

      Goodwill                        $120,947,774  $ 78,621,918

      Other                             27,488,624    25,952,816
                                       148,436,398   104,574,734
      Less accumulated amortization    (21,278,636)  (15,031,433)
                                      $127,157,762  $ 89,543,301






7.   DEBT AGREEMENT

     The Company's debt obligations at December 31, 1995 consist of the following:

          Indebtedness under the Bank Credit
               Agreement (described below) -

                 Senior reducing
                   revolving facility             $ 38,500,000

                 Senior acquisition
                   facility                          7,000,000
                                                  $ 45,500,000

     The Company has an agreement with a group of lenders, as amended (the "1993 Credit Agreement"), which provides for a senior reducing revolving credit facility with a commitment of $39,550,000 at December 31, 1995 that expires on December 31, 2000 (the "Revolver") and a senior acquisition facility with a commitment of $55,000,000 that expires on September 30, 1996 (the "Acquisition Facility"). Both facilities are available for acquisitions permitted under conditions set forth in the Credit Agreement.

     The 1993 Credit Agreement requires that the commitment under the Revolver be reduced by $900,000 quarterly during 1996 and by increasing quarterly amounts thereafter, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions under the 1993 Credit Agreement. Amounts outstanding under the Acquisition Facility at September 30, 1996 are payable in 17 equal quarterly installments.

     The indebtedness of the Company under the 1993 Credit Agreement is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock, and is guaranteed by those subsidiaries. The 1993 Credit Agreement contains restrictions pertaining to maintenance of financial ratios, capital expenditures, payment of dividends or distributions of capital stock and incurrence of additional indebtedness.




     Interest under the 1993 Credit Agreement is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1.25% to 2.25% or the base rate announced by Banque Paribas plus 0.25% to 1.25%. The spreads over the Eurodollar rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 3/8% per annum on the aggregate unused portion of the aggregate commitment on both facilities. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the Acquisition Facility.

     In accordance with the terms of the 1993 Credit Agreement, the Company entered into an interest rate protection agreement in March 1993 on the notional amount of $22,500,000 for a three-year term. This agreement provides protection against the rise in the three-month LIBOR interest rate beyond a level of 7.25%. The current three-month LIBOR interest rate is 5.3125%.




8.   CAPITAL STOCK

     During 1995, the Company purchased and retired 1,515,300 shares of its own common stock at a cost of $21,693,832. The Company's Board of Directors has authorized the Company to purchase up to an additional 1,000,000 shares of its own common stock from time to time in open-market or negotiated transactions.

     The Company issued 2,014,233 warrants on January 1, 1993 to purchase 2,014,233 shares of common stock at $8.30 which were recorded at their estimated fair value of $0.20 per warrant. The warrants may be exercised at any time prior to January 14, 2000, at which time the warrants expire. During the year ended December 31, 1995, 10,561 warrants were exercised.



9.   INCOME TAXES

     Income tax expense for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                Federal      State       Total
     1995:
        Current              $ 6,600,000  $1,260,000  $7,860,000
        Deferred                (500,000)    (60,000)   (560,000)
                             $ 6,100,000  $1,200,000  $7,300,000

     1994:
        Current              $ 5,593,800  $1,075,000  $6,668,800
        Deferred                (300,000)    (55,000)   (355,000)
                             $ 5,293,800  $1,020,000  $6,313,800

     1993:
        Current              $   900,000  $  400,000  $1,300,000
        Deferred               1,300,000     100,000   1,400,000
                             $ 2,200,000  $  500,000  $2,700,000

     The provisions for income tax differ from the amount computed by applying the statutory federal income tax rate due to the following:

                                  1995       1994        1993
Federal income taxes
  at the statutory rate      $ 6,392,788 $ 4,957,861 $ 1,407,071
Amortization not deductible      606,137     606,137     404,660
State income taxes, net of any
  current federal income tax
  benefit                        780,000     663,000     330,000
Other                           (478,925)     86,802     558,269
                              $7,300,000  $6,313,800  $2,700,000

     The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1995, 1994 and 1993 are as follows:

                                 1995        1994        1993

     Property and equipment  $12,208,187 $11,062,121 $11,172,498
     Intangibles              (1,456,567)   (860,566) (1,445,854)
     Accrued expenses         (1,992,093) (2,183,592)   (740,790)
     Reserve for pending sale
       of assets                                      (1,458,396)
     Other                      (142,071)  1,159,493     372,542
          Net Liability      $ 8,617,456 $ 9,177,456 $ 7,900,000

10.  STOCK-BASED COMPENSATION PLANS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The Company will continue to apply APB Opinion No. 25 in accounting for its plans as permitted by this statement. This statement, however, requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Pro forma disclosures required by a company that elects to continue to measure compensation cost using APB Opinion No. 25 will be made by the Company for the year ended December 31, 1996.

     At December 31, 1995, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

     1993 Stock Option Plan

     Under the Company's 1993 stock option plan, options to acquire up to 2,769,218 shares of common stock can be granted to officers and key employees at no less than the fair market value of the underlying stock on the date of grant. The plan permits the granting of non-
     qualified stock options as well as incentive stock options.      The
     options vest 30% upon grant, 30% upon the first anniversary of the grant date and 20% per year for each of the next two years thereafter and expire 10 years after grant. The plan will terminate no later than February 7, 2003. Information pertaining to the plan for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                    Number of      Option Price
                                      Shares         Per Share
                    1995:
Outstanding at beginning of year    1,286,310    $ 5.74 - $15.18
Granted                               245,000    $13.88 - $15.60
Exercised                             (27,790)   $ 5.74 - $ 6.46
Outstanding at end of year          1,503,520    $ 5.74 - $15.60
Exercisable at end of year          1,046,340    $ 5.74 - $14.04
Available for grant at end of year  1,092,618


                                    Number of      Option Price
                                      Shares         Per Share

                    1994:
Outstanding at beginning of year    1,365,620    $ 5.74 - $ 6.46
Granted                                10,000    $13.50 - $15.18
Exercised                             (89,310)   $ 5.74 - $ 5.97
Outstanding at end of year          1,286,310    $ 5.74 - $15.18
Exercisable at end of year            734,670    $ 5.74 - $13.50
Available for grant at end of year     87,618

                    1993:
Outstanding at beginning of year            0
Granted                             1,535,910     $5.74 - $6.46
Exercised                             (55,980)        $5.74
Surrendered                          (114,310)    $5.97 - $6.46
Outstanding at end of year          1,365,620     $5.74 - $6.46
Exercisable at end of year            370,500         $5.74
Available for grant at end of year     97,618


     Directors' Stock Options

     The Company has granted nonqualified stock options to purchase up to 65,000 shares of the Company's common stock to certain members of the Company's Board of Directors. These options vest 30% upon grant, 30% upon the first anniversary of the grant date and 20% per year for each of the next two years thereafter. Options to purchase up to 40,000 shares must be exercised in full prior to May 28, 1998 while the remaining options must be exercised in full prior to December 15, 2004. The exercise price of these options ranges from $5.74 per share to $14.34 per share.


     Employee Stock Purchase Plan

     Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 200,000 shares of common stock to its full-time and part-time employees, all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. Under the Plan, the Company sold 43,785 shares to employees in 1995 at a purchase price of $10.84 per share.



11.  COMMITMENTS AND CONTINGENCIES

     Lease Obligations

     The Company and its subsidiaries lease certain land and facilities used in their operations, including local marketing agreements for certain radio stations. Future minimum rental payments under all
     noncancellable            operating leases as of December 31, 1995 are
     payable as follows:

                       1996               $ 2,958,000
                       1997                 2,681,000
                       1998                 2,340,000
                       1999                 1,208,000
                       2000                 1,106,000
                       Thereafter           4,273,000
                                          $14,566,000

     Rental expense was approximately $3,471,000, $3,336,000, and $2,991,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company has a real estate lease for office space for its Atlanta operations with an affiliate of its majority shareholder. The annual rental rate is approximately $330,000.


     Legal Proceedings

     The Company is a party to various legal proceedings. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of the Company.





12.  BARTER TRANSACTIONS

     Barter revenue was approximately $4,976,000, $4,647,000, and $5,061,000 in 1995, 1994 and 1993, respectively. Barter expense was approximately $5,166,000, $4,164,000, and $4,941,000 in 1995, 1994
     and 1993, respectively.

     Included in accounts receivable and accounts payable in the accompanying consolidated balance sheets for 1995 and 1994 are barter accounts receivable (merchandise or services due the Company) of approximately $927,000 and $1,372,000, respectively, and barter accounts payable (air time due supplier of merchandise or service) of approximately $1,012,000 and $1,000,000, respectively.



13.  RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan covering substantially all employees who have met eligibility requirements. The Company matches 50% of participating employee contributions, subject to a maximum contribution by the Company of 1 1/2% of such employee's annual compensation up to $150,000 of such compensation. Total expense related to this plan was $334,253, $289,487, and $237,875 in 1995, 1994 and 1993, respectively.




14.  SUBSEQUENT EVENTS

     Acquisitions

     In February 1996, the Company entered into an agreement to acquire
     Noble Broadcast Group, Inc. ("Noble"), for   $152,000,000 in cash.
     Noble owns 10 radio stations, 4 of which serve Denver, Colorado, with 3 each serving St. Louis, Missouri and Toledo, Ohio; and provides programming to and sells air time for two stations serving the San Diego market. The broadcast signals for the stations serving the San Diego market originate from Mexico. The agreement is subject to the approval of the Federal Communications Commission and the satisfaction of certain other conditions. Pending consummation of the transaction, the Company entered into Time Brokerage Agreements for the stations in St. Louis and Toledo which began February 21, 1996, and will expire on the purchase date. The Company will finance this acquisition from the proceeds of a new credit facility discussed below.

     In February 1996, the Company signed an agreement and plan of merger to acquire Citicasters Inc. ("Citicasters") owner of 19 radio stations in eight U.S. markets as well as two network affiliated television stations. Citicasters' radio stations serve Atlanta, Georgia; Cincinnati and Columbus, Ohio; Kansas City, Kansas and Missouri; Phoenix, Arizona; Portland, Oregon; Sacramento, California; and Tampa, Florida. The television stations serve Cincinnati, Ohio and Tampa, Florida. The agreement is subject to the approval of the Federal Communications Commission and the satisfaction of certain other conditions. In conjunction with this agreement, the Company has delivered to the seller a $75,000,000 non-refundable deposit in the form of a letter of credit. The letter of credit requires annual fees of 1.25% and can be drawn upon by Citicasters if the merger agreement is terminated.

     Jacor will pay $29.50 in cash, plus, in the event that the closing does not occur prior to October 1, 1996, for each full calendar month ending prior to the merger commencing with October 1996, an additional amount of $.22125 in cash. In addition, for each share of Citicasters common stock held, Citicasters shareholders will receive one Jacor warrant to purchase a fractional share of Jacor common stock (which fraction is anticipated to be .2035247) at a price of $28.00 per full share of Jacor common stock. If the merger is not consummated by October 1, 1996, the exercise price for the warrants to purchase 4,400,000 shares of Jacor stock will be reduced to $26.00 per share. The cash purchase price, which is approximately $630,000,000, will increase by approximately $5,000,000 for each full month subsequent to October, 1996 but prior to the merger.





     New Credit Agreement

     On February 20, 1996 the Company entered into a new credit facility. The Company's new senior debt consists of two facilities (the "Facilities") provided under an agreement (the "Existing Credit Facility") with ten banks: a $190,000,000 reducing revolving credit facility ("Revolving A Loans") and a $110,000,000 reducing revolving credit facility ("Revolving B Loans"). Both facilities mature on December 31, 2003. The indebtedness of the Company under the Facilities is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock, and is guaranteed by those subsidiaries.

     The Revolving A Loans will be used primarily to refinance existing debt and to complete the Noble acquisition. The Revolving B Loans will be used to finance acquisitions, stock repurchases and for working capital and other general corporate purposes.

     The commitment under the Revolving A Loans will be reduced by $2,500,000 each quarter commencing January 1, 1997 and by increasing quarterly amounts in each succeeding year. The commitment under the Revolving B Loans will be reduced by $5,000,000 for each quarter commencing January 1, 1998.

     The Company is required to make mandatory prepayments of the Facilities equal to (i) net proceeds from any debt offerings, (ii) 50% of net proceeds from any equity offerings to bring the Company's leverage ratio down to 5 to 1, (iii) 50% of excess cash flow, as defined, beginning in 1997, and (iv) net after tax proceeds received from asset sales or other dispositions.





     Interest under the Facilities is payable, at the option of the Company, at alternative rates equal to the Eurodollar rate plus 1% to 2 3/4% or the base rate announced by Banque Paribas plus up to 1 1/2%. The spreads over the Eurodollar rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees of 3/8% to 1/2% per annum on the unused portion of the commitment on both Facilities depending on the Company's financial leverage. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the Facilities.

     The Existing Credit Facility contains a number of covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to (i) the incurrence of additional indebtedness; (ii) investments and acquisitions, except under specified conditions; (iii) the incurrence of additional liens; (iv) the disposition of assets;
     (v) the payment of cash dividends; (vi) capital expenditures; and
     (vii) mergers, changes in business, and transactions with affiliates.




Supplementary Data

Quarterly Financial Data
for the years ended December 31, 1995 and 1994 (Unaudited)


                            First        Second        Third        Fourth
                           Quarter       Quarter      Quarter       Quarter

1995
Net revenue             $24,016,183   $30,866,300   $32,293,562   $31,714,786
Operating income          1,060,526     5,628,006     5,899,472     6,029,017
Net income                  751,314     3,528,561     3,488,305     3,196,929
Net income per
   common share (1)           0.04          0.17          0.17         0.16

1994
Net revenue             $19,782,029   $30,010,219   $28,498,476   $28,719,724
Operating income (loss)    (519,163)    4,364,512     4,784,215     4,853,514
Net income (loss)          (220,443)    2,374,259     2,629,384     3,068,316
Net income (loss) per
   common share (1)         (0.01)          0.11          0.12         0.14




NOTE:

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


                   None.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                           PART III


Item 10. Directors and Executive Officers of Registrant

The information set forth under the captions "Election of Directors," "Board of Directors, Its Committees, Meetings and Functions," and "Security Ownership of Certain Beneficial Owners and Management-Reports of Changes in Beneficial Ownership" contained in the Company's definitive Proxy Statement to be filed during April 1996 for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1996, is incorporated herein by reference. Certain information with respect to the executive officers of Registrant is set forth under the caption "Executive Officers of Registrant" appearing at the end of Part I of this Report.

Item 11. Executive Compensation

The information set forth under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement to be filed during April 1996 for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1996, is incorporated herein by reference, except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-headings "Compensation Committee Report" and "Stock Performance" are specifically not incorporated by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management," contained in the Company's definitive Proxy Statement to be filed during April 1996 for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1996, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" contained in the Company's definitive Proxy Statement to be filed during April 1996 for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1996, is incorporated herein by reference.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                            PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) List of Documents filed as part of this Report:

          (1) Financial Statements
               The financial statements of Registrant as set forth under Item 8 of this Report on Form 10-K

                                                     Page Number

          (2) Financial Statement Schedules

              Report of Coopers & Lybrand,
                  Independent Accountants                49

              Schedule II - Valuation and Qualifying
                  Accounts and Reserves                  96

                 Schedules other than those listed
                 above are omitted for the reason
                 that they are not applicable or are
                 not required or the information is
                 included in the financial statements
                 or notes thereto.

          (3)  Exhibits

               Reference is made to the exhibit index
               commencing on page 79 hereof, listing
               the exhibits included as part of this
               Report





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


                                  JACOR COMMUNICATIONS, INC.
                                         (The Company)



Date  March 29, 1996         By  /s/ R. Christopher Weber
                                 R. Christopher Weber,
                                 Senior Vice President and
                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date  March 29, 1996                   /s/ Randy Michaels
                                       Randy Michaels,
                                       President, Co-Chief
                                       Operating Officer and Director
                                       (Principal Executive Officer)





Date  March 29, 1996                /s/ Robert L. Lawrence
                                    Robert L. Lawrence,
                                    Co-Chief Operating Officer
                                    and Director





Date  March 29, 1996                /s/ Sheli Z. Rosenberg
                                    Sheli Z. Rosenberg,
                                    Board Chair and Director

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                     SIGNATURES, Continued




Date  March 29, 1996                 /s/ John W. Alexander
                                     John W. Alexander,
                                        Director




Date  March 29, 1996                /s/ Rod F. Dammeyer
                                    Rod F. Dammeyer,
                                      Director




Date  March 29, 1996                  /s/ F. Philip Handy
                                      F. Philip Handy,
                                        Director




Date  March 29, 1996                    /s/ Marc Lasry
                                        Marc Lasry,
                                         Director




Date  March 29, 1996                /s/ R. Christopher Weber
                                    R. Christopher Weber
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)


                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

 2.1      Agreement and Plan of Merger dated February 12, 1996
          (the "Merger Agreement") among Citicasters Inc., the Registrant and JCAC, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 27, 1996.
          *

 2.2      Stockholders Agreement dated February 12, 1996 among
          the Registrant, JCAC, Inc., Great American Insurance Company, American Financial Corporation, American Financial Enterprises, Inc., Carl H. Lindner, The Carl H. Lindner Foundation and S. Craig Lindner. Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 27, 1996.
          *

 2.3 Jacor Shareholders Agreement dated February 12, 1996 among Citicasters Inc. and Zell/Chilmark Fund L.P. Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated February 27, 1996. *

 2.4      Escrow Agreement among the Registrant, Citicasters Inc.
          and PNC Bank dated March 13, 1996.  Incorporated by reference to
          Exhibit 2.4 to Registrant's Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 22, 1996. *

 2.5      Irrevocable Letter of Credit, Banque Paribas, Chicago
          Branch dated March 13, 1996.  Incorporated by reference to
          Exhibit 2.5 to Registrant's Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 22, 1996. *

 2.6 Letter of Credit and Reimbursement Agreement by and between the Registrant and Banque Paribas dated March 13, 1996. Incorporated by reference to Exhibit 2.6 to Registrant's Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 22, 1996. *

 2.7 Form of Employment Continuation Agreement (executive officer form) between Citicasters Inc. and [executive officer] (referred to as exhibit 6.6(c)(i) in Merger Agreement).
          Incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated February 27, 1996. *

                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

 2.8 Form of Employment Continuation Agreement (management form) between Citicasters Inc. and [manager] (referred to as exhibit 6.6(c)(ii) in Merger Agreement). Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated February 27, 1996. *

 2.9      Form of Warrant Agreement between the Registrant, and
          KeyCorp Shareholder Services, Inc., as warrant agent (referred to as exhibit 3.1 in Merger Agreement). Incorporated by reference to Exhibit 2.7 to the Registrant's Current Report on Form 8-K dated February 27, 1996. *

 2.10 Stock Purchase and Stock Warrant Redemption Agreement dated as of February 20, 1996 among the Registrant, Prudential Venture Partners II, L.P., Northeast Ventures, II, John T. Lynch, Frank A. DeFrancesco, Thomas R. Jiminez, William R. Arbenz, CIHC, Incorporated, Bankers Life Holding Corporation and Noble Broadcast Group, Inc. ("Noble") (omitting exhibits not deemed material or filed separately in executed form). [Prudential and Northeast are sometimes referred to hereafter as the "Class A Shareholders"; Lynch, DeFrancesco, Jiminez and Arbenz as the "Class B Shareholders"; and CIHC and Bankers Life as the Warrant Sellers.] Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 2.11 Investment Agreement dated as of February 20, 1996 among the Registrant, Noble and the Class B Shareholders (omitting exhibits not deemed material). Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 2.12 Warrant to Purchase Class A Common Stock of Noble issued to the Registrant. Incorporated by reference to Exhibit
          2.3 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *
                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

 2.13 Indemnification and Escrow Agreement dated as of February 20, 1996 among the Registrant, Noble, the Class A Shareholders, the Class B Shareholders, the Warrant Sellers, The Fifth Third Bank and Conseco, Inc. Incorporated by reference to
          Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 2.14     Stock Escrow and Security Agreement dated as of
          February 20, 1996 among the Registrant, Noble, the Class B Shareholders, Philip H. Banks, as trustee, and The Fifth Third Bank, as escrow agent (omitting exhibits not deemed material or filed separately in executed form). Incorporated by reference to
          Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 2.15 Trust Agreement dated as of February 20, 1996 among the Class B Shareholders and their spouses, and Philip H. Banks, as trustee. Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 2.16     Registration Rights Agreement dated as of February 20,
          1996 between the Registrant and Noble. Incorporated by reference to Exhibit 2.7 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 2.17 Asset Purchase Agreement dated as of February 20, 1996 among Chesapeake Securities, Inc. (a Registrant subsidiary), Noble Broadcast of San Diego, Inc., Sports Radio, Inc. and Noble Broadcast Center, Inc. Incorporated by reference to Exhibit 2.7 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 2.18     Jacor-CMM Limited Partnership Agreement of Limited
          Partnership dated January 1, 1994, by and between Jacor Cable, Inc., Up Your Ratings, Inc. and the Registrant. Incorporated by reference to Exhibit 2.2 of the Registrant's Annual Report on Form 10-K dated March 30, 1995. *

                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

 2.19     Amendment No. 1 to Jacor-CMM Limited Partnership
          Agreement of Limited Partnership dated July 22, 1994, by and between Jacor Cable, Inc., Up Your Ratings, Inc. and the Registrant to amend the Jacor-CMM Limited Partnership Agreement of Limited Partnership dated January 1, 1994. Incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K dated March 30, 1995. *

 2.20     Amendment No. 2 to Jacor-CMM Limited Partnership
          Agreement of Limited Partnership with an effective date as of January 1, 1994, by and between Jacor Cable, Inc., Up Your Ratings, Inc. and the Registrant to amend the Jacor-CMM Limited Partnership Agreement of Limited Partnership dated January 1, 1994. Incorporated by reference to Exhibit 2.4 of the Registrant's Annual Report on Form 10-K dated March 30, 1995. *

 3.1      Amended and Restated Articles of Incorporation of the
          Registrant. Incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, effective January 22, 1993. *

 3.2      Amended and Restated Code of Regulations of the
          Registrant. Incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q dated July 29, 1994. *

 4.1 Specimen Common Stock Certificate. Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-A, dated January 12, 1993.

 4.2 Credit Agreement dated as of February 20, 1996, among the Registrant, the Banks named therein, Banque Paribas, as Agent, and The First National Bank of Boston and Bank of America Illinois, as Co-Agents (omitting exhibits not deemed material or filed separately in executed form). Incorporated by reference to
          Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.3      Revolving A Note in favor of Banque Paribas by the
          Registrant dated as of February 20, 1996. (1) Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.4      Revolving B Note in favor or Banque Paribas by the
          Registrant dated as of February 20, 1996. (1) Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.5 Security Agreement dated as of February 20, 1996 among the Registrant, Banque Paribas, as Agent, for itself, the Co-Agents and the Banks. Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated March 6, 1996.*

                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

 4.6 Pledge Agreement dated as of February 20, 1996 among the Registrant, Banque Paribas, as Agent, for itself, the Co-Agents and the Banks. Incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.7      Trademark Security Agreement dated as of February 20,
          1996 among the Registrant, Banque Paribas, as Agent, for itself, the Co-Agents and the Banks. Incorporated by reference to
          Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.8 Subsidiary Guaranty dated as of February 20, 1996, by various subsidiaries of the Registrant in favor of Banque Paribas, as Agent, for itself, the Co-Agents and the Banks. (2) Incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.9      Subsidiary Security Agreement dated as of February 20,
          1996, by various Company subsidiaries in favor of Banque Paribas, as Agent, for itself, the Co-Agents and the Banks (omitting exhibits not deemed material). (2) Incorporated by reference to
          Exhibit 4.8 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.10     Primary Pledge Agreement dated as of February 20, 1996
          among Chesapeake Securities, Inc. (a subsidiary of the
          Registrant), Banque Paribas as Agent, for itself, the Co-Agents and the Banks. (3) Incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K dated March 6, 1996.
          *

 4.11     Secondary Pledge Agreement dated as of February 20,
          1996 between the Registrant and Chesapeake Securities, Inc. (a subsidiary of the Registrant). (4) Incorporated by reference to
          Exhibit 4.10 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

 4.12     Subsidiary Trademark Agreement dated as of February 20,
          1996 among Jacor Broadcasting of Tampa Bay, Inc., Jacor Broadcasting of Atlanta, Inc., Jacor Broadcasting Corporation and Jacor Broadcasting of Florida, Inc. in favor of Banque Paribas as Agent, for itself, the Co-Agents and the Banks. Incorporated by reference to Exhibit 4.11 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.13 Deed to Secure Debt and Security Agreement, dated as of February 20, 1996, by and between Jacor Broadcasting of Atlanta, Inc. and Banque Paribas, as Agent. Incorporated by reference to Exhibit 4.12 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.14 Deed of Trust and Security Agreement, dated as of February 20, 1996, between Jacor Broadcasting of Colorado, Inc. and the Public Trustee in the County of Weld and the State of Colorado. (6) Incorporated by reference to Exhibit 4.13 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.15     Open-End Mortgage, Assignment of Rents and Leases and
          Security Agreement, dated February 20, 1996, by and between Jacor Broadcasting Corporation and Banque Paribas, as Agent. (7) Incorporated by reference to Exhibit 4.14 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.16     Open-End Mortgage, Assignment of Rents and Leases and
          Security Agreement dated as of February 20, 1996, by Jacor Broadcasting of Tampa Bay, Inc. in favor of Banque Paribas, as Agent. (8) Incorporated by reference to Exhibit 4.15 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.17     Deed of Trust and Security Agreement, Assignment of
          Leases, Rents and Profits, Financing Statement and Fixture Filing made by Chesapeake Securities, Inc. for the Benefit of Banque Paribas, as Agent, dated as of February 20, 1996. Incorporated by reference to Exhibit 4.16 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *


                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

 4.18     Second Consolidated Amended and Restated Intercompany
          Demand Note issued to the Company by various subsidiaries of the Registrant dated as of February 20, 1996. (5) Incorporated by reference to Exhibit 4.17 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.19     Second Amended and Restated Intercompany Security
          Agreement and Financing Statement dated as of February 20, 1996 by various subsidiaries of the Registrant in favor of the Company (omitting exhibits not deemed material). (2) Incorporated by reference to Exhibit 4.18 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

 4.20(+)  Restricted Stock Agreement dated as of June 23, 1993 by and between the Registrant and Rod F. Dammeyer. (9)
          Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q dated August 13, 1993. *

 4.21(+) Stock Option Agreement dated as of June 23, 1993 between the Registrant and Rod F. Dammeyer covering 10,000 shares of the Registrant's common stock. (10) Incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q dated August 13, 1993. *

 4.22(+) Stock Option Agreement dated as of December 15, 1994 between the Registrant and Rod F. Dammeyer covering 5,000 shares of the Registrant's common stock. (11) Incorporated by reference to Exhibit 4.23 to the Registrant's Quarterly Report on Form 10-Q dated August 13, 1993. *

10.1      Credit Agreement dated as of February 20, 1996 among
          Broadcast Finance, Inc. (a Registrant subsidiary), Noble Broadcast Group, Inc. and Noble Broadcast Holdings, Inc. (omitting exhibits not deemed material or filed separately in executed form). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *


                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location

10.2 Subsidiary Guaranty dated as of February 20,1996 in favor of Broadcast Finance, Inc. by Noble Broadcast Center, Inc., Noble Broadcast of Colorado, Inc., Noble Broadcast of St. Louis, Inc., Noble Broadcast of Toledo, Inc., Nova Marketing Group, Inc., Noble Broadcast Licenses, Inc., Noble Broadcast of San Diego, Inc., Sports Radio, Inc. and Sports Radio Broadcasting, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

10.3      Term Note in the amount of $40,000,000 by Noble
          Broadcast Holdings, Inc. in favor of Broadcast Finance, Inc. dated as of February 20, 1996. Incorporated by reference to
          Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

10.4      Revolving Note in the amount of $1,000,000 by Noble
          Broadcast Holdings, Inc. in favor of Broadcast Finance, Inc. dated as of February 20, 1996. Incorporated by reference to
          Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 6, 1996. *

10.5(+)   Jacor Communications, Inc. 1993 Stock Option Plan.
          Incorporated by reference to Exhibit 99 to the Quarterly Report on Form 10-Q dated August 13, 1993. *

10.6(+)   Jacor Communications, Inc. 1995 Employee Stock
          Purchase Plan. Incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-8, filed on November 9, 1994. *

11 Statement re computation of per share earnings. See page 90.

21        Subsidiaries of Registrant.  See page 91.

23.1      Consent of Independent Accountants.  See page 92.

27        Financial Data Schedule.  See page 93.

99.1      Press Release dated February 13, 1996.  See pages
          94 and 95.



                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location


               `

(*)  Incorporated by reference as indicated.

(+)  Management Contracts and Compensatory Arrangements.

(1) Identical Notes were issued by the Company in favor of the following Banks:
          The First National Bank of Boston
          Bank of America Illinois
          Bank of Montreal
          The Bank of New York
          The Bank of Nova Scotia
          CIBC, Inc.
          First Bank
          Society National Bank
          Union Bank
     The aggregate principal amount of Revolving A Notes is $190 million. The aggregate principal amount of the Revolving B Notes is $110 million.

(2)  Executed by the following subsidiaries of the Registrant:
          Jacor Broadcasting of Florida, Inc.
          Jacor Broadcasting of Atlanta, Inc.
          Jacor Broadcasting of Knoxville, Inc.
          Jacor Broadcasting of Colorado, Inc.
          Jacor Broadcasting of Tampa Bay, Inc.
          Jacor Broadcasting of St. Louis, Inc.
          Jacor Cable, Inc.
          Georgia Network Equipment, Inc.
          Jacor Broadcasting Corporation
          Broadcast Finance, Inc.
          Chesapeake Securities, Inc.
          OIA Broadcasting L.L.C.

(3)  An identical Primary Pledge Agreement was executed by Jacor
     Broadcasting of Atlanta, Inc.

(4)  An identical Secondary Pledge Agreement was executed by
     Jacor Broadcasting of Atlanta, Inc.


                             INDEX TO EXHIBIT

Exhibit             Name and Description/Location


(5) Such notes were issued by the subsidiaries of the Registrant identified in (2) above.

(6)  A substantially similar document was entered into by Jacor
     Broadcasting of Colorado, Inc. relating to real property located in Douglas County, Colorado.

(7)  A substantially similar document was entered into by Jacor
     Broadcasting Corporation relating to real property located in Hamilton County, Ohio.

(8) Substantially similar documents were entered into by Jacor of Tampa Bay, Inc. relating to real property located in Manatee County, Florida and by Jacor Broadcasting of Florida relating to real property located in Duval County, Florida and St. Johns County, Florida.

(9)  Substantially identical documents were entered into with
     John W. Alexander, F. Philip Handy and Marc Lasry covering
     20,000, 30,000 and 10,000 shares of common stock,      respectively.

(10) Identical documents were entered into with John W.
     Alexander, F. Philip Handy and Marc Lasry.

(11) Identical documents were entered into with John W.
     Alexander, F. Philip Handy, Marc Lasry and Sheli Z.
     Rosenberg.




          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES










               REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Jacor Communications, Inc.

Our report on the consolidated financial statements of Jacor
Communications, Inc. and Subsidiaries is included on page 49 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 75 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
February 12, 1996 except for
Note 14, as to which the
date is March 13, 1996


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                          EXHIBIT 11
  Computation of Consolidated Income (Loss) Per Common Share for the Years ended December 31, 1995, 1994 and 1993


                                        1995           1994         1993

Income for primary and fully
  diluted computation:
     Income                         $10,965,109   $  7,851,516  $ 1,438,443


Primary (1):
     Weighted average common shares
       and dilutive common stock
       equivalents:
          Common stock outstanding   18,907,900     19,572,652   13,163,264
          Stock purchase warrants       911,203        797,529      611,879
          Stock options                 793,602        738,996      729,384
          Contingently issuable
            common shares               300,000        300,000
                                     20,912,705     21,409,177   14,504,527

Primary income per common share:       $ 0.52         $ 0.37       $ 0.10


NOTE:

1. Fully diluted earnings per share is not presented since it approximates primary income per share.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                          EXHIBIT 21

The following is a list of the subsidiaries of the Company as of December 31, 1995. All of these subsidiaries are included in the Consolidated Financial Statements which are a part of this report.


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

Chesapeake Securities,
  Inc.                   Subsidiary      Delaware        100%


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                         EXHIBIT 23.1








              CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Jacor Communications, Inc. on Forms S-8 (File No. 33-65126, File No. 33-10329, and File No. 33-56385) and on Form S-3 (File No. 33-53612) of our reports dated February 12, 1996 except for Note 14, as to which the date is March 13, 1996 on our audits of the consolidated financial statements and financial statement schedule of Jacor Communications, Inc. and Subsidiaries as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, which reports are included in this Annual Report on Form 10-K.









COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
March 28, 1996

                                              EXHIBIT  99.1


                  JACOR REPORTS CONTINUED IMPROVEMENTS IN
                            BROADCAST CASH FLOW



CINCINNATI, FEBRUARY 13 - Jacor Communications, Inc. (NASDAQ: JCOR), owner and operator of radio stations in seven U.S. markets, today reported a 19-percent increase in broadcast cash flow for the twelve months ended December 31, 1995 and an 18-percent increase in broadcast cash flow for the fourth quarter of 1995.

Jacor's broadcast cash flow for the 1995 twelve-month period rose 19 percent to $31.6 million from $26.5 million in the same twelve-month period of 1994. Fourth quarter broadcast cash flow rose 18 percent to $9.7 million in 1995 from $8.2 million in the same quarter of 1994. Net revenues for the twelve-month period rose 11 percent to $118.9 million from $107.0 million in the 1994 period. Fourth quarter 1995 net revenues rose 10 percent to $31.7 million from $28.7 million in the 1994 period.

On a "same station" basis - reflecting results from stations operated in the twelve months of both 1995 and 1994 - Jacor's broadcast cash flow rose 11 percent to $30.5 million for the twelve months of 1995 from $27.4 million in the same period last year. Broadcast cash flow on the "same station" basis for the fourth quarter of 1995 rose 9 percent to $9.1 million from $8.3 million for the fourth quarter of 1994.

The company reported net income of $11.0 million or 52 cents per share, during the twelve months of 1995. Results for the same period last year reflected net income of $7.9 million, or 37 cents per share. Net income for the fourth quarter of 1995 was $3.2 million or 16 cents per share. Results for the fourth quarter of 1994 reflected net income of $3.1 million or 14 cents per share.

Randy Michaels, Jacor president and co-chief operating officer said, "1995 was another strong growth year for Jacor, in spite of a weak baseball market due to baseball's continued labor troubles. 1995 was also a year of significant investment spending, mostly within Jacor's current markets. These investments, combined with Jacor's recently announced acquisitions and Telecommunications reform have set up 1996 to be another year of exceptional growth."

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


CONTACT:  Chris Weber
                     513/621-1300
                     or
                     Kirk Brewer
                     312/466-4096


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and twelve months ended December 31, 1995 and 1994
             (In thousands, except per share amounts)
                           (UNAUDITED)



                                 Three Months Ended    Twelve Months Ended
                                   December 31,            December 31,
                                  1995        1994       1995         1994

Broadcast revenue             $   35,455  $   32,091  $  133,103   $ 119,635
  Less agency commissions          3,740       3,372      14,212      12,625
     Net revenue                  31,715      28,719     118,891     107,010

Broadcast operating expenses      22,049      20,548      87,290      80,468

Broadcast cash flow (1)            9,666       8,171      31,601      26,542

Depreciation and amortization      2,700       2,463       9,483       9,698
Corporate general and
  administrative expenses            937         855       3,501       3,361

      Operating income             6,029       4,853      18,617      13,483

Interest expense                    (851)       (105)     (1,444)       (534)
Other income, net                     37         418       1,092       1,216
    Income before
      income taxes                 5,215       5,166      18,265      14,165

Income tax expense                (2,018)     (2,098)     (7,300)     (6,313)

   Net income                  $   3,197   $   3,068   $  10,965   $   7,852

Income per common share          $ 0.16     $  0.14      $ 0.52       $ 0.37

Number of common shares used
  in per share computations       20,244      21,334      20,913      21,409


(1) Operating income before depreciation and amortization and corporate general and administrative expenses.


           JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES for the years ended December 31, 1995, 1994 and 1993

                                                          Additions
                                   Balance at       Charged to    Operating
                                   Beginning        Costs and     Companies
    Description                    of Period         Expenses      Acquired

Year ended December 31, 1995:
  Allowance for doubtful trade
    accounts receivable           $ 1,348,291      $ 1,136,888
  Allowance for uncollectible
    notes receivable              $   550,000      $  (200,000)



Year ended December 31, 1994:
  Allowance for doubtful trade
    accounts receivable           $ 1,082,302      $ 1,441,925
  Allowance for uncollectible
    notes receivable              $   700,000      $  (150,000)



Year ended December 31, 1993:
  Allowance for doubtful trade
    accounts receivable           $   959,117      $   957,749
  Allowance for uncollectible
    notes receivable                   -0-         $   700,000



           JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                            Deductions
                                    Accounts        Operating       Balance
                                  Written off,      Companies       at End
    Description                       Net            Disposed      of Period

Year ended December 31, 1995:
  Allowance for doubtful trade
    accounts receivable           $  (879,315)                  $ 1,605,864
  Allowance for uncollectible
    notes receivable                                            $   350,000



Year ended December 31, 1994:
  Allowance for doubtful trade
    accounts receivable           $(1,175,936)                   $ 1,348,291
  Allowance for uncollectible
    notes receivable                                             $   550,000



Year ended December 31, 1993:
  Allowance for doubtful trade
    accounts receivable          $   (834,564)                   $ 1,082,302
  Allowance for uncollectible
    notes receivable                   -0-                       $   700,000