Form 10-K/A
period 1995-12-31
JACOR COMMUNICATIONS INC
filed 1996-04-26
CIK 702808

FORM 10-K/A
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



There are 108 pages in this document.
The index of exhibits appears on page 91.

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

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Item  1. Business, Continued

                                                                             Target
                     Jacor(J)                                              Demographic
   Market/       Citicasters(C)                                   Target     Share
   Station           Noble(N)          Format                  Demographic   %/Rank
Atlanta
  WPCH-FM                J         Adult Contemporary         Women 25-54    9.8/2
  WGST-AM/FM(1)          J         News Talk                  Men 25-54      5.5/17
  WKLS-FM                C         Album Oriented Rock        Men 18-34     11.3/3
San Diego
  KHTS-FM                J         TBD
  XTRA-FM(2)             N         Rock Alternative           Men 18-34     10.5/1
  XTRA-AM(2)             N         Sports                     Men 25-54      4.5/6
Denver(3)
  KOA-AM                 J         News Talk                  Men 25-54     10.4/1
  KRFX-FM                J         Classic Rock               Men 25-54      9.6/2
  KBPI-FM                J         Album Oriented Rock        Men 18-34     10.0/2
  KTLK-AM                J         Talk                       Adults 35-64   3.2/10
  KHIH-FM                N         Jazz                       Adults 25-54   4.9/10
  KHOW-AM                N         Talk                       Adults 25-54   1.8/18
  KBCO-AM                N         Talk                       Adults 25-54     -
  KBCO-FM                N         Album Oriented Rock        Men 18-34      6.8/3
Phoenix
  KSLX-AM/FM             C         Classic Rock               Men 25-54      6.9/3
St. Louis
  KMJM-FM                N         Urban Adult Contemporary   Adults 25-54   6.3/6
  KATZ-FM                N         Urban Talk                 Adults 25-54   1.2/18
  KATZ-AM                N         Black Oldies               Adults 35-64   1.6/15
Tampa
  WFLA-AM                J         News Talk                  Adults 25-54   3.7/13
  WFLZ-FM                J         Contemporary Hit Radio     Adults 18-34  16.1/1
  WDUV-FM                J         Beautiful/EZ               Adults 35-64   4.5/10
  WBRD-AM                J         Talk                       Adults 35-64     -
  WXTB-FM                C         Album Oriented Rock        Men 18-34     21.8/1
  WTBT-FM                C         Classic Rock               Men 25-54      6.0/5
Cincinnati(3)
  WLW-AM                 J         News Talk                  Men 25-54     16.8/1
  WEBN-FM                J         Album Oriented Rock        Men 18-34     21.0/1
  WOFX-FM                J         Classic Rock               Men 25-54      5.9/6
  WCKY-AM                J         Talk                       Adults 35-64   5.9/6
  WWNK-FM                C         Adult Contemporary         Women 25-54    7.8/4
  WKRQ-FM                C         Contemporary Hit Radio     Women 18-34   13.5/2
Columbus
  WTVN-AM                C         Adult Contemporary/Talk    Adults 25-54   4.9/7
  WLVQ-FM                C         Album Oriented Rock        Men 18-34     11.3/2
  WHOK-FM                C         Country                    Adults 25-54   4.0/8
  WLLD-FM                C         Country                    Adults 25-54   3.3/11
  WLOH-AM                C         News                       Adults 35-64     -
Kansas City
  WDAF-AM                C         Country                    Adults 35-64   8.3/2
  KYYS-FM                C         Album Oriented Rock        Men 18-34     11.7/4
Sacramento
  KRXQ-FM                C         Album Oriented Rock        Men 18-34      6.2/5
  KSEG-FM                C         Classic Rock               Men 25-54      6.2/4


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

              Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the definitive Proxy Statement to be filed in May 1996 for the Annual Meeting of Shareholders to be held approximately twenty business days following the mailing of such definitive Proxy Statement.

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

Item 6.  Selected Financial Data

                           1995(1)       1994(1)        1993(1)      1992(1)      1991(1)
For the year:
Net revenue             $118,890,831  $107,010,448   $89,932,200   $70,505,959  $64,237,752 Broadcast operating
  expense                 87,290,409    80,468,077    69,520,397    55,782,048   48,206,072
Station operating
  income excluding
  depreciation and
  amortization            31,600,422    26,542,371    20,411,803    14,723,911   16,031,680
Depreciation and
  amortization             9,482,883     9,698,030    10,222,844     6,399,093    7,287,879 Reduction in carrying
  value of assets to
  net realizable value                                               8,600,000
Corporate general and
  administrative
  expenses                 3,500,518     3,361,263     3,563,800     2,926,075    2,681,672
Operating income (loss)   18,617,021    13,483,078     6,625,159    (3,201,257)   6,062,129
Net interest income
    (expense)               (184,140)      684,317    (2,475,820)  (13,443,318) (16,226,234)
Gain on sale of radio
  stations                                                                       13,013,527
Other non-operating
  expense net               (167,772)       (2,079)      (10,895)   (7,056,771)    (301,897)
Income (loss) before
  income tax and
  extraordinary item      18,265,109    14,165,316     4,138,444   (23,701,346)   2,547,525
Net income (loss)       $ 10,965,109  $  7,851,516   $ 1,438,444  $(23,701,346) $ 1,467,525

Net income (loss) per
  common share: (2)
   Primary and fully
     diluted               $  0.52       $  0.37       $ 0.10       $(61.50)      $ 2.32
Weighted average shares
  outstanding: (2)
   Primary and fully
     diluted              20,912,705    21,409,177    14,504,527     381,430      405,927

Other Financial Data:

Broadcast cash flow (3)  $31,600,422   $26,542,371   $20,411,803   $14,723,911  $16,031,680
At year end:

Working capital
  (deficit)            $ 24,435,764   $44,637,439 $38,658,756  $(140,547,337)(4)$(128,455,248)
Intangible assets
  (net of accumulated
  amortization)         127,157,762    89,543,301  84,991,361    70,037,759(4)   81,738,386
Total assets            208,839,091   173,579,355 159,908,529   122,000,391(4)  125,487,201
Long-term debt
  (including current
  portion)               45,500,000                             140,541,948(4)  137,666,850
Common stock purchase
  warrants                  388,055       390,167     390,397       487,000(4)    1,257,084
Shareholders' equity
  (deficit)             139,073,075   148,793,980 140,413,191  (50,840,346)(4)  (27,383,036)


NOTES:


(1)  The comparability of the information reflected in this
selected financial data is affected by the purchase of radio
station KBPI-FM (formerly KAZY-FM), in Denver, Colorado     (July
1993); the purchase and interim operation of radio     station   WOFX-
FM (formerly WPPT-FM) under a Local Marketing     Agreement      in
Cincinnati, Ohio (April 1994); the purchase of    radio     stations
WJBT-FM, WZAZ-AM, and WSOL-FM (formerly WHJX-     FM) in
Jacksonville, Florida (August 1995); the purchase of   radio
stations WDUV-FM and WBRD-AM in Tampa, Florida (August      1995);
the sale of radio stations WMJI(FM), in Cleveland,     Ohio and
WYHY(FM), in Nashville, Tennessee (January 1991),      the sale of
Telesat Cable TV (May 1994), the January 11,
     1993 recapitalization plan, that substantially modified the
Company's debt and capital structure (such recapitalization      was
accounted for as if it had been completed January 1,
     1993) and the March 1993 refinancing.  For information
related to acquisitions in 1993, 1994 and 1995 see Notes 2
and 3 of Notes to Consolidated Financial Statements.  For
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

                           ELECTION OF DIRECTORS

Information Concerning Nominees
     The Company's Amended and Restated Code of Regulations currently provides that the Board of Directors of the Company shall consist of a minimum of five and a maximum of fifteen members. In accordance with the Amended and Restated Code of Regulations, the Board of Directors has established the current number of Directors of the Company at eight, but such number will be reduced to seven members effective as of the date of the Annual Meeting. This reduction is the result of David M. Schulte's resignation from the Company's Board of Directors in February 1996. At the Annual Meeting, seven Directors will be elected and will hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. The Board of Directors has nominated the seven incumbent Directors for election by the Shareholders at the Annual Meeting.

     The following table sets forth, with respect to each nominee for Director of the Company, his or her age, principal occupation during the past five years, other positions he or she holds with the Company, if any, and the year in which he or she first became a Director of the Company. Each of the nominees is currently a Director of the Company.
                                                      Year First
Name and Principal Occupation                           Became
During Past Five Years                            Age  Director

JOHN W. ALEXANDER - President of Mallard          49     1993
Creek Capital Partners, a private investment firm with interests in real estate and development entities, since February 1994.
He is also a Partner of Meringoff Equities, a private real estate investment and development partnership. Mr. Alexander has also served as a Trustee of Equity
Residential Properties Trust, a real estate investment trust, since May 1993.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





                                                      Year First
Name and Principal Occupation                           Became
During Past Five Years                            Age  Director

ROD F. DAMMEYER - President and Chief Executive   55     1993
Officer of Anixter International Inc. (formerly know as Itel Corporation), a Chicago-based value-added provider of integrated networking and cabling solutions. Mr. Dammeyer has been President and a director of Anixter International since 1985, Chief Executive Officer since 1993, and President and Chief Executive Officer since February 1994; and a director of Great
American Management and Investment, Inc.
("GAMI"), a diversified manufacturing company, since 1992. He is a member of the boards of directors of ANTEC Corporation; Capsure Holdings
Corp.; Falcon Building Products, Inc.; IMC Global,
Inc; Lukens, Inc.; Revco D.S., Inc.; and
Sealy Corporation. Mr. Dammeyer is a trustee of several VanKampen American Capital, Inc. trusts.

F. PHILIP HANDY - President of Winter Park        51     1993
Capital Company, a private investment firm, since 1980. Mr. Handy is a director of Anixter
International Inc.; GAMI; Q-Tel, S.A. de C.V.;
and Banca Quadrum, S.A. (formerly Servicios
Financieros Quadrum, S.A.).

MARC LASRY - Executive Vice President of Amroc    36     1993
Investments, Inc., a private investment firm, since 1990. Mr. Lasry was the Director and Senior Vice President of the corporate re-organization department of Cowen & Co., a privately-owned brokerage firm, from 1987 to 1989. From January 1989 to September 1990, he was a portfolio manager for Amroc Investments, L.P., a private investment fund.

ROBERT L. LAWRENCE - Co-Chief Operating Officer   43     1993
of Jacor. Mr. Lawrence has served as an officer of Jacor since 1986.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





                                                      Year First
Name and Principal Occupation                           Became
During Past Five Years                            Age  Director

RANDY MICHAELS - President and Co-Chief            43    1993
Operating Officer of Jacor. Mr. Michaels, whose legal name is Benjamin L. Homel, has served as an officer of Jacor since 1986.

SHELI Z. ROSENBERG - Board Chair of Jacor          54    1994
since February 1996. She is also the Chairman and a member of the law firm of Rosenberg &
Liebentritt, P.C. since 1980. Mrs. Rosenberg is also Chief Executive Officer, President and a director of Equity Financial and Management
Company and its parent successor Equity Group
Investments, Inc., a privately owned and affiliated investment and management company.
Mrs. Rosenberg is also a director of GAMI and of Capsure Holdings Corp., and a trustee of Equity Residential Properties Trust, a real estate investment trust. Mrs. Rosenberg is also a director of Falcon Building Products, Inc.;
American Classic Voyages Co.; CFI Industries,
Inc.; Eagle Industries, Inc.; Anixter
International Inc.; Sealy Corporation; and
Revco D.S., Inc.  Mrs. Rosenberg was a Vice
President of Madison Management Group, Inc., which filed a petition under the federal bankruptcy laws on November 8, 1991. Mrs.
Rosenberg was also a Vice President of First
Capital Benefits Administrators, Inc., a wholly-owned indirect subsidiary of GAMI, which filed a federal bankruptcy petition on January 3, 1995.

     There are no family relationships among any of the above-named nomineees for Director nor among any of the nominees and any executive officers of the Company.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Reports of Changes in Beneficial Ownership

     Section 16 of the Exchange Act and the rules and regulations promulgated thereunder require the Company's Directors, executive officers and 10% or more beneficial owners to file certain reports with the Commission regarding changes in beneficial ownership by such persons in the Company's securities. To the best knowledge of the Company, all of the Company's Directors and executive officers timely filed all such reports due in 1995, except for one late filing of a Form 4 by each of Mrs. Rosenberg and Mr. Dammeyer in connection with their appointment to the management committee of Z/C Limited in the fourth quarter of 1995 which resulted in their being deemed beneficial owners of the shares of the Company's Common Stock owned by Zell/Chilmark.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 11. Executive Compensation

     The following table sets forth certain information concerning compensation paid or awarded to or earned by the Company's Co-Chief Operating Officers and each of the Company's other two executive officers (the "named executives") during each of the last three fiscal years.

Summary Compensation Table

                                                           Long-Term
                                           Annual         Compensation
                                       Compensation (1)      Awards       All Other
                                       Salary     Bonus   Stock Options  Compensation
Name and Principal Position    Year    (2)($)      ($)      (#) shares      (3)($)
Randy Michaels                 1995   294,278    117,800      41,000       2,250
  President and Co-Chief       1994   269,993    142,000        -          2,250
  Operating Officer            1993   247,116    231,000     378,400       3,418

Robert L. Lawrence             1995   293,817    117,800      41,000       2,250
  Co-Chief Operating Officer   1994   264,430    140,000        -          2,250
                               1993   247,116    231,000     442,710       3,707

R. Christopher Weber           1995   190,979     76,575      25,000       2,250
  Senior Vice President,       1994   171,892     98,000        -          2,250
  Chief Financial Officer      1993   148,654    138,600     200,000       2,230
  and Secretary

Jon M. Berry                   1995   127,933     33,000       8,500       2,250
  Senior Vice President        1994   119,584     28,784        -          2,250
  and Treasurer                1993   111,648     65,000      14,800       1,564

(1) Does not include perquisites and other personal benefits because the aggregate amount of such compensation in each year for each named executive did not exceed the lesser of $50,000 or 10% of his total salary and bonus reported for that year.

(2)  Includes amounts deferred at the election of the recipient under the
     Company's      Retirement Plan.

(3) The amounts shown in this column represent matching Company contributions under the
     Retirement Plan.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Option Grants in Last Fiscal Year

     The following table sets forth all stock option grants to the named executives during the year ended December 31, 1995.

                                                                   Potential Realized
                                Individual Grants (1)                Value at Assumed
                                 % of Total                          Annual Rates of
                    Securities     Options                            Stock Price
                    Underlying   Granted to                         Appreciation for
                     Options      Employees  Exercise                Option Term (3)
                     Granted      in Fiscal    Price   Expiration     5%          10%
Name                   (#)         Year(2)   ($/Share)    Date      ($)(6)      ($)(6)
Randy Michaels....... 12,300                   13.88     5/30/05    107,379    272,076
                      12,300(3)                14.43     5/30/05    100,614    265,311
                       8,200(4)                15.00     5/30/05     62,402    172,200
                       8,200(5)                15.60     5/30/05     57,482    167,280
                      41,000       16.73%                           327,877    876,867
Robert L. Lawrence... 12,300                   13.88     5/30/05    107,379    272,076
                      12,300(3)                14.43     5/30/05    100,614    265,311
                       8,200(4)                15.00     5/30/05     62,402    172,200
                       8,200(5)                15.60     5/30/05     57,482    167,280
                      41,000       16.73%                           327,877    876,867
R. Christopher Weber.  7,500                   13.88     5/30/05     65,475    165,900
                       7,500(3)                14.43     5/30/05     61,350    161,775
                       5,000(4)                15.00     5/30/05     38,050    105,000
                       5,000(5)                15.60     5/30/05     35,050    102,000
                      25,000       10.20%                           199,925    534,675
Jon M. Berry.........  2,550                   13.88     5/30/05     22,262     56,406
                       2,550(3)                14.43     5/30/05     20,857     55,004
                       1,700(4)                15.00     5/30/05     12,937     35,700
                       1,700(5)                15.60     5/30/05     11,917     34,680
                       8,500        3.47%                            67,975    181,790

(1)  All grants are under the Company's 1993 Stock Option Plan and were
     made in 1995 at     100% of the fair market value of a share of the
     Company's Common Stock on the grant     date.
(2)  Total options granted to employees in 1995 were for 245,000 shares of the Company's  Common Stock.
(3)  Options vest May 31, 1996.
(4)  Options vest May 31, 1997.
(5)  Options vest May 31, 1998.
(6)  Calculated based upon assumed stock prices for the Company's Common
     Stock of $22.61     and $36.00, respectively, if 5% and 10% annual rates of
     stock price appreciation are
     achieved over the full term of the option. The potential realizable gain equals the product of the number of shares underlying the stock option grant and the difference between the assumed stock price and the exercise price of each option.

     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table sets forth information concerning the fiscal year-end values of all unexercised stock options to the named executives as of December 31, 1995. Except for Mr. Berry, the named executives exercised no stock options in 1995.

                                               Number of            Value of Unexercised
                     Shares               Unexercised Options       In-the-Money Options
                  Acquired on   Value      at Fiscal Year-End        at Fiscal Year-End
                   Exercise   Realized  Exercisable/Unexercisable Exercisable/Unexercisable
Name                  (#)      ($)(1)              (#)                   ($) (2)
Randy Michaels....    -0-         -        315,020 / 104,380        3,542,834 / 909,348

Robert L. Lawrence    -0-         -        360,955 / 122,755        4,068,055 / 1,112,208

R. Christopher Weber  -0-         -        163,215 / 61,785         1,822,266 / 533,932

Jon M. Berry.....    6,440     52,724        7,950 / 8,910             70,782 / 47,986


(1) Value is calculated by determining the difference between the per share exercise price and the per share fair market value of the stock as of the exercise date, multiplied by the number of shares acquired upon the exercise of the options.

(2)  The value of unexercised options is calculated by determining the difference between
     $17.50 per share, the last reported sale price of the Company's Common
     Stock on the   Nasdaq National Market on December 31, 1995, and the exercise
     price of the option as   of such date, multiplied by the number of shares
     subject to options.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Summary of Benefits Under the 1995 Employee Stock Purchase Plan

     It is not possible to determine the number of shares of the Company's Common Stock that will in the future be purchased under the Company's 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan") by any particular individual. The following table sets forth the number of shares purchased during the 1995 annual offering by, and the number of options conditionally granted under the Stock Purchase Plan for the 1996 annual offering to the named executives, all executive officers of the Company as a group and all employees other than the executive officers as a group. Non-employee Directors are not eligible to participate in the Stock Purchase Plan.

                                         1995 Offering               1996 Offering
                                    Number of     Per Share     Number of     Dollar
                                      Shares      Purchase       Options       Value
Name and Principal Position         Purchased      Price($)      Granted       ($)(1)
Randy Michaels......................    923         10.84           702     1,762
  President and Co-Chief
  Operating Officer

Robert L. Lawrence..................  1,884         10.84         1,488     3,735
  Co-Chief Operating Officer

R. Christopher Weber................  1,619         10.84         1,367     3,431
  Senior Vice President, Chief
  Financial Officer and Secretary

Jon M. Berry........................    -0-          -0-           -0-       -0-
  Senior Vice President
  and Treasurer

Executive Officer Group (4 persons).  4,426         10.84         3,557     8,928

Non-Executive Officer Employee Group 39,359         10.84        47,922   682,409

(1)  Computed as the difference between $16.75, the last reported sale price on the
     option grant date (January 2, 1996), and $14.24, the discounted stock option price, times the number of options.  If the market value of the Company's
     Common Stock is     greater than $16.75 on the exercise date (December 31,
     1996), the value to the Stock
     Purchase Plan participants will increase accordingly.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





     As of March 15, 1996, 241 employees were participating in the 1996 annual offering under the Stock Purchase Plan, options to purchase 51,479 shares of the Company's Common Stock were outstanding under the Stock Purchase Plan, 186 employees had participated in the 1995 annual offering under the Stock Purchase Plan, 43,785 shares had been issued pursuant to options exercised under the Stock Purchase Plan and 104,736 shares were available for future grants and purchases.

Director Compensation

     Directors who are not employees of the Company receive an annual fee of $10,000 and a fee of $1,000 plus travel expenses for each Board of Directors meeting attended. For each Board of Directors meeting missed, $1,000 is deducted from the director's annual fee.

     In February 1996, the Company granted nonqualified stock options to purchase up to 5,000 shares of the Company's Common Stock to each of Messrs. Alexander, Dammeyer, Handy and Lasry and to Mrs. Rosenberg at a minimum exercise price of $17.25 per share. These options are exercisable for ten years from the grant date and vest 30% upon grant, 30% upon the first anniversary of the grant date and 20% per year for each of the next two years thereafter. The exercise price of the options that vested upon grant is $17.25 per share, and the options that subsequently vest on each anniversary date of the grant have an exercise price 4% greater than the options that vested in the previous year. Once an option vests, the exercise price for that option is fixed for the remaining term of the option.

Compensation Committee Interlocks and Insider Participation

     In 1995, Messrs. Dammeyer and Schulte and Mrs. Rosenberg were non-employee directors of the Company and comprised the Company's entire Compensation Committee. No executive officer of the Company serves on any board of directors or compensation committee of any entity which compensates any of Messrs. Dammeyer and Schulte and Mrs. Rosenberg. Mr. Schulte is a principal of Zell/Chilmark, a merchant banking firm, which invested over $73,000,000 in capital in the Company in the Company's January 1993 restructuring and other transactions.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth, as of April 10, 1996, the number of shares and percentage of the Company's Common Stock beneficially owned by each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, by each of the Company's Directors and nominees for election as Directors, by the Company's executive officers and by all of the Company's executive officers and Directors as a group.

Beneficial Owners and Management
                                             Amount and Nature       Percent
                                               of Beneficial           of
Name of Beneficial Owner                       Ownership (1)         Class(2)
          5% or More Beneficial Owners

Zell/Chilmark Fund L.P......................   13,349,720 (3)         70.76%
David M. Schulte............................   13,349,720 (4)         70.76%
Samuel Zell.................................   13,349,720 (4)         70.76%

               Management

John W. Alexander...........................       33,000 (5)            *
Rod F. Dammeyer.............................   13,362,720 (4)(6)      70.78%
F. Philip Handy.............................       43,000 (7)            *
Marc Lasry..................................       23,000 (5)            *
Robert L. Lawrence..........................      474,343 (8)          2.54%
Randy Michaels..............................      645,805 (9)(10)      3.45%
Sheli Z. Rosenberg..........................   13,352,720 (4)(11)     70.76%
R. Christopher Weber........................      449,704(10)(12)      2.42%
Jon M. Berry................................      245,720(10)(13)      1.34%
All executive officers and directors as
  a group (9 persons).......................   14,814,332 (14)        73.55%


*    Less and 1%
(1)  The Securities and Exchange Commission (the
     "Commission") has defined beneficial ownership to
     include sole or shared voting or investment power with
     respect to a security or the right to acquire     beneficial
     ownership of a security within 60 days.  The      number of
     shares indicated are owned with sole voting  and investment
     power unless otherwise noted and   includes certain shares
     held in the name of family    members, trusts and affiliated
     companies as to which    beneficial ownership may be
     disclaimed.  The number of    shares indicated includes
     shares of the Company's  Common Stock issuable pursuant to
     options granted under    the Company's 1993 Stock Option
     Plan and which have      vested.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




(2) Under rules promulgated by the Commission, any securities not outstanding that are subject to options or warrants exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) The address of Zell/Chilmark is Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606. Zell/Chilmark is a Delaware limited partnership controlled by Samuel Zell and David M. Schulte, former directors of Jacor, as follows: the sole general partner of Zell/Chilmark is ZC Limited Partnership ("ZC Limited"); the sole general partner of ZC Limited is ZC Partnership; the sole general partners of ZC Partnership are ZC, Inc. and CZ Inc.; Mr. Zell is the sole shareholder of ZC, Inc.,; and Mr. Schulte is the sole shareholder of CZ Inc. Of the shares beneficially owned by Zell/Chilmark, 629,117 are shares issuable pursuant to warrants owned by Zell/Chilmark.

(4) All shares beneficially owned by Zell/Chilmark (See Note (3) above) are included in the shares beneficially owned by Messrs. Zell, Schulte and Dammeyer and Mrs. Rosenberg, who constitute all of the members of the management committee of Z/C Limited. The address of Mr. Schulte is Two North Riverside Plaza, Suite 1500, Chicago, Illinois 60606. The address of Mr. Zell is Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606. Mr. Schulte indirectly shares beneficial ownership of a 20% limited partnership interest in ZC Limited, and Mr. Zell indirectly shares beneficial ownership of an 80% limited partnership interest in ZC Limited.

(5)  Includes vested options to purchase 13,000 shares.

(6)  Includes vested options to purchase 13,000 shares.  Mr.
     Dammeyer indirectly shares beneficial ownership of an 80%
     limited partnership interest in ZC Limited. See Note (3) above.

(7)  Includes vested options to purchase 13,000 shares.  Mr.
     Handy indirectly shares beneficial ownership of an 80%
     limited partnership interest in ZC Limited. See Note (3) above.
          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




(8) Includes vested options to purchase 467,310 shares and 3,556 shares issuable pursuant to warrants. Of the shares indicated, 637 shares (including 481 shares issuable pursuant to warrants) are owned by members of Mr.
     Lawrence's family.

(9) Includes 118,997 shares issuable pursuant to warrants and vested options to purchase 403,000 shares. The number of shares indicated includes shares and warrant shares held as co-trustee under the Jacor Communications, Inc. Retirement Plan (the "Retirement Plan"). See Note (10) below. Also includes 15 shares and 58 warrants owned by Mr. Michaels' wife, as to which Mr. Michaels disclaims beneficial ownership. Does not include 300,000 shares subject to a contingent right of acquisition held by a corporation owned by Mr. Michaels.

(10) Includes 233,024 shares (including 112,820 shares issuable pursuant to warrants) held under the Retirement Plan with respect to which Messrs. Michaels, Weber and Berry as co-trustees, share voting and investment power. Of these 233,024 shares, 9,093 shares (including 5,033 shares issuable pursuant to warrants) are beneficially owned by the named executives.

(11) Includes vested options to purchase 3,000 shares.

(12) Includes 112,801 shares issuable pursuant to warrants and vested options to purchase 215,000 shares. The number of shares indicated includes shares and warrant shares held as co-trustee under the Retirement Plan. See Note (10) above.

(13) Includes 112,801 shares issuable pursuant to warrants and vested options to purchase 12,460 shares. The number of shares indicated includes shares and warrant shares held as co-trustee under the Retirement Plan. See Note (10) above.

(14) Includes 639,136 shares issuable pursuant to warrants, vested options to purchase 1,152,770 shares and 233,005 shares (including 112,801 shares issuable pursuant to warrants not included in the 639,136 above) held under the Retirement Plan.

No agreements, formal or informal, exist among the various officers and Directors to vote their shares collectively.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 13. Certain Relationships and Related Transactions

     Effective January 1, 1994, a subsidiary of the Company and a corporation wholly-owned by Randy Michaels, the President of the Company, formed a limited partnership (the "Partnership") in a transaction whereby the Partnership now owns all of the stock of Critical Mass Media, Inc., a marketing research and radio consulting business. Mr. Michaels' corporation owns a 95% limited partnership interest in the Partnership.
The Company's subsidiary obtained a 5% general partnership interest in exchange for its contribution of approximately $126,000 cash to the Partnership. The Company initiated this transaction primarily to allow Mr. Michaels to focus his full time and energy on the Company and its business and the Company's subsidiary is now the sole manager of the Partnership's business.

     In connection with the formation of the Partnership, the Company agreed that Mr. Michaels' corporation has the right between January 1, 1999 and January 1, 2000 to put its limited partnership interest to the Partnership's general partner in exchange for 300,000 shares of the Company's Common Stock. If the put is not exercised by January 1, 2000, the general partner has the right to call the limited partnership interest prior to the year 2001 in exchange for 300,000 shares of the Company's Common Stock. In addition, if certain events occur prior to January 1,1999 including, without limitation, Mr. Michaels' termination as President of the Company, a reduction of Mr. Michaels' annual base salary by more than 10%, generally any transaction by which any person or group other than Zell/Chilmark shall become the owner of more than 30% of the outstanding voting securities of the Company or Zell/Chilmark fails to have its designees constitute at least a majority of the members of the Company's Board of Directors, then Mr. Michaels' corporation will have the right to either (a) purchase the Company's general partnership interest at a price generally equal to the balance of the partnership capital account, or (b) sell its limited partnership interest to the general partner in exchange for 300,000 shares of the Company's Common Stock.

     In 1994, the Company entered into a real estate lease for new office space for its Atlanta operations from an affiliate of Zell/Chilmark. The annual rental rate is approximately $330,000. The Company believes that the terms of such lease were negotiated at arm's length and were competitive with prevailing market rates for similar space in the Atlanta market. During 1995, the Company also paid legal fees to the law firm of Rosenberg & Liebentritt, P.C., of which firm Mrs. Rosenberg, a director of the Company, is President and a member.



          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                            PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) List of Documents filed as part of this Report:

          (1) Financial Statements
               The financial statements of Registrant as set forth under Item 8 of this Report on Form 10-K

                                                     Page Number

          (2) Financial Statement Schedules

              Report of Coopers & Lybrand,
                  Independent Accountants                49

              Schedule II - Valuation and Qualifying
                  Accounts and Reserves                 108

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


11 Statement re computation of per share earnings. See page 102.

21        Subsidiaries of Registrant.  See page 103.

23.1      Consent of Independent Accountants.  See page 104.

27        Financial Data Schedule.  See page 105.

99.1      Press Release dated February 13, 1996.  See pages
          106 and 107.




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