Form 10-Q
period 1996-03-31
JACOR COMMUNICATIONS INC
filed 1996-05-14
CIK 702808

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1996

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



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                          Yes___X____              No_________



          At May 10, 1996, 18,240,022 shares of common stock were outstanding.



                             JACOR COMMUNICATIONS, INC.

                                        INDEX



                                                                   Page
                                                                  Number

          PART I.  Financial Information

               Item 1. - Financial Statements

                    Condensed Consolidated Balance Sheets
                      as of March 31, 1996 and December 31,
                      1995                                          3

                    Condensed Consolidated Statements of
                      Operations for the three months ended
                      March 31, 1996 and 1995                       4

                    Condensed Consolidated Statements of
                      Cash Flows for the three months ended
                      March 31, 1996 and 1995                       5

                    Notes to Condensed Consolidated Financial
                      Statements                                    6



               Item 2. - Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                11



          PART II. Other Information

               Item 6. - Exhibits and Reports on Form 8-K          18


               Signatures                                          20

                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                   ______________

                                                         March 31,      December 31,
                                                           1996             1995


                                       ASSETS
          Current assets:
             Cash and cash equivalents                 $  5,889,086     $  7,436,779    Accounts receivable, less allowance for
              doubtful accounts of $1,792,000 in 1996
              and $1,606,000 in 1995                     25,301,411       25,262,410
             Other current assets                         8,459,513        3,916,140

                      Total current assets               39,650,010       36,615,329

           Property and equipment, net                   39,214,100       30,801,225
           Intangible assets, net                       165,282,175      127,157,762
           Other assets                                 109,101,988       14,264,775


                      Total assets                     $353,248,273     $208,839,091




                                     LIABILITIES
          Current liabilities:
             Accounts payable                          $  2,670,017     $  2,312,691
             Accrued payroll                              1,623,631        3,177,945
             Accrued federal, state and
               local income tax                           3,756,596        3,225,585
             Other current liabilities                    6,550,488        3,463,344

                     Total current liabilities           14,600,732       12,179,565


          Long-term debt                                183,500,000       45,500,000
          Other liabilities                               6,115,602        3,468,995
          Deferred tax liability                          8,657,456        8,617,456


                      Total liabilities                 212,873,790       69,766,016


                                SHAREHOLDERS' EQUITY

          Common stock, no par value, $.10 per share
             stated value                                 1,823,723        1,815,721
          Additional paid-in capital                    117,101,914      116,614,230
          Common stock warrants                             387,998          388,055
          Retained earnings                              21,060,848       20,255,069


                     Total shareholders' equity         140,374,483      139,073,075

                      Total liabilities and
                       shareholders' equity            $353,248,273     $208,839,091





                     The accompanying notes are an integral part
                 of the condensed consolidated financial statements.


                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three months ended March 31, 1996 and 1995
                                     (UNAUDITED)
                                    ____________



                                                         1996              1995

          Broadcast revenue                          $ 33,572,314       $ 26,840,493
            Less agency commissions                     3,498,278          2,824,310

                 Net revenue                           30,074,036         24,016,183
          Broadcast operating expenses                 23,870,578         19,959,660

          Depreciation and amortization                 2,619,466          2,111,971
          Corporate general and
            administrative expenses                     1,138,560            884,026

                 Operating income                       2,445,432          1,060,526
          Interest expense                             (2,111,496)          (104,822)
          Gain on sale of radio stations                2,539,407
          Other income, net                               227,212            309,610

                Income before income taxes
                   and extraordinary loss               3,100,555          1,265,314
          Income tax expense                           (1,259,000)          (514,000)

               Income before extraordinary loss         1,841,555            751,314

          Extraordinary loss, net of income
            tax credit                                   (950,775)


                Net income                           $    890,780        $   751,314

          Net income per common share:

            Before extraordinary loss                   $ 0.09              $ 0.04
            Extraordinary loss                           (0.05)

               Net income per common share              $ 0.04              $ 0.04           $



          Number of common shares used in per
            share computations                       20,502,752           21,347,440






                     The accompanying notes are an integral part
                 of the condensed consolidated financial statements.


                          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the three months ended March 31, 1996 and 1995
                                          (UNAUDITED)
                                          ___________


                                                             1996             1995
          Cash flows from operating activities:
            Net income                                  $    890,780      $   751,314
            Adjustments to reconcile net income
              to net cash provided by operating
              activities:
               Depreciation                                1,010,964          686,522
               Amortization of intangibles                 1,608,502        1,425,449
               Extraordinary loss                            950,775
               Provision for losses on accounts
                 and notes receivable                        354,583          277,892
               Deferred income tax provision (benefit)        40,000          (50,000)
                Gain on sale of radio stations            (2,539,407)
               Other                                        (179,971)        (198,570)
               Change in current assets and current
                 liabilities net of effects of
                  acquisitions:
                   Accounts receivable                     2,778,311        4,844,835
                   Other current assets                   (3,852,999)        (767,393)
                   Accounts payable                          336,645         (273,728)             Accrued payroll, accrued interest
                      and other current liabilities        2,629,075         (371,551)

            Net cash provided by operating activities      4,027,258        6,324,770

          Cash flows from investing activities:
            Capital expenditures                          (3,436,834)        (707,183)
            Cash paid for acquisitions                   (48,100,000)
            Proceeds from sale of radio stations           6,453,626
            Purchase of Noble warrant                    (52,775,170)
            Loans made in conjunction with acquisitions  (41,625,000)
            Other                                           (840,544)         (33,029)

            Net cash used by investing activities       (140,323,922)        (740,212                     )

          Cash flows from financing activities:
            Proceeds from issuance of long-term debt     190,000,000
            Proceeds from issuance of common stock           495,629          155,515
            Reduction in long-term debt                  (52,000,000)
            Payment of finance cost                       (3,696,658)
            Payment of restructuring expenses                (50,000)         (50,000                     )

            Net cash provided by financing activities    134,748,971          105,515

          Net increase (decrease) in cash and cash
            equivalents                                   (1,547,693)       5,690,073
          Cash and cash equivalents at
            beginning of period                            7,436,779       26,974,838


          Cash and cash equivalents at end of period    $  5,889,086      $32,664,911


                    The accompanying notes are an integral part
                of the condensed consolidated financial statements.



                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     ___________





          1.   FINANCIAL STATEMENTS


               The December 31, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and the notes thereto.

          2.   ACQUISITIONS


               Noble Broadcast Group, Inc.


               In February 1996, the Company agreed to acquire Noble Broadcast Group, Inc. ("Noble"), for approximately $152,000,000 in cash plus related costs and expenses. The Company entered into an agreement with the stockholders of Noble to acquire all of the outstanding capital stock of Noble for approximately $12,500,000. At the same time, the Company also purchased a warrant for $52,775,170 entitling the Company to acquire a 79.1% equity interest in Noble (the ``Noble Warrant''). Upon consummation of the purchase of the outstanding Noble capital stock from the Noble stockholders and the exercise of the Noble Warrant, the Company will own 100% of the equity interests in Noble. The completion of the Company's acquisition of Noble is subject to various conditions including the receipt of consents from regulatory authorities. The Company will finance this acquisition from the proceeds of a new credit facility (see
               Note 4).


                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     ___________






          2.   ACQUISITIONS, Continued


               Noble owns ten radio stations. Noble's radio stations serve Denver (two AM and two FM), St. Louis (one AM, two FM) and Toledo (one AM, two FM). Pending the closing of the Company's acquisition of Noble, the Company and Noble have entered into local marketing agreements with respect to Noble's radio stations in St. Louis and Toledo.

               Also, in February 1996, a wholly owned subsidiary of the Company purchased for approximately $47,000,000 certain assets from Noble relating to Noble's San Diego operations. As part of Noble's San Diego operations, Noble provided programming to and sold the air time for two radio stations serving San Diego (one AM, one FM), which programming and air time is now provided and sold by the Company. In addition, another wholly owned subsidiary of the Company provided a credit facility to Noble in the amount of $41,000,000.

               Citicasters Inc.


               In February 1996, the Company signed an agreement and plan of merger to acquire Citicasters Inc. (``Citicasters'') owner of 19 radio stations in eight U.S. markets as well as two network affiliated television stations. Citicasters' radio stations serve Atlanta, Cincinnati, Columbus, Kansas City, Phoenix, Portland, Sacramento, and Tampa. The television stations serve Cincinnati and Tampa. The agreement is subject to various conditions including the receipt of consents from regulatory authorities. In conjunction with this agreement, the Company has delivered to the seller a $75,000,000 non-refundable deposit in the form of a letter of credit. The letter of credit requires annual fees of 1.25% and can be drawn upon by Citicasters if the merger agreement is terminated.


                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     ___________




          2.   ACQUISITIONS, Continued


               The Company will pay $29.50 in cash per share, plus, in the event that the closing does not occur prior to October 1, 1996, for each full calendar month ending prior to the merger commencing with October 1996, an additional amount of $.22125 per share in cash. In addition, for each share of Citicasters common stock held, Citicasters shareholders will receive one Jacor warrant to purchase a fractional share of Jacor common stock (which fraction is anticipated to be .2035247) at a price of $28.00 per full share of Jacor common stock. If the merger is not consummated by October 1, 1996, the exercise price for the warrants to purchase 4,400,000 shares of Jacor stock will be reduced to $26.00 per share. The cash purchase price, which is approximately $630,000,000, will increase by approximately $5,000,000 for each full month subsequent to October, 1996 but prior to the merger.

               The above acquisitions will be accounted for as purchases. The excess cost over the fair value of identifiable net assets acquired will be amortized over 40 years. Assuming each of these acquisitions had taken place at the beginning of 1996 and 1995, respectively, unaudited pro forma consolidated results of operations would have been as follows:
                                                  Three Months Ended
                                                       March 31,
                                                  1996         1995


               Net revenue                     $ 67,005      $ 64,591
               Loss before extraordinary items   (8,258)       (7,022)
               Net loss per share                 (0.28)        (0.23)


          3.   OTHER ASSETS


               The Company's other assets at March 31, 1996 and December 31, 1995 consist of the following:

                                              March 31,    December 31,
                                                1996           1995


               Noble Warrant                $ 52,775,170
               Loan to Noble                  40,000,000
               Other                          16,326,818    $14,264,775
                                            $109,101,988    $14,264,775

                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     ___________



          4.   DEBT AGREEMENT


               The Company's debt obligations at March 31, 1996 and December 31, 1995 consist of the following:

                                              March 31,     December 31,
                                                1996            1995


               Indebtedness under the 1993
                 Credit Agreement                           $45,500,000

               Indebtedness under the
                 Existing Credit Facility
                 (described below)          $183,500,000     __________

                                            $183,500,000    $45,500,000





               On February 20, 1996 the Company entered into a new credit facility. The Company's new senior debt consists of two facilities (the " Facilities") provided under an agreement
               (the "Existing Credit Facility") with ten banks: a
               $190,000,000 reducing revolving credit facility (``Revolving
               A Loans'') and a $110,000,000 reducing revolving credit
               facility ("Revolving B Loans").  Both facilities mature on     ''
               December 31, 2003. The indebtedness of the Company under the Facilities is collateralized by liens on substantially all of the assets of the Company and its operating subsidiaries and by a pledge of the operating subsidiaries' stock, and is guaranteed by those subsidiaries.

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

               The Company is required to make mandatory prepayments of the Facilities equal to (i) net proceeds from any debt offerings, (ii) 50% of net proceeds from any equity offerings to bring the Company's leverage ratio down to 5 to 1, (iii) 50% of excess cash flow, as defined, beginning in


               1997, and (iv) net after tax proceeds received from asset sales or other dispositions.


                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     ___________






          4.   DEBT AGREEMENT, Continued


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

               The Existing Credit Facility contains a number of covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to (i) the incurrence of additional indebtedness; (ii) investments and acquisitions, except under specified conditions; (iii) the incurrence of additional liens; (iv) the disposition of assets; (v) the payment of cash dividends; (vi) capital expenditures; and
               (vii) mergers, changes in business, and transactions with affiliates.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS





          LIQUIDITY AND CAPITAL RESOURCES


          During the three-months ended March 31, 1996, the Company entered into agreements to acquire Citicasters Inc. (``Citicasters'') and Noble Broadcast Group, Inc. (``Noble'').

          On February 12, 1996, the Company, JCAC, Inc., a Florida corporation and a wholly owned subsidiary of the Company, and Citicasters, entered into an agreement and plan of merger pursuant to which JCAC, Inc. will merge with and into Citicasters, with Citicasters as the surviving corporation. As a result of the merger, Citicasters will become a wholly owned subsidiary of the Company.

          The Company will pay $29.50 in cash per share, plus, in the event that the closing does not occur prior to October 1, 1996, for each full calendar month ending prior to the merger commencing with October 1996, an additional amount of $.22125 in cash per share. In addition, for each share of Citicasters common stock held, Citicasters shareholders will receive one warrant to purchase a fractional share of Company common stock (which fraction is anticipated to be .2035247) at a price of $28.00 per full share of common stock. If the merger is not consummated by October 1, 1996, the exercise price for the warrants to purchase 4,400,000 shares of Company stock will be reduced to $26.00 per share. The cash purchase price, which is approximately $630.0 million, will increase by approximately $5.0 million for each full month subsequent to October, 1996 but prior to the merger.

          The merger agreement may be terminated prior to the consummation of the merger by either the Company or Citicasters under various circumstances, including the failure to consummate the merger on or before May 31, 1997. If the merger agreement is terminated upon the occurrence of certain triggering events, including the failure to consummate the merger by May 31, 1997, Citicasters may draw upon an irrevocable direct pay letter of credit in the amount of $75.0 million obtained by the Company and issued to an escrow agent on behalf of Citicasters. Except in certain circumstances, the right to terminate the merger agreement and receive a maximum of $75.0 million pursuant to a draw on the letter of credit is Citicasters' exclusive remedy upon the occurrence of a triggering event.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          LIQUIDITY AND CAPITAL RESOURCES, Continued


          Citicasters' outstanding 9 3/4% Senior Subordinated Notes (the ``Notes'') will become obligations of the surviving corporation in the merger. As a result of a change in control covenant in the Notes, the holders of the Notes will have the option to cause the Company to purchase the Notes at 101% of the principal amount thereof. As part of the financing of the Citicasters acquisition, the Company is negotiating a New Credit Facility which will allow the Company to purchase the Notes, if necessary.

          The aggregate value of the merger, when consummated, is estimated to be approximately $799.4 million.

          On February 21, 1996, the Company entered into an agreement with the stockholders of Noble to acquire all of the capital stock of Noble for approximately $12.5 million. At the same time, the Company also purchased a warrant for approximately $52.8 million, entitling it to acquire a 79.1% equity interest in Noble. Upon consummation of the purchase of the outstanding Noble capital stock from the Noble stockholders and the exercise of the warrant, the Company will own 100% of the equity interests in Noble. The Company also purchased for approximately $47.0 million certain assets relating to Noble's San Diego operations.
           The San Diego operating assets included an exclusive sales agency agreement under which Noble provided programming to and sold the air time for two radio stations serving San Diego (XTRA-AM and XTRA-FM). These two radio stations are licensed by, and subject to the regulatory control of the Mexican government. As part of the purchase of Noble's San Diego operating assets, the Company was assigned all of Noble's rights under the exclusive sales agency agreement, and the Company is now providing the programming to and selling air time for such stations. In addition, another wholly owned subsidiary of the Company provided a credit facility to Noble in the amount of $41.0 million.

          The aggregate value of the Noble acquisition, when fully consummated, is estimated to be approximately $152.0 million, of which approximately $139.5 million has already been paid. In order to fund this acquisition, refinance the Company's outstanding debt of $45.5 million (as of December 31, 1995), and pay related costs and expenses of approximately $5.0 million, the Company entered into a $300.0 million reducing revolving credit facility (the ``Existing Credit Facility''). The Existing Credit Facility reduces on a quarterly basis commencing March 31, 1997, and bears interest at floating rates based on a Eurodollar rate or a bank base rate.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS








          LIQUIDITY AND CAPITAL RESOURCES, Continued


          During the first quarter, the Company made capital expenditures of approximately $3.4 million. The Company estimates that capital expenditures for 1996 will be approximately $6.0 million which includes approximately $2.5 million for the purchase during the first quarter of the building currently housing the offices and studios of its Tampa radio stations and to complete the relocation of the offices and studios of its Atlanta radio stations. The Company estimates that capital expenditures for the properties to be acquired from Citicasters and Noble would be approximately $4.0 million in the 12-month period following the consummation of the acquisitions.

          The actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

          In connection with the merger, the Company anticipates entering into a new senior credit agreement (the ``New Credit Facility'') which would provide for availability of $600.0 million pursuant to; a $200.0 million reducing revolving facility under which the aggregate commitments would reduce on a semi-annual basis commencing three years from the date of the closing; a $300.0 million amortizing term loan that would reduce on a semi-annual basis commencing two years from the date of the closing, and; a $100.0 million amortizing term loan that would reduce on a semi-annual basis commencing three years from the date of the closing. It is anticipated that the New Credit Facility would bear interest at floating rates based on a Eurodollar rate or a bank base rate. The Company also anticipates that the New Credit Facility will provide the Company with additional credit for future acquisitions as well as working capital and other general corporate purposes.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS






         LIQUIDITY AND CAPITAL RESOURCES, Continued


          The cash to be paid in connection with the merger, the refinancing of Citicasters' bank debt, a portion of the cash to be paid in connection with the Noble acquisition and the repayment of certain existing indebtedness incurred in connection with such acquisition, together with the fees and expenses incurred in connection therewith, will be financed through (i) the anticipated net proceeds from a public offering of 11,250,000 shares of the Company common stock; (ii) the anticipated net proceeds of approximately $100.0 million from an offering by the Company of its Liquid Yield Option Notes due 2011; (iii) the anticipated net proceeds of an offering by the Company of $100.0 million aggregate principal amount of its Senior Subordinated Notes due 2006;(iv) the anticipated borrowings under the New Credit Facility and (v) excess cash. These funds together with cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future. The Company has filed with the Securities and Exchange Commission registration statements with respect to the public offering of its common stock, the Liquid Yield Option Notes, and the Senior Subordinated Notes. The Company expects to complete these offerings during the second quarter of 1996.

          As a result of entering into the Existing Credit Facility in the first quarter of 1996, Jacor expensed approximately $1.6 million of unamortized cost associated with its 1993 credit agreement. In connection with entering into the New Credit Facility, the Company anticipates that it will write off during the second quarter of 1996 approximately $3.4 million of unamortized cost associated with its Existing Credit Facility.

          The issuance of additional debt will negatively impact the Company's debt-to-equity ratio and its results of operations and cash flows due to higher amounts of interest expense, although the issuance of additional equity will soften this impact to some extent. Also, if the Company were not able to complete the merger due to certain circumstances, the Company would incur a one-time charge of $75.0 million relating to the non-refundable deposit. If debt were used to finance such payment, it would negatively impact the Company's future results of operations and impede the Company's future growth by limiting the amount available under the Existing Credit Facility.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




          RESULTS OF OPERATIONS


          In the following analysis, management discusses station operating income excluding depreciation and amortization. Station operating income excluding depreciation and amortization should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Although this measure of performance is not calculated in accordance with generally accepted accounting principles, it is widely used in the broadcasting industry as a measure of a company's operating performance because it assists in comparing station performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods (particularly where acquisitions are involved) or non-operating factors such as historical cost bases. Station operating income excluding depreciation and amortization also excludes the effect of corporate general and administrative expenses, which generally do not relate directly to station performance.


          THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

          Broadcast revenue for the first quarter of 1996 was $33.6 million, an increase of $6.8 million or 25.1% from $26.8 million during the first quarter of 1995. This increase resulted from the revenue generated at those properties owned or operated during the first quarter of 1996 but not during the comparable 1995 period and, to a lesser extent, an increase in advertising rates.

          Agency commissions for the first quarter of 1996 were $3.5 million, an increase of $0.7 million or 23.9% from $2.8 million during the first quarter of 1995 due primarily to the increase in broadcast revenue.

          Broadcast operating expenses for the first quarter of 1996 were $23.9 million, an increase of $3.9 million or 19.6% from $20.0 million during the first quarter of 1995. These expenses increased primarily as a result of expenses incurred at those properties owned or operated during the first quarter of 1996 but not during the comparable 1995 period and, to a lesser extent, increased selling and other payroll costs and programming costs.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS






          RESULTS OF OPERATIONS


          THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995, Continued

          Station operating income excluding depreciation and amortization for the three months ended March 31, 1996 was $6.2 million, an increase of $2.1 million or 52.9% from the $4.1 million for the three months ended March 31, 1995.

          Depreciation and amortization for the first quarter of 1996 and 1995 was $2.6 million and $2.1 million, respectively. The increase from quarter-to-quarter resulted primarily from the acquisitions made by the Company during the second half of 1995.

          Operating income for the first quarter of 1996 was $2.4 million, an increase of $1.3 million or 130.6% from $1.1 million during the first quarter of 1995.

          Interest expense for the first quarter of 1996 was $2.1 million, an increase of $2.0 million from $0.1 million for the first quarter of 1995. The increase in interest expense resulted from the increase in the Company's outstanding long-term debt which is primarily related to the Company's acquisition activity.

          The gain on sale of radio stations in the first quarter of 1996 resulted from the Company's February sale of two FM radio stations in Knoxville.

          The extraordinary item in the first quarter of 1996 represented the write-off of unamortized costs associated with the Company's 1993 credit agreement which was replaced in February 1996 by the Company's Existing Credit Facility.

          Net income for the first quarter of 1996 and 1995 was $0.9 and $0.8 million, respectively.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS






          CASH FLOWS


          Cash flows provided by operating activities, inclusive of working capital, were $4.0 million and $6.3 million for the three months ended March 31, 1996 and 1995, respectively. Cash flows provided by operating activities for the first quarter of 1996 resulted primarily from the add-back of $2.6 million of depreciation and amortization together with the add-back of $1.0 million for the extraordinary loss net of ($2.5) million from the gain on sale of radio stations to net income of $0.9 million for the period. The additional $2.0 million resulted principally from the net change in working capital of $1.9 million. Cash flows provided by operating activities for the comparable 1995 period resulted primarily from the add-back of $2.1 million of depreciation and amortization together with the net change in working capital of $3.4 million to net income of $0.8 million for the period.

          Cash flows used by investing activities were ($140.3) million and ($0.7) million for the three months ended March 31, 1996 and 1995, respectively. Investing activities include capital expenditures of $3.4 million and $0.7 million for the first quarter of 1996 and 1995, respectively. Investing activities during the first quarter of 1996 include expenditures of $48.1 million, $52.8 million, $41.6 million and $0.8 million, respectively, for acquisitions, the purchase of the Noble warrant, loans made to Noble and in connection with the Company's JSAs and other. Additionally, investing activities for the 1996 period is net of $6.5 million of proceeds from the sale of radio stations WMYU-FM and WWST-FM in Knoxville.

          Cash flows provided by financing activities were $134.7 million and $0.1 million for the three months ended March 31, 1996 and 1995, respectively. Cash flows provided by financing activities during the first quarter of 1996 resulted primarily from the $190.0 million in borrowings under the Existing Credit Facility, together with $0.5 million in proceeds received from the issuance of common stock upon the exercise of outstanding stock options net of the $52.0 million of reduction in long-term debt and $3.7 million of paid finance costs. Cash flows from financing activities during the comparable 1995 three-month period resulted primarily from the proceeds received from the issuance of common stock upon the exercise of outstanding stock options.



                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                             PART II - OTHER INFORMATION

                                     __________





               Item 6.  Exhibits and Reports on Form 8-K

                  (a)    Exhibits.



               Number      Description                                 Page


                 11        Statement re computation of consolidated
                           income (loss) per common share               21

                 27        Financial Data Schedule                      22

                 99        Press Release dated April 24, 1996           23

                   (b)      Reports on Form 8-K

                    1. Form 8-K dated February 14, 1996. This Form 8-K described an agreement reached by the Company to acquire Noble Broadcast Group, Inc. and that the Company had received commitments for a new $300.0 million credit facility to finance this purchase. This Form 8-K also stated that David M. Schulte resigned as a Director of the Company.

                    2. Form 8-K dated February 27, 1996. This Form 8-K described an agreement and plan of merger between the Company, JCAC, Inc., a wholly owned subsidiary of the Company and Citicasters Inc., pursuant to which JCAC, Inc. will merge with and into Citicasters Inc. with Citicasters Inc. as the surviving corporation.



                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                       PART II - OTHER INFORMATION, Continued






                    3. Form 8-K dated March 6, 1996, as amended on March 27, 1996. This Form 8-K described the terms of the Company's acquisition of Noble Broadcast Group, Inc. and also incorporated by reference to a March 22, 1996 Registration Statement on Form S-3 filed by the Company, the historical and pro forma financial information called for by Item 7 to Form 8-K.

                    4. Form 8-K dated March 27, 1996. This Form 8-K described the completion of certain steps towards the Company's acquisition of all of the outstanding capital stock of Citicasters Inc.
                         This Form 8-K also incorporated by reference to a March 22, 1996 Registration Statement on Form S-3 filed by the Company, the historical and pro forma financial statements called for by Item 7 to Form 8-K.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JACOR COMMUNICATIONS, INC.
                                                (Registrant)





          DATED:  May 14, 1996          BY  /s/ R. Christopher Weber

                                             R. Christopher Weber,
                                           Senior Vice President and
                                            Chief Financial Officer


                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     EXHIBIT 11
             Computation of Consolidated Income (Loss) Per Common Share
                 for the three months ended March 31, 1996 and 1995

                                                     1996                1995


         Income for primary and fully
         diluted computation:


              Income applicable to
               common shares before
               extraordinary loss               $ 1,841,555           $   751,314

              Extraordinary loss, net of
               income tax credit                   (950,775)

              Income applicable to
               common shares                    $   890,780           $   751,314





      Primary (1):

              Weighted average common
                 shares and dilutive common
                 stock equivalents:
                    Common stock                  18,183,381           19,597,789
                    Stock purchase warrants        1,124,373              749,223
                    Stock options                    894,998              700,428
                    Contingently issuable
                      common shares                  300,000              300,000

                                                  20,502,752           21,347,440

                   Primary income
                       per common share:

                     Before extraordinary loss   $ 0.09                $  0.04

                     Net income                  $ 0.04                $  0.04


          ______________________

          NOTES:

          1. Fully diluted earnings per share is not presented since it approximates primary income per share.



                                                  EXHIBIT  99





                JACOR REPORTS SIGNIFICANT IMPROVEMENTS IN OPERATIONS



          CINCINNATI, April 24 - Jacor Communications, Inc. (NASDAQ-JCOR), owner and operator of radio stations in eight U.S. markets, today reported a 53-percent increase in broadcast cash flow during the quarter ended March 31, 1996.

          Jacor's first-quarter broadcast cash flow rose to $6.2 million in 1996 from $4.1 million in the same quarter of 1995. First-quarter net revenues rose 25 percent to $30.1 million from $24.0 million in the 1995 period.

          On a ``same station'' basis - reflecting results from stations operated in the first quarter of both 1996 and 1995 - Jacor's broadcast cash flow rose 39 percent to $5.8 million for the first quarter of 1996 from $4.2 million in the same period last year.

          The company reported net income of $0.9 million, or 4 cents per share, during the first three months of 1996. Results for the same period last year reflected net income of $0.8 million or 4 cents per share.

          Jacor Communications, Inc., is headquartered in Cincinnati.   The
          company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in attractive markets.


          CONTACT:  Chris Weber
                    513/621-1300
                         OR
                    Kirk Brewer
                    312/466-4096


                     JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three months ended March 31, 1996 and 1995
                                     (UNAUDITED)
                                    ____________


                                                        1996               1995

          Broadcast revenue                          $ 33,572,314       $ 26,840,493
          Less agency commissions                       3,498,278          2,824,310

                 Net revenue                           30,074,036         24,016,183

          Broadcast operating expenses                 23,870,578         19,959,660

          Broadcast cash flow (1)                       6,203,458          4,056,523

          Depreciation and amortization                 2,619,466          2,111,971
          Corporate general and
            administrative expenses                     1,138,560            884,026

                 Operating income                       2,445,432          1,060,526

          Interest expense                             (2,111,496)          (104,822)
          Gain on sale of radio stations                2,539,407
          Other income, net                               227,646            309,610

                Income before income taxes
                   and extraordinary loss               3,100,989          1,265,314

          Income tax expense                           (1,259,434)          (514,000)

               Income before extraordinary loss         1,841,555            751,314

          Extraordinary loss, net of income
               tax credit                                (950,775)


                 Net income                          $    890,780        $   751,314


          Net income per common share:

            Before extraordinary loss                   $ 0.09              $ 0.04
            Extraordinary loss                           (0.05)

                Net income per common share             $ 0.04              $ 0.04


          Number of common shares used in per
            share computations                        20,502,752         21,347,440




          (1) Operating income before depreciation and amortization and corporate general and administrative expenses.