Form 10-Q
period 1996-06-30
JACOR COMMUNICATIONS INC
filed 1996-08-14
CIK 702808

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



At May 10, 1996, 18,240,022 shares of common stock were outstanding.






                      	JACOR COMMUNICATIONS, INC.

                               	INDEX




         		                                               Page
                                                          Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 1996 and December 31,
            1995                                            3

          Condensed Consolidated Statements of
            Operations for the three months and
            six months ended June 30, 1996
            and 1995                                        4
          Condensed Consolidated Statements of
            Cash Flows for the six months ended
            June 30, 1996 and 1995                          5

          Notes to Condensed Consolidated Financial
            Statements                                      6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                  13


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K            19

     Signatures                                            20


                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                    	CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     								     June 30,     December 31,
								                                            1996           1995
                                   	ASSETS
Current assets:
   Cash and cash equivalents                     $319,528,936    $  7,436,779
   Accounts receivable, less allowance for
    doubtful accounts of $1,950,000 in 1996
    and $1,606,000 in 1995                         34,591,047      25,262,410
   Other current assets                            11,434,822       3,916,140
            Total current assets                  365,554,805      36,615,329

 Property and equipment, net                       40,596,697      30,801,225
 Intangible assets, net                           177,361,757     127,157,762
 Other assets                                     124,765,369      14,264,775

            Total assets                         $708,278,628    $208,839,091



                    	LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable                              $  6,241,348    $  2,312,691
   Accrued payroll                                  2,832,551       3,177,945
   Accrued federal, state and
     local income tax                      					    3,133,516       3,225,585
   Other current liabilities                        9,932,927       3,463,344
           Total current liabilities               22,140,342      12,179,565

Long-term debt                                    100,000,000      45,500,000
5.5% Liquid Yield Option Notes                    115,506,405
Other liabilities                                   6,062,209       3,468,995
Deferred tax                                        8,809,956       8,617,456



Shareholders' equity:

  Common stock, no par value, $.10
    per share stated value                          3,123,900       1,815,721
  Additional paid-in capital                      427,728,870     116,614,230
  Common stock warrants                                               388,055
  Retained earnings                                24,906,946      20,255,069


           Total shareholders' equity             455,759,716     139,073,075
            Total liabilities and
             shareholders' equity                $708,278,628    $208,839,091



	The accompanying notes are an integral part of the condensed consolidated financial statements.


                 	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
               	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and six months ended June 30, 1996 and 1995
	                                 (UNAUDITED)





                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30

                   				          1996        1995         1996         1995


Broadcast revenue             $48,460,503 $34,692,538  $82,032,817 $61,533,031
  Less agency commissions       5,340,541   3,826,238    8,838,819   6,650,548
      Net revenue              43,119,962  30,866,300   73,193,998  54,882,483

Broadcast operating expenses   29,550,293  22,153,655   53,420,871  42,113,315
Depreciation and amortization   2,914,448   2,228,136    5,435,468   4,340,107
Corporate general and
  administrative expenses       1,283,323     856,503    2,421,883   1,740,529
     Operating income           9,371,898   5,628,006   11,915,776   6,688,532

Interest expense               (4,343,360)   (104,384)  (6,553,302)   (209,206)
Gain on sale of radio stations                           2,539,407
Other income, net               1,313,560     397,939    1,540,772     707,549
   Income before
      income taxes and
      extraordinary loss        6,342,098   5,921,561    9,442,653   7,186,875
Income tax expense             (2,581,000) (2,393,000)  (3,840,000) (2,907,000)

    Income before
   	extraordinary loss          3,761,098   3,528,561    5,602,653   4,279,875

Extraordinary loss, net
  of income tax credit                                    (950,775)

   Net income                 $ 3,761,098 $ 3,528,561  $ 4,651,878 $ 4,279,875


Net income per common share:

  Before extraordinary loss     $ 0.17      $ 0.17       $ 0.27       $ 0.20
  Extraordinary loss                                      (0.05)

    Net income per
      common share              $ 0.17      $ 0.17       $ 0.22       $ 0.20

 Number of common shares used
  in per share computations    22,362,415  21,161,122   20,865,541  21,254,686






                   	The accompanying notes are an integral
           	part of the condensed consolidated financial statements.


                	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
              	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 1996 and 1995
                                	(UNAUDITED)



                                                    1996             1995
Cash flows from operating activities:
  Net income                                   $  4,651,878     $  4,279,875
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     	Depreciation		                              2,115,555        1,442,798
     	Amortization of intangibles                 3,319,912        2,897,310
     	Extraordinary loss                            950,775
     	Provision for losses on accounts
	       receivable                                  607,314          554,562
     	Non-cash interest expense                     541,278
	     Deferred income tax provision (benefit)       192,500         (293,000)
	     Gain on sale of radio stations             (2,539,407)
	     Other                                        (201,733)         111,097
     	Change in current assets and current
 	      liabilities net of effects of
        acquisitions and disposals:
	         Accounts receivable                    (6,547,655)         (37,596)
	         Other current assets                   (6,942,483)      (1,050,751)
	         Accounts payable                        3,694,774         (139,363)
          Accrued payroll and other current
		          liabilities                 		        2,986,989          249,823

Net cash provided by operating activities         2,829,697        8,014,755

Cash flows from investing activities:
  Capital expenditures                           (5,070,668)      (2,037,563)
  Cash paid for acquisitions                    (66,435,210)     (17,248,732)
  Proceeds from sale of radio stations            6,595,396
  Purchase of Noble warrant                     (52,775,170)
  Loans made in conjunction with acquisitions   (42,215,000)      (3,612,443)
  Other                                          (2,642,491)         392,500
Net cash used by investing activities          (162,543,143)     (22,506,238)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt      303,000,000        4,000,000
  Proceeds from issuance of LYONs               115,172,086
  Proceeds from issuance of common stock        317,109,503          172,191
  Repayment of long-term debt                  (248,500,000)
  Repurchase of common stock                                     (11,226,050)
  Repurchase of warrants                         (1,379,374)
  Payment of finance costs                      (13,496,612)
  Other                                            (100,000)        (275,000)
Net cash provided (used) by financing
  activities                                    471,805,603       (7,328,859)

Net increase (decrease) in cash and
  cash equivalents                              312,092,157      (21,820,342)
Cash and cash equivalents at
  beginning of period                             7,436,779       26,974,838

Cash and cash equivalents at end of period     $319,528,936      $ 5,154,496




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

	Noble Broadcast Group, Inc.

	In February 1996, the Company agreed to acquire Noble Broadcast Group, Inc. ("Noble"), for approximately $152,000,000 in cash plus related costs and expenses. The Company entered into an agreement with the stockholders of Noble to acquire all of the outstanding capital stock of Noble for approximately $12,500,000. At the same time, the Company also purchased a warrant for $52,775,170 entitling the Company to acquire a 79.1% equity interest in Noble (the "Noble Warrant"). On July 15, 1996, the Company consummated the purchase of the outstanding Noble capital stock from the Noble stockholders and exercised the Noble Warrant, resulting in the Company owning 100% of the equity interests in Noble.
The Company financed this acquisition from the proceeds of a new credit facility (see Note 4).

Noble owned ten radio stations serving Denver (two AM and two FM), St. Louis (one AM, two FM) and Toledo (one AM, two FM).

Also, in February 1996, a wholly owned subsidiary of the Company purchased for approximately $47,000,000 certain assets from Noble relating to Noble's San Diego operations. As part of Noble's San Diego operations, Noble provided programming to and sold the air time for two radio stations serving San Diego (one AM, one FM), which programming and air time is now provided and sold by the Company. In addition, another wholly owned subsidiary of the Company provided a credit facility to Noble in the amount of $41,000,000 of which $40,000,000 was drawn down. Such amount became part of the purchase consideration upon consummation of the transaction on July 15, 1996.




                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
            	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(UNAUDITED)






2.	ACQUISITIONS, Continued


Citicasters Inc.

In February 1996, the Company signed an agreement and plan of merger to acquire Citicasters Inc. ("Citicasters") owner of 19 radio stations in eight U.S. markets as well as two network affiliated television stations. Citicasters' radio stations serve Atlanta, Cincinnati, Columbus, Kansas City, Phoenix, Portland, Sacramento, and Tampa. The television stations serve Cincinnati and Tampa. The agreement is subject to various conditions including the receipt of consents from regulatory authorities. In July, the Company reached an agreement with the Antitrust Division of the Department of Justice allowing it to proceed with this acquisition. Pursuant to the agreement, the Company will divest WKRQ, one of the two Cincinnati radio stations to be acquired. The agreement remains subject to receipt of consent from the Federal Communications Commission. In conjunction with this agreement, the Company has delivered to the seller a $75,000,000 non-refundable deposit in the form of a letter of credit. The letter of credit requires annual fees of 1.25% and can be drawn upon by Citicasters if the merger agreement is terminated.

The Company will pay $29.50 per share in cash, plus, in the event that the closing does not occur prior to October 1, 1996, for each full calendar month ending prior to the merger commencing with October 1996, an additional amount of $.22125 per share in cash. In addition, for each share of Citicasters common stock held, Citicasters shareholders will receive one Jacor warrant to purchase a fractional share of Jacor common stock (which fraction is anticipated to be .2035247) at a price of $28.00 per full share of Jacor common stock. If the merger is not consummated by October 1, 1996, the exercise price for the warrants to purchase 4,400,000 shares of Jacor stock will be reduced to $26.00 per share. The cash purchase price, which is approximately $630,000,000, will increase by approximately $5,000,000 for each full month subsequent to October, 1996 but prior to the merger.

The cash to be paid in connection with the acquisition of Citicasters, together with the fees and expenses incurred in connection therewith, will be financed through (i) the net proceeds from the 1996 Stock Offering - see Note 6; (ii) the net proceeds from the sale of Liquid Yield Option Notes - see Note 5; (iii) the net proceeds from the sale of Senior Subordinated Notes - see Note 4 (i, ii and iii together the "Offerings"); and (iv) borrowings under a New Credit Facility with an available principal amount of $600,000,000.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             	(UNAUDITED)






2.	ACQUISITIONS, Continued

The above acquisitions will be accounted for as purchases.
	The excess cost over the fair value of identifiable net assets acquired will be amortized over 40 years. Assuming each of these acquisitions had taken place at the beginning of 1996 and 1995, respectively, unaudited pro forma consolidated results of operations would have been as follows (amounts in thousands except per share):

               				     Three Months Ended      Six Months Ended
	 			                        June 30,               June 30,
 				                     1996       1995        1996       1995

	Net revenue		          $87,433    $79,681     $154,636   $144,181
 	Income (loss) before
	  extraordinary
	  items                  3,194        854     (  1,919)  (  6,611)
	Net income (loss)
	  per share               0.10       0.03     (   0.06)  (   0.21)



Other Acquisitions

In March 1996, the Company entered into an agreement to acquire the FCC licenses and certain operating assets of WCTQ-FM and WAMR-AM in Venice, Florida for $4,435,000 in cash.

In May 1996, the Company entered into an agreement to acquire the FCC licenses and certain operating assets of WIOT-FM and WCWA-AM in Toledo, Ohio for $13,000,000 in cash, which funds have been placed in escrow pending the closing of the transaction. Subject to certain conditions, pending the closing of this transaction, the Company has entered into a time brokerage agreement with respect to these stations.

In June 1996, the Company financed the purchase for $540,000 by Critical Mass Media, Inc. ("CMM") of a 40% interest in a newly formed limited liability company that has agreed to purchase the assets of Duncan American Radio, Inc. CMM is a marketing research and radio consulting business which is owned by a limited partnership of which the Company is the 5% general partner and a corporation wholly owned by Randy Michaels, the president of the Company, is the 95% limited partner. The Company financed such purchase using cash on hand.

In June 1996, the Company entered into an agreement to acquire the FCC licenses and certain operating assets of WLAP-AM, WMXL-FM and WWYC-FM in Lexington, Kentucky for $14,000,000 in cash. The Company anticipates that it will consummate this acquisition upon receipt of the required FCC approvals.

Subsequent to June 30, 1996, the Company entered into an agreement to acquire the FCC licenses and certain operating assets of radio stations WSPB-AM and WSRZ-FM located in Sarasota, Florida and WYNF-FM in Coral Cove, Florida for $12,500,000 in cash. The Company anticipates that it will consummate this acquisition upon receipt of the required FCC approvals.



                	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
	            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	                                (UNAUDITED)





3.	OTHER ASSETS

	  The Company's other assets at June 30, 1996 and December 31, 1995 consist of the following:

                           						June 30,      		December 31,
					                              1996              1995

	Noble Warrant               $ 52,775,170
	Loan to Noble                 40,000,000
	Acquisition escrows           13,700,000
	Other                         18,290,199        $ 14,264,775

                             $124,765,369        $ 14,264,775



4.	LONG-TERM DEBT

The Company's debt obligations at June 30, 1996 and December 31, 1995 consist of the following:

                   				     	     June 30,      December 31,
				                                1996      	    1995

Credit facility borrowings                      $ 45,000,000


10 1/8% Senior Subordinated
  Notes, due 2006               $100,000,000

                                $100,000,000    $ 45,500,000


Existing Credit Facility

On February 20, 1996 the Company entered into a credit facility (the "Existing Credit Facility") with a group of banks. The Company borrowed approximately $200,000,000 under the facility in conjunction with the Noble and other acquisitions. In June 1996, outstanding borrowings were repaid from a portion of the proceeds from the Offerings. In connection with the acquisition of Citicasters, the Company entered into a new credit facility described below.




                	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
            	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	                                (UNAUDITED)





4.	LONG-TERM DEBT, Continued


New Credit Facility

In June, the Company entered into a new credit facility (the "New Credit Facility"). The New Credit Facility is with a syndicate of banks and other financial institutions. The New Credit Facility provides availability of up to $600,000,000 of loans in three components: (i) a revolving credit facility of up to $200,000,000 with mandatory semi-annual commitment reductions beginning six months prior to the third anniversary of the closing of the New Credit Facility and a final maturity date of seven years after initial funding; (ii) a term loan of up to $300,000,000 with scheduled semi-annual reductions beginning six months prior to the second anniversary of the closing of the New Credit Facility and a final maturity date of seven years after initial funding; and (iii) a term loan of up to $100,000,000 with scheduled semi-annual reductions beginning six months prior to the third anniversary of the closing of the New Credit Facility and a final maturity date of eight years after initial funding.

Borrowings under the New Credit Facility will bear interest at rates that fluctuate with a bank base rate and/or the Eurodollar rate.

Loans under the New Credit Facility will be guaranteed by the Company and each of the Company's direct and indirect subsidiaries other than certain immaterial subsidiaries. The Company's obligations with respect to the New Credit Facility and each guarantor's obligations with respect to the related guaranty is collateralized by substantially all of their respective assets, including, without limitation, inventory, equipment, accounts receivable, intercompany debt and, in the case of the Company's subsidiaries, capital stock.

The New Credit Facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness; (ii) incur liens on its property; (iii) make investments and advances; (iv) enter into guarantees and other contingent obligations; (v) merge or consolidate with or acquire other person or engage in other fundamental changes; (vi) engage in certain sales of assets; (vii) make capital expenditures; (viii) enter into leases; (ix) engage in certain transactions with affiliates; and (x) make restricted junior payments. The New Credit Facility also requires satisfaction of certain financial performance criteria (including a consolidated interest coverage ratio, a leverage-to-operating cash flow ratio and a consolidated operating cash flow available for fixed charges ratio) and the repayment of loans under the New Credit Facility with proceeds of certain sales of assets and debt issuances, and with 50% of the Company's Consolidated Excess Cash Flow (as defined in the New Credit Facility).


                 	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 	(UNAUDITED)





4.	LONG-TERM DEBT, Continued


10 1/8% Senior Subordinated Notes Due 2006

In June, the Company completed an offering of $100,000,000 of its 10 1/8% Senior Subordinated Notes (the "Notes"). The Notes will mature on June 15, 2006. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996. The Company will not be required to make any mandatory redemption or sinking fund payment with respect to the Notes prior to maturity. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2001. The redemption prices commence at 105.063% and are reduced by 1.688% annually until June 15, 2004 when the redemption price is 100%.

The Notes are general, unsecured obligations of the Company subordinated in right of payment to all senior debt of the Company including the New Credit Facility.

The Note Indenture contains certain covenants which impose certain limitations and restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain loans and investments, apply the proceeds of asset sales (and use the proceeds thereof), create liens, enter into certain transactions with affiliates, merge, consolidate or transfer substantially all its assets and make investments in unrestricted subsidiaries.


5.	LIQUID YIELD OPTION NOTES

In June, the Company issued 5.5% Liquid Yield Option Notes ("LYONs") due 2011 in the aggregate principal amount at maturity of $259,900,000.
Each LYON had an issue price of $443.14 and a principal amount at maturity of $1,000. At June 30, 1996 the accreted value of the LYONs was $115,506,405 which included $334,319 of accretion during the second quarter.

Each LYON is convertible, at the option of the Holder, at any time on or prior to maturity, unless previously redeemed or otherwise purchased, into Common Stock at a conversion rate of 13.412 shares per LYON.



 	               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
	           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              	(UNAUDITED)





5.	LIQUID YIELD OPTION NOTES, Continued

The LYONs are not redeemable by the Company prior to June 12, 2001. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

The LYONs will be purchased by the Company, at the option of the Holder, on June 12, 2001 and June 12, 2006, for a Purchase Price of $581.25 and $762.39 (representing issue price plus accrued original issue discount to each date), respectively, representing a 5.50% yield per annum to the Holder on such date, computed on a semiannual bond equivalent basis.
The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or Common Stock, or any combination thereof.


6.	CAPITAL STOCK

	Issuance of Additional Common Stock

In June, the Company issued pursuant to a public offering (the "1996 Stock Offering"), 11,250,000 shares of its Common Stock at a price of $28.00 per share. Net proceeds to the Company from this 1996 Offering were approximately $303,600,000. Such net proceeds will be used to finance the Citicasters acquisition. Pending this application of the net proceeds, the Company used a portion of the net proceeds to repay all of its indebtedness under the Existing Credit Facility (approximately $196,500,000).


1993 Warrants

In connection with the 1996 Stock Offering, the Company determined that it would convert the 1,983,605 outstanding 1993 Warrants into the right to receive the Fair Market Value (as defined in the 1993 Warrant) calculated to be $19.70 per Warrant. This resulted in the issuance by the Company of an additional 1,726,004 shares of Common Stock with proceeds aggregating approximately $14,325,000. The Company used approximately $5,100,000 of these proceeds to fund the conversion of the remaining 1993 Warrants presented for redemption.





	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS





LIQUIDITY AND CAPITAL RESOURCES

During the six-months ended June 30, 1996, the Company entered into agreements to acquire Citicasters Inc. ("Citicasters"), Noble Broadcast Group, Inc. ("Noble") and an additional seven radio stations located in Venice, Florida; Toledo, Ohio and Lexington, Kentucky. In July 1996, the Company completed the acquisition of Noble, which owned ten radio stations serving Denver, St. Louis and Toledo. Previously, the Company purchased Noble's operating assets in San Diego which included an exclusive sales agency agreement under which Noble, and now the Company, provides programming to and sells air time for two radio stations serving San Diego (XTRA-AM and XTRA-FM). The aggregate value of the completed Noble acquisition is approximately $160.0 million, including related fees and expenses. The acquisition was funded through borrowings under the Company's Existing Credit Facility. Additionally, the Company reached an agreement with the Antitrust Division of the Department of Justice allowing it to proceed with the Citicasters acquisition. Pursuant to the agreement, the Company will divest WKRQ-FM, one of two Citicasters owned radio stations in Cincinnati. The Company expects to receive FCC approval to complete the acquisition in the third quarter of 1996. Discussion of the significant terms of the merger agreement follows:

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

The merger agreement may be terminated prior to the consummation of the merger by either the Company or Citicasters under various circumstances, including the failure to consummate the merger on or before May 31, 1997. If the merger agreement is terminated upon the occurrence of certain triggering events, including the failure to consummate the merger by May 31, 1997, Citicasters may draw upon an irrevocable direct pay letter of credit in the amount of $75.0 million obtained by the Company and issued to an escrow agent on behalf of Citicasters. Except in certain circumstances, the right to terminate the merger agreement and receive a maximum of $75.0 million pursuant to a draw on the letter of credit is Citicasters' exclusive remedy upon the occurrence of a triggering event.


                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 	FINANCIAL CONDITION AND RESULTS OF OPERATIONS





LIQUIDITY AND CAPITAL RESOURCES, Continued

Citicasters' outstanding 9 3/4% Senior Subordinated Notes (the "Notes") will become obligations of the surviving corporation in the merger. As a result of a change in control covenant in the Notes, the holders of the Notes will have the option to cause the Company to purchase the Notes at 101% of the principal amount thereof. As part of the financing of the Citicasters acquisition, the Company has entered into the New Credit Facility which will allow the Company to purchase the Notes, if necessary.

The aggregate value of the merger, when consummated, is estimated to be approximately $799.4 million. The cash to be paid in connection with the merger and the refinancing of Citicasters' bank debt, together with the fees and expenses incurred in connection therewith, will be financed through the remainder of (i) the net proceeds from a public offering of 11,250,000 shares of the Company common stock; (ii) the net proceeds of approximately $100.0 million from an offering by the Company of its Liquid Yield Option Notes due 2011; (iii) the net proceeds of an offering by the Company of $100.0 million aggregate principal amount of its Senior Subordinated Notes due 2006;(iv) the anticipated borrowings under the New Credit Facility and (v) excess cash. These funds together with cash generated from operations will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future. Approximately $214.6 million of the net proceeds from the Offerings were used
(i) to repay outstanding bank debt; (ii) to fund the escrows associated with the purchase of the Toledo, Ohio and Lexington, Kentucky radio stations; and
(iii) to purchase the Venice, Florida radio stations.

During the first six months of 1996, the Company made capital expenditures of approximately $5.1 million. The Company estimates that capital expenditures for 1996 will be approximately $6.0 million which includes approximately $2.5 million for the purchase during the first quarter of 1996 of the building currently housing the offices and studios of its Tampa radio stations and to complete the relocation of the offices and studios of its Atlanta radio stations. The Company estimates that capital expenditures for the properties to be acquired from Citicasters and Noble would be approximately $4.0 million in the 12-month period following the consummation of the acquisitions.

The actual level of spending will depend on a variety of factors, including general economic conditions and the Company's business.

In connection with the merger, the Company entered into the New Credit Facility which provides for availability of $600.0 million pursuant to a $200.0 million reducing revolving facility under which the aggregate commitments would reduce on a semi-annual basis commencing six months prior to the third anniversary of the closing; a $300.0 million amortizing term loan that would reduce on a semi-annual basis commencing six months prior to the second anniversary of the closing; and a $100.0 million amortizing term loan that would reduce on a semi-annual basis commencing six months prior to the third anniversary of the closing. The New Credit Facility bears interest at floating rates based on a Eurodollar rate or a bank base rate. The New Credit Facility also provides the Company with additional credit for future acquisitions as well as working capital and other general corporate purposes.


                 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              	FINANCIAL CONDITION AND RESULTS OF OPERATIONS






LIQUIDITY AND CAPITAL RESOURCES, Continued


As a result of entering into the Existing Credit Facility in the first quarter of 1996, Jacor expensed approximately $1.6 million of unamortized cost associated with its 1993 credit agreement. Upon its termination (anticipated by the Company to be during the third quarter of 1996), the Company will write off approximately $3.4 million of unamortized cost associated with its Existing Credit Facility.

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




                   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1995

Broadcast revenue for the first six months of 1996 was $82.0 million, an increase of $20.5 million or 33.3% from $61.5 million during the first six months of 1995. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1995 first six months but not during the comparable 1995 period. On a "same station" basis - reflecting results from stations operated in the first six months of both 1996 and 1995 - broadcast revenue for the 1996 period was $66.2 million, an increase of $6.4 million or 10.7% from $59.8 million for the 1995 period.

Agency commissions for the first six months of 1996 were $8.8 million, an increase of $2.1 million or 32.9% from $6.7 million during the first six months of 1995 due to the increase in broadcast revenue.

Broadcast operating expenses for the first six months of 1996 were $53.4 million, an increase of $11.3 million or 26.9% from $42.1 million during the first six months of 1995. These expenses increased as a result of expenses incurred at those properties owned or operated during the first six months of 1996 but not during the comparable 1994 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for the 1996 period were $42.2 million, an increase of $1.7 million or 4.4% from $40.5 million for the 1995 period.

Station operating income excluding depreciation and amortization for the six months ended June 30, 1996 was $19.8 million, an increase of $7.0 million or 54.9% from the $12.8 million for the six months ended June 30, 1995. On a "same station" basis, station operating income excluding depreciation and amortization for the 1996 period was $16.9 million, an increase of $4.1 million or 31.3% from $12.8 million for the 1995 period.

Depreciation and amortization for the first six months of 1996 and 1995 was $5.4 million and $4.3 million, respectively. The increase from period-to-period resulted primarily from the acquisitions made by the Company during the second half of 1995 and the first half of 1996.

Operating income for the first six months of 1996 was $11.9 million, an increase of $5.2 million or 78.2% from an operating income of $6.7 million during the first six months of 1995.

Interest expense for the first six months of 1996 and 1995 was $6.6 million and $0.2 million, respectively. The increase in interest expense resulted principally from the increase in the Company's outstanding long-term debt which is primarily related to the Company's acquisition strategy and, to a lesser extent, the Company's June 1996 sale of its 10 1/8% Senior Subordinated Notes and 5.5% Liquid Yield Option Notes.

The gain on sale of radio stations in the first six months of 1996 resulted from the Company's February sale of two FM radio stations in Knoxville.

The extraordinary item in the first six months of 1996 represented the write-off of unamortized costs associated with the Company's 1993 Credit Agreement which was replaced in February 1996 by the Company's Existing Credit Facility.

Net income for the first six months of 1996 and 1995 was $4.7 and $4.3 million, respectively.


                  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               	FINANCIAL CONDITION AND RESULTS OF OPERATIONS






THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

Broadcast revenue for the second quarter of 1996 was $48.5 million, an increase of $13.8 million or 39.7% from $34.7 million during the second quarter of 1995. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1996 second quarter but not during the comparable 1995 period. On a "same station" basis - reflecting results from stations operated in the second quarter of both 1996 and 1995 - broadcast revenue for the 1996 and 1995 period was $37.8 million, an increase of $4.0 million or 12.0% from $33.8 million for the 1995 period.

Agency commissions for the second quarter of 1996 were $5.3 million, an increase of $1.5 million or 39.6% from $3.8 million during the second quarter of 1995 due to the increase in broadcast revenue.

Broadcast operating expenses for the second quarter of 1996 were $29.6 million, an increase of $7.4 million or 33.4% from $22.2 million during the second quarter of 1995. Theese expenses increased as a result of expenses incurred at those properties owned or operated during the 1996 second quarter but not during the comparable 1995 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenese for the 1996 period were $22.6 million, an increase of $1.2 million or 5.8% from $21.4 million for the 1995 period.

Station operating income excluding depreciation and amortization for the three months ended June 30, 1996 was $13.6 million, an increase of $4.9 million or 55.8% from the $8.7 million for the three months ended June 30, 1995. On a "same station" basis, station operating income excluding depreciation and amortization for the 1996 period was $11.1 million, an increase of $2.4 million or 27.7% from $8.7 million for the 1995 period.

Depreciation and amortization for the second quarter of 1996 and 1995 was $2.9 million and $2.2 million, respectively. The increase from quarter-to-quarter resulted primarily from the acquisitions made by the Company during the second half of 1995 and the first half of 1996.

Operating income for the second quarter of 1996 was $9.4 million, an increase of $3.8 million or 66.5% from $5.6 million during the second quarter of 1995.

Interest expense for the second quarter of 1996 and 1995 was $4.2 million and $0.1 million, respectively. The increase in interest expense resulted principally from the increase in the Company's outstanding long-term debt which is primarily related to the Company's acquisition strategy and, to a lesser extent, the Company's June 1996 sale of its 10 1/8% Senior Subordinated Notes and 5.5% Liquid Yield Option Notes.

Net income for the second quarter of 1996 was $3.8 million, compared to net income of $3.5 million reported by the Company for the second quarter of 1995. The 1996 period includes $2.6 million of income tax expense while the 1995 period includes $2.4 million of income tax expense.




                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           	FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued







CASH FLOWS

Cash flows provided by operating activities, inclusive of working capital, were $2.8 million and $8.0 million for the six months ended June 30, 1996 and 1995, respectively. Cash flows provided by operating activities for the first six months of 1996 resulted primarily from the add-back of $5.6 million of depreciation and amortization together with the add-back of $1.0 million for the extraordinary loss net of ($2.5) million from the gain on sale of radio stations together with the ($6.8) million net change in working capital to net income of $4.7 million for the period. The additional $0.8 million resulted principally from the add back of $0.6 million for the provision for losses on accounts receivable and $0.3 million of non-cash interest. Cash flows provided by operating activities for the comparable 1995 period resulted primarily from the add-back of $4.3 million of depreciation and amortization together with the net change in working capital of ($1.0) million to net income of $4.3 million for the period. The additional $0.4 million resulted primarily from the net of the add back of $0.6 million for the provision for losses on accounts receivable and the $0.3 million deferred income tax benefit.

Cash flows used by investing activities were ($162.5) million and ($22.5) million for the six months ended June 30, 1996 and 1995, respectively. Investing activities include capital expenditures of $5.1 million and $2.0 million for the first six months of 1996 and 1995, respectively. Investing activities during the first six months of 1996 include expenditures of $66.4 million, $52.8 million, $42.2 million and $2.6 million, respectively, for acquisitions, the purchase of the Noble warrant, loans made to Noble and in connection with the Company's JSAs and other. Additionally, investing activities for the 1996 period is net of $6.6 million of proceeds from the sale of radio stations WMYU-FM and WWST-FM in Knoxville. Investing activities during the first six months of 1995 include expenditures of $17.2 million and $3.6 million, respectively for acquisitions and loans made in connection with the Company's JSAs.

Cash flows from financing activities were $471.8 million and ($7.3) million for the six months ended June 30, 1996 and 1995, respectively. Cash flows provided by financing activities during the first six months of 1996 resulted primarily from the $418.2 million of proceeds from the issuance of public debt, Liquid Yield Option Notes and borrowings under the Existing Credit Facility, together with $317.1 million in proceeds received from the issuance of common stock net of the $248.5 million repayment of long-term debt and $13.5 million of paid debt related finance costs. Cash flows used from financing activities during the comparable 1995 six-month period resulted primarily from the repurchase of the Company's common stock ($11.2 million) net of the borrowings under the Company's credit agreement ($4.0 million).





                	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


	                        PART II - OTHER INFORMATION






     Item 6.  Exhibits and Reports on Form 8-K

	   (a)	Exhibits.



     Number      Description                                 Page

	  4        First Amendment dated as of June 18, 1996
                 to Credit Agreement dated as of June 12,
                 1996 by and among JCAC, Inc., the Lenders
                 named therein, Chemical Bank, as
                 Administrative Agent, Banque Paribas, as
                 Documentation Agent, and Bank of America
                 Illinois, as Syndication Agent               21

       11        Statement re computation of consolidated
                 income (loss) per common share               33

       27        Financial Data Schedule                      34

       99.1      Press Release dated August 2, 1996           35

       99.2      Press Release dated August 13, 1996          36



         (b)      Reports on Form 8-K

				NONE










	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  August 14, 1996       BY  /s/ R. Christopher Weber
                                  R. Christopher Weber,
                                  Senior Vice President and
                                  Chief Financial Officer


                    	FIRST AMENDMENT TO CREDIT AGREEMENT


		This FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is entered into as of June 18, 1996 among JCAC, Inc., a Florida corporation (the "Company"), Chemical Bank , as Administrative Agent, Banque Paribas, as Documentation Agent, Bank of America Illinois, as Syndication Agent (Chemical Bank, Banque Paribas and Bank of America Illinois in such capacities are hereinafter referred to as the "Agents"), and the Lenders (as defined in the Credit Agreement).

	R E C I T A L S:

		WHEREAS, the Company, the Agents, and the Lenders are parties to that certain Credit Agreement dated as of June 12, 1996
(the "Credit Agreement"; capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to them in the Credit Agreement as amended hereby);

		WHEREAS, the Company has requested that the Lenders and the Agents amend certain provisions of the Credit Agreement as more fully described herein; and

		WHEREAS, the Lenders and the Agents have agreed to amend such provisions upon the terms and conditions contained herein;

		NOW, THEREFORE, in consideration of the premises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

SECTION 1.	  Amendments.  Immediately upon the satisfaction of each of the con-
ditions precedent set forth in Section 2 of this Amendment, the Credit Agreement is amended as follows:

 	1.1	Amendment to Section 4.1(p) of the Credit Agreement.  Section 4.1(p)
of the Credit Agreement is hereby amended by deleting the last sentence thereof and substituting therefor the sentence below as follows:

 		All (i) orders, approvals, and consents of the FCC re-quired in connection with the consummation of the Citicasters Transactions shall have been obtained or granted, whether or not any appeal or request for reconsideration of such order is pending, or whether the time for filing any such appeal or request for reconsid-eration or for any sua sponte action by the FCC has expired and (ii) consents, approvals, orders, authorizations, licenses, certificates and permits from all federal, state and local regulatory or governmental bodies and authorities (other than the FCC) required in connection with consummation of the Citicasters Transactions shall have been obtained (including, without limitation, all HSR Approv-als), and all of the foregoing shall be in full force and effect and copies thereof shall have been delivered to the Administrative
Agent.

 	1.2	Amendment to Section 4.2(f) of the Credit Agreement.  Section 4.2(f)
of the Credit Agreement is hereby amended by deleting the second sentence thereof and substituting therefor the sentence below as follows:

 Notwithstanding the foregoing, the Company shall be permitted to deliver to the Administrative Agent and the Lenders copies of FCC orders which are not final and are subject to reconsideration by the FCC or appeal to a court with respect to (i) the Citicasters Transactions or (ii) any aforementioned Acquisition (other than the Citicasters Transactions) if and only if (A) the Company or its Subsidiaries (if applicable) shall have negotiated an unwind agreement with respect to the business and assets (or related voting securities) subject to such Acquisition which provides for the reconveyance for full value to the seller of all such business and assets (or related voting securities) in the event a final FCC order is not reasonably attainable with respect to such business and assets (or related voting securities) and (B) such business and assets (or related voting securities) subject to such Acquisition shall be subject to an escrow agreement whereby such business and assets (or related voting securities) are maintained in escrow arrangements until the receipt of an FCC final order with respect thereto, provided solely with respect to the creation or maintenance of such escrow arrangements, the Required Lenders may expressly agree that such escrow arrangements are not required; provided further that such escrow arrangements shall only be required with respect to Acquisitions to the extent the amount of Acquisitions with respect to which the Company and/or its Subsidiaries have entered into purchase agreements but have not yet consummated or have not yet received Final Orders, and with respect to which proceeds of any Loans are to be used or have been used to pay all or a portion of the purchase price, exceeds $15,000,000 individually for any one Acquisition or $20,000,000 in the aggregate at any one time out-standing.

 SECTION 2. Conditions to Effectiveness of Amendment. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

 2.1	Documents.

 		  (a) Amendment. The Company shall have duly executed and delivered this Amendment.

 		  (b)  Guaranty Amendment. The Parent shall have executed and deliv-
ered a Reaffirmation with respect to the Parent Guaranty in the form of
Exhibit A hereto (the "Reaffirmation").

		2.2	Consents, Licenses, Approval, etc.  All consents, licenses
and approvals, if any, required in connection with the execution, delivery and performance by the Company and the Parent of this Amendment and the Reaffirma-tion (collectively, the "Documents"), or the validity or enforceability hereof or thereof, or in connection with any of the transactions effected pursuant hereto or thereto, shall have been obtained by the Company and the Parent and be in full force and effect.

 		2.3	No Injunction.  No law or regulation shall have been adopted, no order, judgment or decree of any governmental authority shall have been issued, and no litigation shall be pending or threatened, which in the reasonable judgment of the Administrative Agent would enjoin, prohibit or restrain, or impose or result in the imposition of any material adverse condition upon, the execution, delivery or performance by the Company of the
Documents or the consummation of the transactions effected pursuant to the terms of the Documents and the other Loan Documents (as amended hereby).

 		2.4	Additional Matters.  The Administrative Agent shall have re-
ceived such other certificates, opinions, documents and instruments relating to this Amendment, the Obligations or the transactions contemplated hereby as may have been reasonably requested by the Administrative Agent, and all corporate and other proceedings and all other documents (including, without limitation, all documents referred to herein and not appearing herein and exhibits hereto) and all legal matters in connection with the transactions contemplated hereby shall be reasonably satisfactory in form and substance to the Administrative Agent.

 SECTION 3. Representations and Warranties. In order to induce the Agents and the Lenders to enter into this Amendment, the Company represents and warrants to each Agent and each Lender, upon the effectiveness of this Amendment, which representations and warranties shall survive the execution and delivery of this Amendment, that:

 3.1	Due Incorporation; etc.  Each of the Company and the Parent is
a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

 3.2	No Default; etc.  No Default or Unmatured Default has occurred and is continuing after giving effect to this Amendment or would result from the execution or delivery of this Amendment or the Reaffirmation or the consummation of the transactions contemplated hereby or thereby.

 3.3	Corporate Power and Authority; Authorization.  Each of the
Company and the Parent has the corporate power and authority to execute, deliver and carry out the terms and provisions of the Documents to which it is a party and the execution and delivery by each of the Company and the Parent of the Documents to which it is a party and the performance by each of the Company and the Parent of its obligations hereunder and thereunder have been duly authorized by all requisite corporate action by the Company and the Parent.

 3.4	Execution and Delivery.  The Company and the Parent have duly executed and delivered each Document to which it is a party.

 		3.5	Enforceability.  Each Document, the Credit Agreement, as
amended by this Amendment, and each other Loan Document constitute the legal, valid and binding obligation of the Company and the Parent party thereto, as the case may be, enforceable against such Person in accordance with its respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' right generally, and by general principles of equity.

 3.6	No Conflicts; etc.  Neither the execution, delivery or
performance by the Company or the Parent of the Documents to which it is a party, nor compliance by any of them with the terms and provisions hereof and thereof, (i) will contravene any applicable provision of any law, statute, rule, regulation, order, writ, injunction or decree of any court or governmental instrumentality or (ii) will conflict or be inconsistent with, or result in any breach of, any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any Lien upon any property or assets owned by it pursuant to the terms of, any indenture, mortgage, deed of trust, agreement or other instrument to which it is a party or by which it or any of its property or assets is bound or to which it may be subject, or (iii) will violate any provision of its certificate of incorporation or by-laws.

 3.7	Consents; etc.  No order, consent, approval, license, authori-
zation, or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of the Documents or the consummation of any of the transactions contemplated hereby or thereby.

 3.8	Representations and Warranties.  All of the representations
and warranties contained in the Credit Agreement and in the other Loan Documents (other than those which speak expressly only as of a different date) and in the Documents are true and correct as of the date hereof after giving effect to this Amendment and the other Documents and the transactions contemplated hereby and thereby.

 3.9	FCC Oppositions.  As of the date hereof, there have been no
petitions to deny filed with the FCC with respect to any application for FCC approval necessary for the consummation of the Citicasters Transactions. As of June 12, 1996, there have been no informal objections or other oppositions filed with the FCC with respect to any application for FCC approval necessary for the consummation of the Citicasters Transactions. From
June 12, 1996 to the date hereof, to the knowledge of the Company after review of FCC files and conferences with principal FCC staff who are in a position to have knowledge on the Citicasters Transactions, there have been no informal objections or other oppositions filed with the FCC with respect to any application for FCC approval necessary for the consummation of the Citicasters Transactions.

 SECTION 4.  Miscellaneous.

 4.1	Effect; Ratification.  The amendments set forth herein are
effective solely for the purposes set forth herein and shall be limited precisely as written, and shall not be deemed to (i) be a consent to any amendment, waiver or modification of any other term or condition of the Credit Agreement or of any other Loan Document or (ii) prejudice any right or rights that the Agent or the Lenders may now have or may have in the future under or in connection with the Credit Agreement or any other Loan Document. Each reference in the Credit Agreement to "this Agreement", "herein", "hereof" and words of like import and each reference in the other Loan Documents to the "Credit Agreement" shall mean the Credit Agreement as amended hereby. This Amendment shall be construed in connection with and as part of the Credit Agreement and all terms, conditions, representations, warranties, covenants and agreements set forth in the Credit Agreement and each other Loan Document, except as herein amended, are hereby ratified and confirmed and shall remain in full force and effect.

 4.2	Effectiveness.  This Amendment shall immediately become effec-
tive as of the date first written above upon (i) the receipt by the Administrative Agent of duly executed counterparts of this Amendment from the Company, each Agent and the Required Lenders and (ii) the satisfaction of each condition precedent contained in Section 2 hereof (the "Effective Date").

 4.3	Loan Documents.  This Amendment and the Reaffirmation are Loan
Documents executed pursuant to the Credit Agreement and shall (unless otherwise expressly indicated herein) be construed, administered and applied in accordance with the terms and provisions thereof.

 4.4	Costs, Fees and Expenses.  The Company agrees to pay all
costs, fees and expenses in connection with the Documents as required pursuant to the Credit Agreement.

 4.5	Counterparts.  This Amendment may be executed in any number of counterparts, each such counterpart constituting an original but all together one and the same instrument.

 4.6	Severability.  Any provision contained in this Amendment that is held to be inoperative, unenforceable or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable or invalid without affecting the remaining provisions of this Amendment in that jurisdiction or the operation, enforceability or validity of that provision in any other jurisdiction.

 4.7	GOVERNING LAW.  THIS AMENDMENT SHALL BE GOVERNED BY, AND
CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

 		IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

 JCAC, INC., a Florida corporation

 By: /s/ R. Christopher Weber

 Title:  Senior Vice President

 By: /s/ Jon M. Berry

 Title:  Senior Vice President

 1300 PNC Center
 201 East Fifth Street
 Cincinnati, Ohio 45202
 Facsimile:  (513) 621-6087
 Attention:  R. Christopher Weber


 CHEMICAL BANK, Individually and
   as Administrative Agent

 By: /s/ C.C. Wardell

 Title:  Managing Director
 By: /s/ C.C. Wardell

 Title: Managing Director
 Chemical Bank
 Administrative Agent
 270 Park Avenue
 New York, New York 10017




 BANQUE PARIBAS, Individually and
  as Documentation Agent

 By:  /s/ S.M. Heinen

 Title:  Vice President

 By: /s/ Gerald E. O'Keefe

 Title:  Vice President

 227 West Monroe Street
 Suite 3300
 Chicago, Illinois 60606
 Facsimile:  (312) 853-6020
 Attention:  Steve Heinen
 		  Mark Radzik

 Banque Paribas, Media Group
 Equitable Tower
 787 7th Floor
 32nd Floor
 New York, New York 10019
 Facsimile:  (212) 841-2369
 Attention:  Eileen Burke
 		  Salo Aizenberg


 BANK OF AMERICA ILLINOIS,
 Individually and as
 Syndication Agent

 By: /s/ Kevin P. Morrison

 Title:  Vice President

 231 South LaSalle Street
 14th Floor
 Chicago, Illinois 60697
 Facsimile:  (312) 974-8014
 Attention:  Mary Rose Gage




 ABN AMRO BANK N.V.

 By: /s/ James J. Johnston

 Title:  Vice President

 By:  /s/ Mary L. Janovksky

 Title:  Vice President

 135 South LaSalle Street, Suite 425
 Chicago, Illinois 60674-9135
 Facsimile:  (312) 606-8425
 Attention:  Joanna Riopelle and
 			James Johnston


 THE BANK OF NEW YORK

 By: /s/ Brenda Nedzi

 Title:  Vice President

 One Wall Street, 16th Floor
 New York, New York 10286
 Facsimile:  (212) 635-8593
 Attention:  Brendan Nedzi


 THE BANK OF NOVA SCOTIA

 By: /s/ Margo C. Bright

 Title:

 One Liberty Plaza
 New York, New York 10006
 Facsimile:  (212) 225-5091
 Attention:  Margot C. Bright


 CAISSE NATIONALE DE CREDIT AGRICOLE

 By: /s/ Dean Balice

 Title:  Senior Vice President

 55 East Monroe Street
 Chicago, Illinois 60603-5702
 Facsimile:  (312) 372-2830
 Attention:  Leslie McMillan



 C.I.B.C., INC.

 By: /s/ P.C. Smith

 Title:  Authorized Signor

 425 Lexington Avenue
 New York, New York 10017
 Facsimile:  (212) 856-3558
 Attention:  Peter Smith


 CREDIT LYONNAIS NEW YORK BRANCH

 By: /s/ Stephen C. Levi

 Title:  Vice President

 1301 Avenue of the Americas
 New York, New York 10019
 Facsimile:  (212) 261-3318
 Attention:  Stephen Levi


 DRESDNER BANK AG, NEW YORK AND
   GRAND CAYMAN BRANCHES

 By: /s/ William E. Lambert

 Title:  Assistant Vice President

 By: /s/ Jane A. Majeski

 Title:  Vice President

 75 Wall Street, 29th Floor
 New York, New York 10005-2889
 Facsimile:  (212) 429-2129
 Attention:  Jane Majeski


 FIRST BANK NATIONAL ASSOCIATION

 By: /s/ John E. Besse

 Title:  Senior Vice President

 First Bank Place
 601 Second Avenue South
 Minneapolis, Minnesota 55402
 Facsimile:  (612) 973-0824
 Attention:  Robert Miller, MPFP0905




 THE FIRST NATIONAL BANK OF BOSTON

 By: /s/ Robert Milordi

 Title:  Managing Director

 100 Federal Street
 Boston, Massachusetts 02110
 Facsimile:  (617) 434-3401
 Attention:  Rob Milordi


 ING CAPITAL ADVISORS, INC.

 By: /s/ Michael P. McAdams

 Title:  Managing Director

 333 South Grand Avenue, Suite 400
 Los Angeles, California 90071
 Facsimile:  (213) 626-6552
 Attention:  Mike Hatley


 MELLON BANK, N.A.

 By: /s/ Lisa Pellow

 Title:  First Vice President

 One Mellon Bank Center, Room 4440
 Pittsburgh, Pennsylvania 15258
 Facsimile:  (412) 234-6375
 Attention:  Lisa Pellow


 MERRILL LYNCH SENIOR FLOATING RATE
 FUND, INC.

 By: /s/ Anthony R. Clemente

 Title:  Authorized Signor

 800 Scudders Mills Road
 Plainsboro, New Jersey 08536
 Facsimile:  (609) 282-2756
 Attention:  Anthony R. Clemente




 MORGAN GUARANTY TRUST COMPANY

 By: /s/ Sandra Kurek

 Title:  Associate

 60 Wall Street, 22nd Floor
 New York, New York 10260-0060
 Facsimile:  (212) 648-5018
 Attention:  Sandra Kurek


 NATIONSBANK OF TEXAS, N.A.

 By: /s/ Greg Meador

 Title:  Vice President

 901 Main Street, 64th Floor
 Dallas, Texas 75202
 Facsimile:  (214) 508-9390
 Attention:  Greg Meador


 PILGRIM AMERICA PRIME RATE TRUST

 By: /s/ Howard Tiffen

 Title:  Vice President

 40 North Central Avenue, Suite 1200
 Phoenix, Arizona 85004-4424
 Facsimile:  (602) 417-8327
 Attention:  Howard Tiffen


 PRIME INCOME TRUST

 By: /s/ Rafael Scolari

 Title:

 Dean Witter Intercapital
 c/o Prime Income Trust
 Two World Trade Center
 New York, New York 10048
 Facsimile:  (212) 392-5345
 Attention:  Rafael Scolari




 PROTECTIVE LIFE INSURANCE COMPANY

 By: /s/ Mark Okada

 Title:  Principal

 13455 Noel Road
 2 Galleria Tower, Suite 1150
 Dallas, Texas 75240
 Facsimile:  (214) 233-4343
 Attention:  Mark Okada


 SOCIETY NATIONAL BANK

 By: /s/ Michael Stark

 Title:  Assistant Vice President

 127 Public Square, OH-01-27-0602
 Cleveland, Ohio 44114-1306
 Facsimile:  (216) 689-4666
 Attention:  Michael Stark


 UNION BANK OF CALIFORNIA, N.A.

 By: /s/ Kevin Sampson

 Title:  Assistant Vice President

 445 South Figueroa Street, 7th Floor
 Los Angeles, California 90071
 Facsimile:  (213) 236-5747
 Attention:  Kevin Sampson


 VAN KAMPEN AMERICAN CAPITAL PRIME RATE
INCOME TRUST

 By: /s/ Jeffrey W. Maillet

 Title:  Senior Vice President

 One Parkview Plaza
 Oakbrook Terrace, Illinois 60181
 Facsimile:  (708) 684-6741
 Attention:  Jeffrey Maillet



               	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                               	EXHIBIT 11
           	Computation of Consolidated Income Per Common Share for the three months and six months ended June 30, 1996 and 1995


                      							        Three Months Ended      Six Months Ended
							                                    June 30               June 30
                                       1996      1995        1996      1995


Income for primary and
fully diluted computation:

 Income applicable to common shares
  	before extraordinary los        $3,761,098 $3,528,561 $5,602,653 $4,279,875

 Extraordinary loss, net of
  	income tax credit                                       (950,775)

Income applicable to common shares $3,761,098 $3,528,561 $4,651,878 $4,279,875



Primary (1)(2):

 Weighted average common shares
   and all other dilutive
   securities:
      Common stock                 20,978,225 19,283,515 19,580,803 19,439,784
      Stock purchase warrants                    835,403               793,682
      Stock options                 1,084,190    742,204    984,738    721,220
      Contingently issuable
        common shares                 300,000    300,000    300,000    300,000
                                   22,362,415 21,161,122 20,865,541 21,254,686
 Primary income per
   common share:

 	 Before extraordinary loss          $0.17       $0.17      $0.27      $0.20

 	 Net income                         $0.17       $0.17      $0.22      $0.20





	NOTES:

	1. Fully diluted earnings per share is not presented since it approximates primary income per share.

	2. The 5.5% Liquid Yield Option Notes were not assumed to be converted for
	     purpose of the fully diluted computation because they would be antidilutive.



                                                 							FOR IMMEDIATE RELEASE



Contact:	Chris Weber
		513/621-1300




                         JACOR REPORTS CONTINUING IMPROVEMENTS
                                     IN OPERATIONS



CINCINNATI, August 13, 1996 - JACOR Communications, Inc. (NASDAQ: JCOR), owner and operator of radio stations in eight U.S. markets, today reported a 55 percent increase in broadcast cash flow during the six months ended June 30, 1996, and a 56 percent increase in broadcast cash flow for the second quarter of 1996.
	Jacor's broadcast cash flow for the 1996 six-month period rose 55 percent to $19.8 million from $12.8 million in the same six-month period of 1995. Second quarter broadcast cash flow rose 56 percent to $13.6 million in 1996 from $8.7 million in the same quarter of 1995. Net revenue for the six-month period rose 33 percent to $73.2 million from $54.9 million in the 1995 period. Second quarter 1996 net revenue rose 40 percent to $43.1 million from $30.9 million in the 1995 period.
	On a "same station" basis -- reflecting results from stations operated in the first six months of both 1996 and 1995 -- Jacor's broadcast cash flow rose 31 percent to $16.9 million for the first six months of 1996 from $12.8 million in the same period last year. Broadcast cash flow on a "same station" basis for the second quarter of 1996 rose 28 percent to $11.1 million from $8.7 million for the second quarter of 1995.
                               					--more--



Page 2
JACOR REPORTS CONTINUING IMPROVEMENTS IN OPERATIONS






	The Company reported net income of $4.7 million or 22 cents per share, during the first six months of 1996. Results for the same period last year reflected net income of $4.3 million, or 20 cents per share. Net income for the second quarter of 1996 was $3.8 million and $3.5 million, respectively, or 17 cents per share for each quarter.

	Jacor Communications, Inc., headquartered in Cincinnati, is the nation's third largest radio group. The Company plans to pursue growth through continued acquisitions of complementary stations in its existing markets, and radio groups or individual stations with significant presence in the top 25 markets.


                                     # # #







	JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and six months ended June 30, 1996 and 1995 (UNAUDITED)





                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30

                     				          1996        1995         1996         1995


Broadcast revenue             $48,460,503 $34,692,538  $82,032,817 $61,533,031
  Less agency commissions       5,340,541   3,826,238    8,838,819   6,650,548
Net revenue                    43,119,962  30,866,300   73,193,998  54,882,483

Broadcast operating expenses   29,550,293  22,153,655   53,420,871  42,113,315

Broadcast cash flow (1)        13,569,669   8,712,645   19,773,127  12,769,168

Depreciation and amortization   2,914,448   2,228,136    5,435,468   4,340,107
Corporate general and
  administrative expenses       1,283,323     856,503    2,421,883   1,740,529

     Operating income           9,371,898   5,628,006   11,915,776   6,688,532

Interest expense               (4,343,360)   (104,384)  (6,553,302)  (209,206)
Gain on sale of radio stations                           2,539,407
Other income, net               1,313,560     397,939    1,540,772     707,549

Income before income taxes
  and extraordinary loss        6,342,098   5,921,561    9,442,653   7,186,875
Income tax expense             (2,581,000) (2,393,000)  (3,840,000) (2,907,000)

   Income before
     extraordinary loss         3,761,098   3,528,561    5,602,653   4,279,875

Extraordinary loss, net
  of income tax credit                                    (950,775)


   Net income                 $ 3,761,098 $ 3,528,561  $ 4,651,878 $ 4,279,875

Net income per common share:

  Before extraordinary loss      $ 0.17      $ 0.17       $ 0.27       $ 0.20
  Extraordinary loss                                       (0.05)


    Net income per
      common share               $ 0.17      $ 0.17       $ 0.22       $ 0.20

Number of common shares used
  in per share computations    22,362,415  21,161,122   20,865,541  21,254,686



(1) Operating income before depreciation and amortization and corporate general and administrative expenses.






FOR IMMEDIATE RELEASE






              JACOR RECEIVES ANTITRUST CLEARANCE TO PROCEED
                      WITH CITICASTERS TRANSACTION




CINCINNATI, August 2, 1996 -- JACOR COMMUNICATIONS, INC. (NASDAQ:JCOR), announced today that it has reached an agreement with the Antitrust Division of the Department of Justice allowing Jacor to proceed with its previously announced acquisition of Citicasters, Inc.

Pursuant to the agreement, Jacor will divest WKRQ, a Cincinnati radio station which is one of the 19 radio and 2 television stations to be acquired as a result of the acquisition. Jacor has also agreed to provide the agency with notice of certain future acquisitions in the Cincinnati market. It is anticipated that the transaction will be consummated as soon as possible following receipt of FCC approval, which Jacor expects to receive shortly.







FOR ADDITIONAL INFORMATION CONTACT:

Randy Michaels
Chief Executive Officer
(513) 621-1300