Form 10-Q/A
period 1996-06-30
JACOR COMMUNICATIONS INC
filed 1996-08-21
CIK 702808

FORM 10-Q/A

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1996

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 0-12404

                  JACOR COMMUNICATIONS, INC.


An Ohio Corporation                           Employer Identification
                                                   No. 31-0978313

                   Commission File No. 0-28646

                           JCAC, INC.

A Florida Corporation                       Employer Identification
                                                   No. 31-1461588



                         1300 PNC Center
                         201 East Fifth Street
                         Cincinnati, Ohio 45202
                         Telephone (513) 621-1300



Indicate by check mark whether the Registrant, Jacor Communications, Inc.,
(1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
               Yes    X              No

Indicate by check mark whether the Co-Registrant, JCAC, Inc., (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Co-Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                   Yes                    No    X



At August 14, 1996, 31,240,000 shares of the Registrant's common stock were outstanding.






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




                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30

                                 1996        1995         1996         1995

Broadcast revenue             $48,460,503 $34,692,538  $82,032,817 $61,533,031
  Less agency commissions       5,340,541   3,826,238    8,838,819   6,650,548
     Net revenue               43,119,962  30,866,300   73,193,998  54,882,483

Broadcast operating expenses   29,550,293  22,153,655   53,420,871  42,113,315
Depreciation and amortization   2,914,448   2,228,136    5,435,468   4,340,107
Corporate general and
  administrative expenses       1,283,323     856,503    2,421,883   1,740,529
     Operating income           9,371,898   5,628,006   11,915,776   6,688,532

Interest expense               (4,343,360)   (104,384)  (6,553,302)   (209,206)
Gain on sale of radio stations                           2,539,407
Other income, net               1,313,560     397,939    1,540,772     707,549
    Income before
      income taxes and
      extraordinary loss        6,342,098   5,921,561    9,442,653   7,186,875
Income tax expense             (2,581,000) (2,393,000)  (3,840,000) (2,907,000)

    Income before
     extraordinary loss        3,761,098   3,528,561    5,602,653    4,279,875

Extraordinary loss, net
  of income tax credit                                    (950,775)

   Net income                 $ 3,761,098 $ 3,528,561  $ 4,651,878  $4,279,875


Net income per common share:

  Before extraordinary loss     $ 0.17      $ 0.17       $ 0.27       $ 0.20
  Extraordinary loss                                      (0.05)

    Net income per
      common share              $ 0.17      $ 0.17       $ 0.22       $ 0.20

Number of common shares used
  in per share computations    22,362,415  21,161,122   20,865,541  21,254,686






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


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1995

Broadcast revenue for the first six months of 1996 was $82.0 million, an increase of $20.5 million or 33.3% from $61.5 million during the first six months of 1995. This increase resulted from an increase in advertising rates in both local and national advertising and from the revenue generated at those properties owned or operated during the 1995 first six months but not during the comparable 1995 period. On a "same station" basis - reflecting results from stations operated in the first six months of both 1996 and 1995
- - broadcast revenue for the 1996 period was $66.2 million, an increase of $6.4 million or 10.7% from $59.8 million for the 1995 period.

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



         (b)      Reports on Form 8-K

                    NONE








                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant and Co-Registrant has each duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)

                                   and
                               JCAC, Inc.
                                    (Co-Registrant)




DATED:  August 14, 1996       BY  /s/ R. Christopher Weber
                                  R. Christopher Weber,
                                  Senior Vice President and
                                  Chief Financial Officer

                            (Duly Authorized Officer and
                             Principal Financial and
                             Accounting Officer of Registrant
                             and Co-Registrant)


                                                  EXHIBIT  4

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

                                 R E C I T A L S:

           WHEREAS, the Company, the Agents, and the Lenders are parties to that certain Credit Agreement dated as of June 12, 1996 (the "Credit Agree ment"; capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to them in the Credit Agreement as amended hereby);

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

               All (i) orders, approvals, and consents of the FCC required in connection with the consummation of the Citicasters Transactions shall have been obtained or granted, whether or not any appeal or request for recon sideration of such order is pending, or whether the time for filing any such appeal or request for reconsideration or for any sua sponte action by the FCC has expired and (ii) consents, approvals, orders, authorizations, licenses, certificates and permits from all federal, state and local regulatory or governmental bodies and authorities (other than the FCC) required in connec tion with consummation of the Citicasters Transactions shall have been obtained (including, without limitation, all HSR Approvals), and all of the foregoing shall be in full force and effect and copies thereof shall have been delivered to the Administrative Agent.

           1.2 Amendment to Section 4.2(f) of the Credit Agreement. Section 4.2(f) of the Credit Agreement is hereby amended by deleting the second sentence thereof and substituting therefor the sentence below as follows:

     Notwithstanding the foregoing, the Company shall be permitted to deliver to the Administrative Agent and the Lenders copies of FCC orders which are not final and are subject to reconsideration by the FCC or appeal to a court with respect to (i) the Citicasters Transactions or (ii) any aforementioned Acquisition (other than the Citicasters Transactions) if and only if (A) the
     Company or its Subsidiaries (if applicable) shall have negotiated an unwind agreement with respect to the business and assets (or related voting securi ties) subject to such Acquisition which provides for the reconveyance for full value to the seller of all such business and assets (or related voting securities) in the event a final FCC order is not reasonably attainable with respect to such business and assets (or related voting securities) and (B) such business and assets (or related voting securities) subject to such Acquisition shall be subject to an escrow agreement whereby such business and assets (or related voting securities) are maintained in escrow arrangements until the receipt of an FCC final order with respect thereto, provided solely with respect to the creation or maintenance of such escrow arrangements, the
     Required Lenders may expressly agree that such escrow arrangements are not required; provided further that such escrow arrangements shall only be required with respect to Acquisitions to the extent the amount of Acquisi tions with respect to which the Company and/or its Subsidiaries have entered into purchase agreements but have not yet consummated or have not yet re ceived Final Orders, and with respect to which proceeds of any Loans are to be used or have been used to pay all or a portion of the purchase price, exceeds $15,000,000 individually for any one Acquisition or $20,000,000 in the aggregate at any one time outstanding.

     SECTION 2. Conditions to Effectiveness of Amendment. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

               2.1  Documents.

                  (a) Amendment. The Company shall have duly executed and delivered this Amendment.

                  (b) Guaranty Amendment. The Parent shall have executed and delivered a Reaffirmation with respect to the Parent Guaranty in the form of Exhibit A hereto (the "Reaffirmation").

          2.2 Consents, Licenses, Approval, etc. All consents, licenses and approvals, if any, required in connection with the execution, delivery and performance by the Company and the Parent of this Amendment and the Reaffirma tion (collectively, the "Documents"), or the validity or enforceability here of or thereof, or in connection with any of the transactions effected pursuant hereto or thereto, shall have been obtained by the Company and the Parent and be in full force and effect.

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

                2.4 Additional Matters. The Administrative Agent shall have received such other certificates, opinions, documents and instru ments relating to this Amendment, the Obligations or the transactions contemplated hereby as may have been reasonably requested by the Administra tive Agent, and all corporate and other proceedings and all other documents (including, without limitation, all documents referred to herein and not appearing herein and exhibits hereto) and all legal matters in connection with the transactions contemplated hereby shall be reasonably satisfactory in form and substance to the Administrative Agent.

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

               3.2 No Default; etc. No Default or Unmatured Default has occurred and is continuing after giving effect to this Amendment or would result from the execution or delivery of this Amendment or the Reaffirmation or the con summation of the transactions contemplated hereby or thereby.

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

                 3.5 Enforceability. Each Document, the Credit Agreement, as amended by this Amendment, and each other Loan Document consti tute the legal, valid and binding obligation of the Company and the Parent party thereto, as the case may be, enforceable against such Person in accor dance with its respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' right generally, and by general principles of equity.

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

               3.7 Consents; etc. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority, or any subdivi sion thereof, is required to authorize, or is required in connection with the execution, delivery and performance of the Documents or the consummation of any of the transactions contemplated hereby or thereby.

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

               3.9 FCC Oppositions. As of the date hereof, there have been no petitions to deny filed with the FCC with respect to any application for FCC
approval necessary for the consummation of the Citicasters Transactions.   As
of June 12, 1996, there have been no informal objections or other oppositions filed with the FCC with respect to any application for FCC approval necessary for the consummation of the Citicasters Transactions. From June 12, 1996 to the date hereof, to the knowledge of the Company after review of FCC files and conferences with principal FCC staff who are in a position to have knowl edge on the Citicasters Transactions, there have been no informal objections or other oppositions filed with the FCC with respect to any application for FCC approval necessary for the consummation of the Citicasters Transactions.

     SECTION 4.  Miscellaneous.

               4.1 Effect; Ratification. The amendments set forth herein are effective solely for the purposes set forth herein and shall be limited precisely as written, and shall not be deemed to (i) be a consent to any amendment, waiver or modification of any other term or condition of the Credit Agreement or of any other Loan Document or (ii) prejudice any right or rights that the Agent or the Lenders may now have or may have in the future under or in connection with the Credit Agreement or any other Loan Document. Each reference in the Credit Agreement to "this Agreement", "herein", "here of" and words of like import and each reference in the other Loan Documents to the "Credit Agreement" shall mean the Credit Agreement as amended hereby. This Amendment shall be construed in connection with and as part of the Credit Agreement and all terms, conditions, representations, warranties, covenants and agreements set forth in the Credit Agreement and each other Loan Document, except as herein amended, are hereby ratified and confirmed and shall remain in full force and effect.

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

                                        Three Months Ended          Six Months Ended
                                              June 30                   June 30
                                         1996         1995         1996          1995

Income for primary and
fully diluted computation:

    Income applicable to common shares
     before extraordinary loss          $3,761,098    $3,528,561 $5,602,653   $4,279,875

    Extraordinary loss, net of
     income tax credit                                             (950,775)
    Income applicable to common shares   $3,761,098   $3,528,561 $4,651,878   $4,279,875



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

                                                  EXHIBIT  99.1




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







FOR ADDITIONAL INFORMATION CONTACT:

Randy Michaels
Chief Executive Officer
(513) 621-1300


                                                  EXHIBIT  99.2


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

- - Jacor's broadcast cash flow rose 31 percent to $16.9 million for the first six months of 1996 from $12.8 million in the same period last year.  Broadcast cash flow on a "same station" basis for the second quarter of 1996 rose 28 percent to $11.1 million from $8.7 million for the second quarter of 1995.

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




                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30

                                  1996        1995         1996         1995

Broadcast revenue             $48,460,503 $34,692,538  $82,032,817 $61,533,031
  Less agency commissions       5,340,541   3,826,238    8,838,819   6,650,548
Net revenue                    43,119,962  30,866,300   73,193,998  54,882,483

Broadcast operating expenses   29,550,293  22,153,655   53,420,871  42,113,315

Broadcast cash flow (1)        13,569,669   8,712,645   19,773,127  12,769,168

Depreciation and amortization   2,914,448   2,228,136    5,435,468   4,340,107
Corporate general and
  administrative expenses       1,283,323     856,503    2,421,883   1,740,529

     Operating income           9,371,898   5,628,006   11,915,776   6,688,532

Interest expense               (4,343,360)   (104,384)  (6,553,302)   (209,206)
Gain on sale of radio stations                           2,539,407
Other income, net               1,313,560     397,939    1,540,772     707,549

Income before income taxes
  and extraordinary loss        6,342,098   5,921,561    9,442,653   7,186,875
Income tax expense             (2,581,000) (2,393,000)  (3,840,000) (2,907,000)

   Income before
     extraordinary loss         3,761,098   3,528,561    5,602,653   4,279,875

Extraordinary loss, net
  of income tax credit                                    (950,775)

   Net income                 $ 3,761,098 $ 3,528,561  $ 4,651,878  $4,279,875

Net income per common share:

  Before extraordinary loss      $ 0.17      $ 0.17       $ 0.27      $ 0.20
  Extraordinary loss                                       (0.05)

    Net income per
      common share               $ 0.17      $ 0.17       $ 0.22      $ 0.20

Number of common shares used
  in per share computations    22,362,415  21,161,122   20,865,541  21,254,686


(1) Operating income before depreciation and amortization and corporate general and administrative expenses.