Form 10-Q
period 1996-09-30
JACOR COMMUNICATIONS INC
filed 1996-11-14
CIK 702808

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 0-12404

                  JACOR COMMUNICATIONS, INC.


A Delaware Corporation            Employer Identification
                                       No. 31-0978313

                 Commission File No. 1-8283

                      CITICASTERS INC.
             (Successor by merger to JCAC, Inc.)

A Florida Corporation              Employer Identification
                                        No. 59-2054850


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

Indicate by check mark whether the Co-Registrant, Citicasters Inc. (the successor by merger to JCAC, Inc.),
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Co-Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                   Yes   X                No

Indicate by check mark whether the Co-Registrant has filed
all documents and reports required to be filed by Section
12, 13 or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan
confirmed by a court.
                   Yes   X           No


At November 1, 1996, 31,254,338 shares of the Registrant's common stock were outstanding. At November 1, 1996, 100 shares of the Co-Registrant's common stock were outstanding, all of which shares are owned by the Registrant.



          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (the "Company")

                             INDEX



                                                       Page

                                                      Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1996 and December 31,
            1995                                         3

          Condensed Consolidated Statements of
            Operations for the three months and
            nine months ended September 30, 1996
            and 1995                                     4

          Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            September 30, 1996 and 1995                  5

          Notes to Condensed Consolidated Financial
            Statements                                   6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                              14


PART II. Other Information

     Item 5. - Other Information                       21

     Item 6. - Exhibits and Reports on Form 8-K        38

     Signatures                                        40

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
               (In thousands, except share data)

                                             September 30,   December 31,
                                                 1996           1995

ASSETS
Current assets:
   Cash and cash equivalents                 $    52,821     $   7,437
   Accounts receivable, less allowance for
    doubtful accounts of $3,877 in 1996
    and $1,606 in 1995                            70,782        25,262
   Other current assets                           12,897         3,916
            Total current assets                 136,500        36,615

 Property and equipment, net                     141,259        30,801
 Intangible assets, net                        1,341,430       127,158
 Other assets                                     98,032        14,265

            Total assets                     $ 1,717,221     $ 208,839


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued expenses
     and other current liabilities           $    51,898     $  12,180
          Total current liabilities               51,898        12,180

Long-term debt                                   626,250        45,500
5.5% Liquid Yield Option Notes                   117,090          -
Deferred taxes and other liabilities             393,728        12,086

Shareholders' equity:
  Common stock, $.01 par value                       312           182
  Additional paid-in capital                     430,307       118,248
  Common stock warrants                           72,644           388
  Retained earnings                               24,992        20,255

           Total shareholders' equity            528,255       139,073
           Total liabilities and
             shareholders' equity            $ 1,717,221     $ 208,839



          The accompanying notes are an integral part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 1996 and 1995
              (In thousands, except per share amounts)
                           (UNAUDITED)



                                Three Months Ended         Nine Months Ended
                                    September 30,            September 30,

                                  1996        1995         1996         1995
Broadcast revenue             $   60,143  $   36,116   $  142,176   $  97,648
  Less agency commissions          5,817       3,822       14,656      10,472
    Net revenue                   54,326      32,294      127,520      87,176

Broadcast operating expenses      38,273      23,129       91,694      65,241
Depreciation and amortization      5,166       2,442       10,601       6,783
Corporate general and
  administrative expenses          1,658         824        4,080       2,564
    Operating income               9,229       5,899       21,145      12,588

Interest expense                  (6,844)       (384)     (13,397)       (593)
Gain on sale of radio stations      -           -           2,539        -
Other income, net                  3,160         348        4,701       1,052
    Income before income taxes
      and extraordinary loss       5,545       5,863       14,988      13,047

Income taxes                       3,445       2,375        7,285       5,279
    Income before
      extraordinary loss           2,100       3,488        7,703       7,768
    Extraordinary loss, net of
      income tax credit           (2,015)       -          (2,966)       -

Net income                    $       85  $    3,488   $    4,737   $   7,768


NET INCOME PER COMMON SHARE:

Before extraordinary loss       $ 0.06      $  0.17      $ 0.31      $  0.37
Extraordinary loss               (0.06)         -         (0.12)        -
Net income per common share     $ 0.00      $  0.17      $ 0.19      $  0.37

Number of common shares used
  in per share computations      33,303      21,009       24,880      21,136



             The accompanying notes are an integral
    part of the condensed consolidated financial statements.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the nine months ended September 30, 1996 and 1995
                           (In thousands)
                             (UNAUDITED)



                                                    1996           1995
Cash flows from operating activities:

  Net income                                    $   4,737       $  7,768
  Adjustments to reconcile net income
    to net cash used by operating activities:
     Depreciation                                   3,989          2,306
     Amortization of intangibles                    6,612          4,476
      Extraordinary loss                            2,966
     Non-cash interest expense                      2,525
     Deferred income tax provision (benefit)          636           (352)
     Gain on sale of radio stations               (2,539)
     Other                                          (201)            197
     Change in current assets and current
       liabilities net of effects of
        acquisitions and disposals:
         Accounts receivable                      (7,769)         (1,146)
         Other current assets                     (2,556)           (265)
         Accounts payable, accrued expenses
          and other current liabilities           9,256            3,976

Net cash provided by operating activities          17,656         16,960
Cash flows from investing activities:
  Capital expenditures                             (7,506)        (3,664)
  Cash paid for acquisitions                     (827,941)       (33,338)
  Purchase of intangible assets                      -           (15,183)
  Proceeds from sale of radio stations              6,595           -
  Loans originated and other                      (7,147)         (4,397)

Net cash used by investing activities            (835,999)       (56,582)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        703,000         33,500
  Proceeds from issuance of LYONs                 115,172           -
  Proceeds from issuance of common stock          317,109            254
  Repayment of long-term debt                    (248,500)
  Repurchase of common stock                         -           (15,076)
  Repurchase of warrants                           (1,379)          -
  Payment of finance costs                        (21,342)          -
  Other                                              (333)          (375)
Net cash provided by financing
  activities                                      863,727         18,303

Net increase (decrease) in cash and
  cash equivalents                                 45,384        (21,319)
Cash and cash equivalents at
  beginning of period                               7,437         26,975

Cash and cash equivalents at end of period      $  52,821        $ 5,656


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

2.   ACQUISITIONS

     Completed Acquisitions

     In February 1996, the Company agreed to acquire Noble Br oadcast Group, Inc. ("Noble"), for approximately $152 million in cash plus related costs and expenses. Noble owned ten radio stations serving Denver (two AM and two
     FM), St. Louis (one AM, two FM) and Toledo (one AM, two
     FM).
     The Company entered into an agreement with the stockholders of Noble to acquire all of the outstanding capital stock of Noble for approximately $12.5 million. At the same time, the Company also purchased a warrant for approximately $52.8 million entitling the Company to acquire a 79.1% equity interest in Noble (the "Noble Warrant"). On July 15, 1996, the Company consummated the purchase of the outstanding Noble capital stock from the Noble stockholders and exercised the Noble Warrant, resulting in the Company owning 100% of the equity interests in Noble.

     Also, in February 1996, a wholly owned subsidiary of the Company purchased for approximately $47 million certain assets from Noble relating to Noble's San Diego operations. As part of Noble's San Diego operations, Noble provided programming to and sold the air time for two radio stations serving San Diego (one AM, one FM), which programming and air time is now provided and sold by the Company. In addition, another wholly owned subsidiary of the Company provided a credit facility to Noble in the amount of $41 million of which $40 million was drawn down. Such amount became part of the purchase consideration upon consummation of the transaction on July 15, 1996.


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)






2.   Completed Acquisitions, Continued

     In February 1996, the Company entered into an agreement to acquire Citicasters Inc. ("Citicasters") through a merger of Citicasters with and into a wholly owned Jacor subsidiary (the "Citicasters Merger"). Citicasters owned and/or operated 19 radio stations, located in Atlanta, Phoenix, Tampa, Portland, Kansas City, Cincinnati, Sacramento, Columbus and two television stations, one located in Tampa and one in Cincinnati. The Company consummated the Citicasters Merger in September 1996 for an approximate aggregate value of $847.3 million, which included the purchase of all outstanding shares of Citicasters common stock, the assumption of Citicasters outstanding indebtedness and the issuance of warrants to purchase an aggregate of 4,400,000 shares of Common Stock. Each Citicasters Warrant is exercisable for .2035247 of a share of the Company's common stock at an exercise price of $28.00 per full share.

     In March 1996, the Company entered into an agreement to acquire the FCC licenses of WCTQ-FM and WAMR-AM in Venice, Florida and to purchase certain real estate and transmission facilities necessary to operate the stations. In June 1996, the Company consummated this acquisition for a purchase price of approximately $4.4 million.

     In June 1996, the Company entered into an agreement to acquire the FCC licenses of WLAP-AM, WMXL-FM and WWYC-FM in Lexington, Kentucky and to purchase real estate and transmission facilities necessary to operate the stations. In August 1996, the Company consummated this acquisition for a purchase price of approximately $14.0 million.

     In June 1996, the Company financed the purchase by Critical Mass Media, Inc. ("CMM") of a 40% interest in a newly formed limited liability company which purchased for $540,000 the assets of Duncan American
     Radio, Inc. CMM is a marketing research and radio consulting business which is owned by a limited partnership of which the Company is the 5% general partner and a corporation wholly owned by Randy
     Michaels, the Chief Executive Officer of the Company, is the 95% limited partner.

     The completed acquisitions are accounted for as
          purchases.
     The excess cost over the fair value of identifiable net assets acquired will be amortized over 40 years.
     Assuming each of these acquisitions had taken place at the beginning of 1996 and 1995, respectively, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)






2.   Completed Acquisitions, Continued


                         Three Months Ended      Nine Months Ended
                            September 30,           September 30,
                           1996       1995        1996        1995

     Net revenue         $ 85,887   $ 79,171    $242,548    $225,259

     Loss before
       extraordinary
          items           (1,817)      (846)     (4,487)     (7,234)

     Net loss per
          share         $  (0.06)  $  (0.03)   $  (0.14)  $  (0.23)



     Pending Acquisitions

     In May 1996, the Company entered into an agreement to acquire the FCC licenses and certain operating assets of WIOT-FM and WCWA-AM in Toledo, Ohio for $13 million in cash, which funds have been placed in escrow pending the closing of the transaction. Subject to certain conditions, pending the closing of this transaction, the Company has entered into a time brokerage agreement with respect to these stations.

     In July 1996, the Company entered into an agreement with New Wave Communications, L.P. and New Wave Broadcasting, Inc. to acquire the FCC licenses of WSPB-AM, WSRZ-FM and WYNF-FM in Sarasota, Florida and to purchase certain real estate and transmission facilities necessary to operate the stations. The purchase price for the assets is $12.5 million, of which $3 million has been placed in escrow, subject to a maximum purchase price of $15.0 million based on the timing of the closing.

     In September 1996, the Company entered into a binding agreement with a subsidiary of Gannett Co., Inc. ("Gannett") to effect an exchange of the Company's Tampa television station, WTSP-TV, acquired by the Company in the Citicasters Merger, for six of Gannett's radio stations (the "Gannett Exchange"). The stations to be acquired by the Company are KIIS-FM and KIIS-AM in Los Angeles, KSDO-AM and KKBH-FM in San Diego and WDAE-AM in Tampa-St. Petersburg. The Company will also acquire the licenses and operating assets of WUSA-FM in Tampa-St. Petersburg while Gannett will retain the call letters. The assets to be exchanged are valued by the Company and Gannett at approximately $190.0 million. The Company anticipates that this transaction will constitute a tax-free like-kind exchange.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)






     Pending Acquisitions, Continued

     In October 1996, the Company entered into a definitive merger agreement with Regent Communications, Inc. ("Regent") whereby Regent will merge with and into the Company (the "Regent Merger"). Regent owns, operates or represents 20 radio stations located in Kansas City, Salt Lake City, Las Vegas, Louisville and Charleston, S.C. The merger consideration to be paid by the Company to the Regent stockholders consists of 3.55 million shares of Common Stock, subject to adjustment pursuant to the terms of the merger agreement, up to $64.0 million in cash to be used to repay outstanding Regent indebtedness, and warrants to acquire an aggregate of 500,000 shares of Common Stock at an exercise price of $40 per full share. In the event that the value of the Common Stock to be received by the Regent stockholders is less than $116.0 million, at the Company's option: (a) Jacor may make up the difference by the delivery of additional shares of Common Stock; (b) pay the difference in cash; or (c) pay all of the merger consideration in cash.

     In October 1996, the Company also entered into binding agreements with Par Broadcasting Company ("Par") to purchase four radio stations in San Diego, KOGO-AM, KCBQ-AM, KIOZ-FM and KKLQ-FM, for $72.0 million in cash and with Entertainment Communications, Inc. ("Entercom") to sell the Company's two radio stations in Sacramento, KSEG-FM and KRXQ-FM, for $45.0 million in cash. Approximately $3.7 million of the purchase price has been placed in escrow. Although these transactions are not directly contingent upon each other, the Company anticipates that these transactions will occur in a manner that permits the transactions to be treated as a tax-free like-kind exchange. Par has entered into a Local Marketing Agreement ("LMA") with the Company such that the Company will commence operating the San Diego stations upon the expiration or termination of the applicable waiting periods under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"). The Company has entered into an LMA with Entercom such that Entercom will commence operating the Sacramento stations upon the expiration or termination of the applicable waiting periods under the HSR Act.

     In October 1996, the Company entered into a binding exchange agreement with Nationwide Communications, Inc. ("Nationwide") whereby the Company will exchange the assets of its two radio stations in Phoenix, KSLX-AM and KSLX-FM, for the assets of Nationwide's two radio stations in San Diego, KGB-FM and KPOP-AM. The assets to be exchanged are valued by the Company and Nationwide at approximately $45.0 million. The Company anticipates that this transaction will constitute a tax-free like-kind exchange. This transaction is contingent upon the successful closing of Nationwide's agreement to purchase KGB-FM and KPOP-AM from KGB, Inc. Nationwide has assigned to the Company its rights under an LMA with KGB, Inc. such that the Company will commence operating the San Diego stations upon the expiration or termination of the applicable waiting periods under the HSR Act. The Company has entered into an LMA with Nationwide such that Nationwide will commence operating the Phoenix stations upon the expiration or termination of the applicable waiting periods under the HSR Act. In connection with entering into the exchange agreement with Nationwide, the Company also announced that it intends to sell KCBQ-AM in San Diego, upon its acquisition from Par, to EXCL Communications, Inc. ("EXCL") for $6.0 million in cash. No binding agreement has yet been entered into with EXCL.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)






     Pending Acquisitions, Continued

     In addition, in October 1996, Jacor entered into three separate binding agreements with three unaffiliated radio broadcast companies whereby the Company will acquire the FCC licenses and assets of a total of nine radio stations. These agreements are with Palmer Broadcasting Limited Partnership ("Palmer") to acquire WHO-AM and KLYF-FM in Des Moines and WMT-AM and WMT-FM in Cedar Rapids for a purchase price of $52.5 million, providing the Company with a leading position with four powerful broadcast signals; with Clear Channel Radio, Inc. to purchase KTWO-AM, KMGW-FM and the Wyoming Radio Network, in Casper, Wyoming for a purchase price of $1.9 million; and with Colfax Communications to acquire KIDO-AM and KLTB-FM in Boise, Idaho and KARO-FM in Caldwell, Idaho for a purchase price of $11.0 million in cash. An aggregate of $5.9 million has been placed in escrow in connection with these acquisitions.


3.   OTHER ASSETS

     The Company's other assets at September 30, 1996 and
     December 31, 1995 consist of the following (in thousands):

                             September 30,       December 31,
                                 1996                1995

     New World Warrants       $  39,800           $    -
     Hanna Barbera Escrow        13,700                -
     Acquisition escrows         16,000                -
     Other                       28,532             14,265

                              $  98,032           $ 14,265


     The New World Warrants and Hanna Barbera Escrow were included in the Citicasters acquisition. The Hanna Barbera Escrow is expected to be received in December 1996. Terms of the New World Warrants allow the Company to purchase 5 million shares of New World Common Stock at $16.00 per share until September 1999.


4.   LONG-TERM DEBT

     The Company's debt obligations at September 30, 1996 and December 31, 1995 consist of the following (in thousands):

                                      September 30,          December 31,
                                           1996                  1995

     Credit facility borrowings      $   400,000     $          45,000
     9 3/4% Senior Subordinated Notes    126,250
     10 1/8% Senior Subordinated
       Notes, due 2006               $   100,000                  -

                                     $   626,250     $          45,000


        JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)




4.   LONG-TERM DEBT, Continued

     Former Credit Facility

     On February 20, 1996 the Company entered into a credit facility (the "Former Credit Facility") with a group of banks. The Company borrowed approximately $200 million under the facility in conjunction with the Noble and other acquisitions. In June 1996, outstanding borrowings were repaid from a portion of the proceeds from public debt and common stock offerings (see notes 4, 5 and 6).


     New Credit Facility

     In June 1996, the Company entered into a new credit facility (the "New Credit Facility"). The New Credit Facility is with a syndicate of banks and other financial institutions. The New Credit Facility provides availability of up to $600 million of loans in three components: (i) a revolving credit facility of up to $200 million with mandatory semi-annual commitment reductions beginning in December 1998 and a final maturity date of October 21, 2003; (ii) a term loan of up to $300 million with scheduled semi-annual reductions beginning December 1997 and a final maturity date of September 18, 2003; and (iii) a term loan of up to $100 million with scheduled semi-annual reductions beginning December 1998 and a final maturity date of September 18, 2004.

     Borrowings under the New Credit Facility bear interest at rates that fluctuate with a bank base rate and/or the Eurodollar rate. The weighted average interest rate at September 30, 1996 was 7.73%.

     Loans under the New Credit Facility are guaranteed by the Company and each of the Company's direct and indirect subsidiaries other than certain immaterial subsidiaries. The Company's obligations with respect to the New Credit Facility and each guarantor's obligations with respect to the related guaranty is collateralized by substantially all of their respective assets, and, in the case of the Company's subsidiaries, capital stock.

     The New Credit Facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness; (ii) incur liens on its property; (iii) make investments and advances; (iv) enter into guarantees and other contingent obligations; (v) merge or consolidate with or acquire an other person or engage in other fundamental changes; (vi) engage in certain sales of assets; (vii) make capital expenditures; (viii) enter into leases; (ix) engage in certain transactions with affiliates; and (x) make restricted junior payments. The New Credit Facility also requires satisfaction of certain financial performance criteria (including a consolidated interest coverage ratio, a leverage-to-operating cash flow ratio and a consolidated operating cash flow available for fixed charges ratio) and the repayment of loans under the New Credit Facility with proceeds of certain sales of assets and debt issuances, and with 50% of the Company's Consolidated Excess Cash Flow (as defined in the New Credit Facility).


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)





4.   LONG-TERM DEBT, Continued


     10 1/8% Senior Subordinated Notes Due 2006

     In June 1996, the Company completed an offering of $100 million of its 10 1/8% Senior Subordinated Notes (the "Notes"). The Notes will mature on June 15, 2006. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996. The Company will not be required to make any mandatory redemption or sinking fund payment with respect to the Notes prior to maturity. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2001. The redemption prices commence at 105.063% and are reduced by 1.688% annually until June 15, 2004 when the redemption price is 100%.

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

     9 3/4% Senior Subordinated Notes

     In September 1996, as a result of the merger with Citicasters, the Company assumed obligations of Citicasters' outstanding 9 3/4% Senior Subordinated notes due 2004 (the "9 3/4% Notes"). As a result of a change of control covenant in the 9 3/4% Notes, the holders had the option to cause the Company to purchase the 9 3/4% Notes at 101%, and in October 1996, approximately $107 million par value of the 9 3/4% Notes were put to the Company pursuant to this covenant.


5.   LIQUID YIELD OPTION NOTES

     In June 1996, the Company issued 5.5% Liquid Yield
     Option Notes ("LYONs") due 2011 in the aggregate principal amount at maturity of $259,900,000. Each
     LYON had an issue price of $443.14 and a principal amount at maturity of $1,000. At September 30, 1996 the accreted value of the LYONs was $117.1 million which included $1.6 million of accretion during the third quarter.

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


6.   CAPITAL STOCK

     Issuance of Additional Common Stock

     In June 1996, the Company issued pursuant to a public offering (the "1996 Stock Offering"), 11,250,000 shares of its Common Stock at a price of $28.00 per share.
     Net proceeds to the Company from this 1996 Offering were approximately $303.6 million. The Company used a portion of the net proceeds to repay all of its indebtedness under the Former Credit Facility (approximately $196.5 million).


     1993 Warrants

     In connection with the 1996 Stock Offering, the Company determined that it would convert the 1,983,605 outstanding 1993 Warrants into the right to receive the Fair Market Value (as defined in the 1993 Warrant) calculated to be $19.70 per Warrant. This resulted in the issuance by the Company of an additional 1,726,004 shares of Common Stock with proceeds aggregating approximately $14.3 million. The Company used approximately $5.1 million of these proceeds to fund the conversion of the remaining 1993 Warrants presented for redemption.


     Citicasters Warrants

     The Company issued the Citicasters Warrants pursuant to the terms of the Citicasters Merger Agreement. If all of the Citicasters Warrants are exercised, 4,400,000 shares of Common Stock would be issued. Each Citicasters Warrant initially entitles the holder thereof to purchase .2035247 of a share of Common Stock at a price of $28.00 per full share through September 18, 2001.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS





LIQUIDITY AND CAPITAL RESOURCES

Completed Acquisitions

In March 1996, the Company entered into an agreement to acquire the FCC licenses of WCTQ-FM and WAMR-AM in Venice, Florida and to purchase certain real estate and transmission facilities necessary to operate the stations. In June 1996, the Company consummated this acquisition for a purchase price of approximately $4.4 million.

In June 1996, the Company entered into an agreement to acquire the FCC licenses of WLAP-AM, WMXL-FM and WWYC-FM in Lexington, Kentucky and to purchase real estate and transmission facilities necessary to operate the stations. In August 1996, the Company consummated this acquisition for a purchase price of approximately $14.0 million.

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

In September 1996, the Company completed the acquisition of Citicasters through a merger of Citicasters with and into a wholly owned Jacor subsidiary. Citicasters owned and/or operated 19 radio stations, located in the United States in Atlanta, Phoenix, Tampa, Portland, Kansas City, Cincinnati, Sacramento, Columbus and two television stations, one located in Tampa and one in Cincinnati. The Company consummated the Citicasters merger for an approximate aggregate value of $847.3 million, which included (i) the purchase of all outstanding shares of Citicasters common stock at $29.50 per share for approximately $624.5 million in cash, (ii) the assumption of Citicasters
9 3/4% notes ($125 million), (iii) the payoff of Citicasters outstanding bank loan ($20 million), and (iv) the issuance of warrants to purchase an aggregate of 4.4 million shares of common stock (valued at $72.6 million).

Citicasters' outstanding 9 3/4% Notes became obligations of the surviving corporation in the merger. As a result of a change in control covenant in the indenture pursuant to which such Notes were issued, the holders of the 9 3/4%
Notes were permitted to cause the Company to purchase the Notes at 101% of the principal amount thereof. In October
1996, approximately $107 million of the 9 3/4% notes were put to the Company pursuant to the change in control covenant. The put was funded from borrowings under the New
Credit Facility.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Completed Acquisitions, Continued

The completed acquisitions were funded as follows: (i) $303.6 million proceeds from the public offering of 11.25 million shares of Common Stock, (ii) $115.2 million in proceeds from the Liquid Yield Option Notes public offering,
(iii) $100.0 million from the 10 1/8% Senior Subordinated Notes public offering, and (iv) $400 million in borrowings under the New Credit Facility.

Pending Acquisitions

In September 1996, the Company entered into a binding agreement with a subsidiary of Gannett to effect an exchange of the Company's Tampa television station. WTSP-TV was acquired by the Company in the Citicasters Merger, for six of Gannett's radio stations. The stations to be acquired by the Company are KIIS-FM and KIIS-AM in Los Angeles, KSDO-AM and KKBH-FM in San Diego and WDAE-AM in Tampa-St. Petersburg. The Company will also acquire the licenses and operating assets of WUSA-FM in Tampa-St. Petersburg while Gannett will retain the call letters. The exchange will enhance the Company's existing station portfolios in San Diego and Tampa and will create a new multiple radio station platform in the Los Angeles broadcast area. The assets to be exchanged are valued by the Company and Gannett at approximately $190.0 million. The Company anticipates that this transaction will constitute a tax-free like-kind exchange.

In October 1996, the Company entered into a definitive merger agreement with Regent whereby Regent will merge with and into the Company. Regent owns, operates or represents 20 radio stations located in Kansas City, Salt Lake City, Las Vegas, Louisville and Charleston. The merger consideration to be paid by the Company to the Regent stockholders consists of 3.55 million shares of Common Stock and up to $64.0 million in cash to be used to repay outstanding Regent indebtedness, and warrants to acquire an aggregate of 500,000 shares of Common Stock at an exercise price of $40 per full share, subject to adjustment pursuant to the terms of the merger agreement. In the event that the value of the Common Stock to be received by the Regent stockholders is less than $116.0 million, at the Company's option: (a) the Company may make up the difference by the delivery of additional shares of Common Stock; (b) pay the difference in cash; or (c) pay all of the merger consideration in cash.

The Company also has acquisitions pending in the following markets: (i) in Sarasota, Florida, (ii) Toledo, Ohio, (iii)
San Diego, California, (iv) Des Moines and Cedar Rapids,
Iowa, (v) Casper, Wyoming, (vi) and Boise, Idaho. The net cash to be paid for these acquisitions after giving effect to escrow deposits of $25.6 million, totals approximately
$150 million.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities and Other

In June 1996, the Company entered into the New Credit Facility which provides for availability of $600.0 million pursuant to a $200.0 million reducing revolving facility under which the aggregate commitments would reduce on a semi-annual basis commencing in December 1998; a $300.0 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1997; and a $100.0 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1998. The New Credit Facility bears interest at floating rates based on a Eurodollar rate or a bank base rate. The New Credit Facility also provides the Company with additional credit for future acquisitions as well as working capital and other general corporate purposes. As of November 1, 1996 the Company had incurred $500.0 million of outstanding indebtedness under the New Credit Facility.

The pending acquisitions will be primarily funded by the remaining $100 million available under the New Credit Facility and excess cash on hand, which will include the Hanna Barbera Escrow proceeds of $13.7 million which will be received during the fourth quarter. The Company believes that various sources are available for the additional funds required to complete the acquisitions and is currently exploring those alternatives. Such alternatives include increased availability under the Company's credit facilities as well as the possible issuance of additional equity and/or debt securities of the Company.

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


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1995

Broadcast revenue for the first nine months of 1996 was $142.2 million, an increase of $44.5 million or 45.6% from $97.6 million during the first nine months of 1995. This increase resulted primarily from the revenue generated at those properties owned or operated during the 1996 first nine-months but not during the comparable 1995 period, and to a lesser extent, from an increase in advertising rates in both local and national advertising. On a "same station" basis - reflecting results from stations operated in the first nine months of both 1996 and 1995 - broadcast revenue for the 1996 period was $104.9 million, an increase of $10.7 million or 11.3% from $94.2 million for the 1995 period.

Agency commissions for the first nine months of 1996 were $14.7 million, an increase of $4.2 million or 40.0% from $10.5 million during the first nine months of 1995 due to the increase in broadcast revenue.

Broadcast operating expenses for the first nine months of 1996 were $91.7 million, an increase of $26.5 million or 40.5% from $65.2 million during the first nine months of 1996. These expenses increased as a result of expenses incurred at those properties owned or operated during the first nine months of 1996 but not during the comparable 1995 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expenses for the 1996 period were $66.3 million, an increase of $4.1 million or 6.6% from $62.2 million for the 1995 period.

Station operating income excluding depreciation and amortization for the nine months ended September 30, 1996 was $35.8 million, an increase of $13.9 million or 63.3% from the $21.9 million for the nine months ended September
30, 1995. On a "same station" basis, station operating income excluding depreciation and amortization for the 1996 period was $27.4 million, an increase of $5.6 million or 25.6% from $21.8 million for the 1995 period.

Depreciation and amortization for the first nine months of 1996 and 1995 was $10.6 million and $6.8 million, respectively. The increase from period-to-period resulted primarily from the acquisitions made by the Company during the last quarter of 1995 and the first nine months of 1996.

Operating income for the first nine months of 1996 was $21.1 million, an increase of $8.5 million or 68.0% from an operating income of $12.6 million during the first nine months of 1995.

Interest expense for the first nine months of 1996 and 1995 was $13.4 million and $0.6 million, respectively. The increase in interest expense resulted principally from the increase in the Company's outstanding Credit Facility borrowings and the issuance of the 10 1/8% Senior
Subordinated Notes and Liquid Yield Option Notes which are primarily related to the Company's acquisition strategy.

The gain on sale of radio stations in the first nine months of 1996 resulted from the Company's February sale of two FM radio stations in Knoxville.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1995, Continued


The extraordinary item in the first nine months of 1996 represents the write-off of unamortized costs associated with the Company's 1993 Credit Agreement which was replaced in February 1996 by the Company's Former Credit Facility and the write-off of unamortized costs associated with the Company's Former Credit Facility which was replaced by the Company's New Credit Facility in June 1996.

Net income for the first nine months of 1996 and 1995 was $4.7 and $7.8 million, respectively.


THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 1995

Broadcast revenue for the third quarter of 1996 was $60.1
million, an increase of $24.0 million or 66.5% from $36.1 million during the third quarter of 1995. This increase resulted primarily from the revenue generated at those properties owned or operated during the 1996 third quarter but not during the comparable 1995 period, and to a lesser extent, from an increase in advertising rates in both local and national advertising. On a "same station" basis - reflecting results from stations operated in the third quarter of both 1996 and 1995 - broadcast revenue for the 1996 period was $38.6 million, an increase of $4.2 million or 12.4% from $34.4 million for the 1995 period.

Agency commissions for the third quarter of 1996 were $5.8
million, an increase of $2.0 million or 52.2% from $3.8 million during the third quarter of 1995 due to the increase in broadcast revenue.

Broadcast operating expenses for the third quarter of 1996 were $38.3 million, an increase of $15.2 million or 65.5% from $23.1 million during the third quarter of 1995. These expenses increased as a result of expenses incurred at those properties owned or operated during the 1996 second quarter but not during the comparable 1995 period and, to a lesser extent, increased selling and other payroll costs and programming costs. On a "same station" basis, broadcast operating expense for the 1996 period were $24.0 million, an increase of $2.3 million or 10.6% from $21.7 million for the 1995 period.

Station operating income excluding depreciation and amortization for the three months ended September 30, 1996 was $16.1 million, an increase of $6.9 million or 75.2% from the $9.2 million for the three months ended September 30, 1995. On a "same station" basis, station operating income excluding depreciation and amortization for the 1996 period was $10.6 million, an increase of $1.6 million or 17.4% from $9.0 million for the 1995 period.

Depreciation and amortization for the third quarter of 1996 and 1995 was $5.2 million and $2.4 million, respectively. The increase from quarter-to-quarter resulted primarily from the acquisitions made by the Company during the fourth quarter of 1995 and the first nine months of 1996.

Operating income for the third quarter of 1996 was $9.2
million, an increase of $3.3 million or 56.5% from $5.9 million during the third quarter of 1995.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS




THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 1995, Continued

Interest expense for the third quarter of 1996 and 1995 was $6.8 million and $0.4 million, respectively. The increase in interest expense resulted principally from the increase in the Company's outstanding Credit Facility borrowings which are primarily related to the Company's acquisition strategy and the issuance of the 10 1/8% Senior Subordinated Notes and Liquid Yield Option Notes.

The extraordinary item in the third quarter represents the write-off of unamortized costs associated with the Company's
Former Credit Facility which was replaced by the Company's
New Credit Facility in June 1996.

Net income for the third quarter of 1996 was $0.1 million, compared to net income of $3.5 million reported by the Company for the third quarter of 1995. The 1996 period includes $2.1 million of income tax expense while the 1995 period includes $2.4 million of income tax expense.


CASH FLOWS

Cash flows provided by operating activities, inclusive of working capital, were $17.7 million and $17.0 million for the nine months ended September 30, 1996 and 1995, respectively. Cash flows provided by operating activities for the first nine months of 1996 resulted primarily from the add-back of $10.6 million of depreciation and amortization together with the add-back of $3.0 million for the extraordinary loss net of ($2.5) million from the gain on sale of radio stations together with the ($1.3) million net change in working capital to net income of $4.7 million for the period. The additional $3.1 million resulted principally from the add back of $.6 million net change in deferred taxes and $2.5 million of non-cash interest. Cash flows provided by operating activities for the comparable
1995 period resulted primarily from the add-back of $6.8 million of depreciation and amortization together with the net change in working capital of $2.8 million to net income of $7.8 million for the period. The additional ($.4) million resulted from the deferred income tax benefit.

Cash flows used by investing activities were ($836.0) million and ($56.6) million for the nine months ended September 30, 1996 and 1995, respectively. Investing activities include capital expenditures of $7.5 million and $3.7 million for the first nine months of 1996 and 1995, respectively. Investing activities during the first nine months of 1996 include expenditures of $827.9 million and $7.1 million, respectively, for acquisitions, loans made in connection with the Company's joint sales agreements and other. Additionally, investing activities for the 1996 period includes $6.6 million of proceeds from the sale of radio stations WMYU-FM and WWST-FM in Knoxville. Investing activities during the first nine months of 1995 include expenditures of $48.5 million and $4.4 million, respectively for acquisitions and loans made in connection with the Company's joint sales agreements.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CASH FLOWS, Continued


Cash flows from financing activities were $863.7 million and $18.3 million for the nine months ended September 30, 1996 and 1995, respectively. Cash flows provided by financing activities during the first nine months of 1996 resulted primarily from the $818.2 million of proceeds from the issuance of public debt, Liquid Yield Option Notes and borrowings under the Existing Credit Facility, together with $317.1 million in proceeds received from the issuance of common stock net of the $248.5 million repayment of long-term debt and $21.3 million of paid debt related finance costs. Cash flows used from financing activities during the comparable 1995 nine-month period resulted primarily from the $15.1 million repurchase of the Company's common stock net of the $33.5 million in borrowings under the Company's Former Credit Agreement.

The foregoing discussion sets forth forward looking statements within the meaning of Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the ability to consummate the pending acquisitions, interest rates, competition and the economy and industry conditions in general.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION







Item 5.  Other Information

COMPETITION; CHANGES IN THE BROADCASTING INDUSTRY

     The radio broadcasting industry is a highly competitive business. The success of each of the Company's stations will depend significantly upon its audience ratings and its share of the overall advertising revenue within its broadcast area. The Company's stations will compete for listeners and advertising revenue directly with other radio stations as well as many other advertising media within their respective broadcast areas. Radio stations attract listeners primarily on the basis of program content and by hiring high-profile talent that appeals to a particular demographic group. By building in each of its broadcast areas a strong listener base comprised of a specific demographic group, the Company will be able to compete for advertisers seeking to reach those listeners.

     In addition to management experience, factors which are material to competitive position include the station's rank among radio stations in its broadcast area, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the broadcast area, and other advertising media in that broadcast area. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the FCC's policies and rules permit increased joint ownership and joint operation of local radio stations. Those stations taking advantage of these joint arrangements may in certain circumstances have lower operational costs and may be able to offer advertisers more attractive rates and services.

     The Company's audience ratings and competitive position will be subject to change, and any adverse change in a particular broadcast area could have a material adverse effect on the revenue of the Company's stations in that broadcast area. Although the Company believes that each of the Company's stations will be able to compete effectively in the broadcast area, there can be no assurance that any one of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue.

      Although the radio broadcasting industry is highly competitive, some legal restrictions on entry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that can operate in a given broadcast area is limited by the availability of the FM and AM radio frequencies that the FCC will license in that broadcast area.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION






Item 5.  Other Information, Continued

      The Company's stations also compete directly for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and the Internet and by digital audio broadcasting. The radio broadcasting industry historically has grown despite the introduction of new
technologies   for   the  delivery  of   entertainment   and
information, such as television broadcasting, cable television, audio tapes and compact disks. Greater population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. The Company also competes with other radio station groups to purchase additional stations.

      The FCC has allocated spectrum for a new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. The FCC has proposed, but not yet adopted licensing and operating rules for DARS, so that the allocated spectrum is not yet available for service. The Company cannot predict when and in what form such rules will be adopted. The FCC granted a waiver in September 1995 to permit one potential DARS operator to commence construction of a DARS satellite system, with the express notice that the FCC might not license such operator to provide DARS, nor would such waiver prejudge the ongoing rule making proceeding. DARS may provide a medium for the delivery by satellite means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of band width for the AM band and will soon allocate frequencies in this new band to certain existing AM station licensees that applied for migration prior to the FCC's cut-off date. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station. None of the stations to be affiliated with the Company have sought authorizations for operations on the expanded AM band, because such signals operate at a lower power and have less coverage and thereby are not consistent with the Company's strategic objectives.

       Television stations compete for audiences and advertising revenues with radio and other television stations and multichannel video delivery systems in their broadcast areas and with other advertising media  such as newspapers,
magazines, outdoor advertising and direct mail. Competition for sales of television advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various services, price, the time of day when the advertising is to be broadcast, competition from other television stations, including affiliates of other television broadcast networks, cable television systems and other media and general economic conditions. Competition for
audiences        is        based        primarily         on


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION






Item 5.  Other Information, Continued

the  selection of programming, the acceptance  of  which  is dependent on the reaction of the viewing public, which is often difficult to predict. Additional elements that are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of Federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcasting television station by bringing into its broadcast area distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television ("DBS")
entertainment services and multichannel multipoint distribution services ("MMDS"). Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The Telecommunications Act of 1996 (the "Telecom Act") permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems," ("OVS")each pursuant to different regulatory schemes. The Company is unable to predict the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

      Recent acquisitions of, or investments in, cable multiple-system operators ("MSOs") by local exchange carriers ("LECs") by Regional Bell Operating Companies ("RBOCs") in the United States, market tests by both LECs and cable MSOs in various states, and major infrastructure upgrades announced by both LECs and cable MSOs, presage major expansions of wired communications networks and consequently their capacities to deliver video programming. The Telecom Act repealed the "telephone company/cable television cross-ownership prohibition," thereby enabling LECs, including the RBOCs, to provide cable television service in their telephone service areas. LECs may not, however, acquire more than a 10 percent ownership interest in, or enter into joint ventures with, cable systems in their telephone service areas. The 1996 Act also gives LECs the option to provide video programming services over an "open video system," or OVS, in which programming on no more than one-third of the system's channels may be selected by the LEC or its affiliates. The OVS model may be attractive to LECs because it is not subject to many of the regulatory requirements applicable to traditional cable systems, such as the requirement to obtain a local cable television franchise. In addition, a number of LECs have announced their intention to provide video programming services over MMDS "wireless cable" systems.


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION






Item 5.  Other Information, Continued

     In addition, the FCC authorizes DBS services throughout the United States. Currently, four entities provide subscription DBS services via high power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Additional companies are expected to commence direct-to-home operations in the future. DBS and MMDS, as well as other new technologies, will further increase competition in the delivery of video programming.

      The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

FEDERAL REGULATION OF BROADCASTING

      The ownership, operation and sale of stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. On February 8, 1996, the President signed the Telecom Act. The Telecom Act, among other measures, directs the FCC to (a) eliminate the national radio ownership limits; (b) increase the local radio ownership limits as specified in the Telecom Act; (c) issue broadcast licenses for periods of eight years; (d) eliminate the opportunity for the filing of competing applications against broadcast renewal applications and (e) modify the rules governing in-market radio-television ownership. Certain of these measures have been adopted by the FCC. Other provisions of the Telecom Act will be acted upon by the FCC through rule-making proceedings, presently scheduled for action during 1996 and 1997.

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

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION




Item 5.  Other Information, Continued

      License Grants and Renewals. The Communications Act provides that a broadcast station license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the
"character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast station licenses are granted for specific periods of time and, upon application, are renewable for additional terms. The Telecom Act amends the Communications Act to provide that broadcast station licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served. The FCC has not yet implemented the change in license terms provided in the Telecom Act.

      Generally, the FCC renews licenses without a hearing. The Telecom Act amends the Communications Act to require the FCC to grant an application for renewal of a broadcast station license if: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the
Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse. Pursuant to the Telecom Act, competing applications against broadcast renewal applications will no longer be entertained. The Telecom Act provides that if the FCC, after notice and an opportunity for a hearing, decides that the requirements for renewal have not been met and that no mitigating factors warrant lesser sanctions, it may deny a renewal application. Only thereafter may the FCC accept applications by third parties to operate on the frequency of the former licensee. The Communications Act continues to authorize the filing of petitions to deny against license renewal applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION



Item 5.  Other Information, Continued

      License renewals (expiring in 2003) were granted in 1996 for the Company's Florida, Georgia, Kentucky and certain of its Ohio radio stations. Presently pending are renewal applications for six of the Company's Ohio radio stations and for the Company's three St. Louis radio stations, four Kansas City radio stations and for WTSP-TV, St. Petersburg, Florida. The six Ohio radio stations are subject to a petition challenging the renewal of their licenses and those of certain other broadcasters for alleged failure to comply with equal employment opportunity policies. The Company has responded to that petition and anticipates obtaining license renewals for full terms for these Ohio stations. Renewal applications will be filed in 1997 for the remainder of the Company's station licenses that are currently due to expire in 1997. The Company does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

      Regent has obtained renewals for full terms (expiring in 2002) for its South Carolina radio stations and (expiring
2003) for its Kentucky and Indiana stations. Regent has renewal applications pending before the FCC for its Kansas City, Missouri, radio station. Regent's renewal applications for WFIA-AM and WDJX-FM, Louisville, are the subject of a petition to deny filed by a former employee against whom a non-compete provision was enforced. Regent expects the FCC to grant renewals for full terms for these stations. Renewal applications will be filed for the remainder of the Regent stations in 1997. The Gannett radio station renewal applications will be filed in 1997. Regarding other proposed acquisitions, renewal applications are presently pending for WCWA-AM and WIOT-FM, Toledo (also subject to a petition to deny on EEO grounds), and for the Palmer stations in Cedar Rapids and Des Moines. Renewal applications will be filed in 1997 for the licenses of the other stations to be acquired.

      When the FCC considers a proposed transfer of control of an FCC licensee that holds multiple FCC licenses, some of which licenses are subject to pending renewal applications, the FCC's past policy has been either to defer action on the transfer application until the pending renewals have been granted or to grant the transfer application conditioned on the transfer not being consummated until the renewals have been granted. The FCC has recently modified that policy to provide that so long as there are no unresolved issues pertaining to the qualifications of the transferor or the transferee and so long as the transferee is willing to substitute itself as the renewal applicant, the FCC will grant a transfer application for a licensee holding multiple licenses and permit consummation of the transfer notwithstanding the pendency of renewal applications for one or several of the licensee's stations. This policy should permit the parties to consummate the Gannett Exchange and the Regent Merger (assuming satisfaction or waiver of all other conditions and the FCC's grant of the subject application) during those periods when renewal applications are pending for one or more of the subject stations. To date, the FCC has not extended this policy to transactions where all the stations being sold are subject to renewal applications, such as involving WCWA-AM/WIOT-FM and the Palmer stations, and it is not expected that the FCC will grant consent to the assignment of these stations to the Company until the renewals for these stations are issued.


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION



Item 5.  Other Information, Continued

      License Assignments and Transfers of Control. The Communications Act prohibits the assignment of a license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applicants.

     Ownership Rules. Rules of the FCC limit the number and location of broadcast stations in which one licensee (or any party with a control position or attributable ownership interest therein) may have an attributable interest. The FCC, pursuant to the Telecom Act, eliminated the "national radio ownership rule." Consequently, there now is no limit imposed by the FCC to the number of radio stations one party may own nationally.

      The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. Pursuant to the Telecom Act, the FCC revised its rules to increase the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations,  a  party  may  own up to seven  commercial  radio stations,  no  more  than four of  which  are  in  the  same
service;   (c)  in  markets  with  15-29  commercial   radio
stations,  a  party  may  own up  to  six  commercial  radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. In addition, the FCC has a "cross interest" policy that may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station. The FCC is presently evaluating its cross-interest policy as well as policies governing attributable ownership interests. The Company cannot predict whether the FCC will adopt any changes in these policies or, if so, what the new policies will be.

      Under the current rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the foregoing benchmarks to 10% and 20%, respectively. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. The Company cannot predict whether the FCC will adopt these or any other proposals.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION




Item 5.  Other Information, Continued

      Under current FCC rules, shareholders of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), if any, are considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross ownership limits. Other than Zell/Chilmark Fund L.P. (the holder of approximately 42% of the Company's Common Stock), no individuals or entity has reported to the SEC that is has acquired 5% or more of the outstanding stock of the Company; however certain qualified investors need not submit such a report until 45 days after the end of the calendar year. In the event that the Company learns of a new attributable shareholder and if such shareholder holds interests that exceed the FCC limits on media ownership, the Company has the corporate power to redeem stock of its shareholders to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties and alien ownership.

     The rules also generally prohibit the acquisition of an ownership or control position in a television station and one or more radio stations serving the same market (termed the "one-to-a-market" rule). Current FCC policy looks favorably upon waiver requests relating to television and AM/FM radio combinations in the top 25 television markets where at least 30 separately owned broadcast stations will remain after the combination. One-to-a-market waiver requests in other markets, as well as those in the top 25 television markets that involve the combination of a television station and more than one same service (AM or FM) radio station, presently are evaluated by the FCC pursuant to a fact-based, five-part, case-by-case review. The FCC also has an established policy for granting waivers that involve "failed" stations. The FCC currently is considering changes to its one-to-a-market waiver standards in a pending rule-making proceeding. The FCC also plans to review and possibly modify its current prohibitions relating to ownership or control positions in a daily newspaper and a broadcast station in the same market. In conjunction with the Company's acquisition of the Citicasters stations, the FCC granted the Company's request for waivers of the one-to-a-market rule to permit common ownership of radio stations and a television station in each of Cincinnati and Tampa-St. Petersburg, subject to the outcome in the pending rule-making proceeding. The FCC waiver directed that should divestiture be required as a result of that rule-making proceeding, the Company will be required to file an application for FCC consent to sell the necessary stations within six months from the release of the FCC order in the rule-making proceeding. The Company filed in October 1996 an application for the sale of WTSP-TV, St. Petersburg. The sale of that station will render moot the one-to-a-market waiver granted the Company for radio and television ownership in Tampa-St. Petersburg. There can be no assurance that the FCC will adopt a revised one-to-a-market policy in its rule-making proceeding that would permit the Company to continue to own WKRC-TV, Cincinnati, along with all of its current Cincinnati-area radio stations. If
divestitures                  are                  required,


        JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION




Item 5.  Other Information, Continued

there can be no assurance that the Company would be able to obtain full value for such stations or that such sales would not have a material adverse impact upon the Company's business, financial condition or results of operations. In such event, the Company's intention would be to seek reconsideration and/or appellate court review of the FCC's decision.

      Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should expand its attribution rules to reach certain of these interests in certain circumstances. The Company cannot predict whether the FCC will adopt these or other changes in its attribution policies.

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


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION




Item 5.  Other Information, Continued

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

      The FCC has adopted rules regarding human exposure to levels of radio frequency ("RF") radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to RF radiation in excess of certain guidelines.

      Agreements With Other Broadcasters. Over the past several years a significant number of broadcast licensees, including certain of the Company's subsidiaries, have entered into cooperative agreements with other stations in their broadcast area. These agreements may take varying forms, subject to compliance with the requirements of the FCC's rules and policies and other laws. One typical example is a LMA between two separately owned stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. Another is a Joint Sales
Agreement (a "JSA") pursuant to which a licensee sells advertising time on both its own station or stations and on another separately owned station.

      The FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains complete responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, personnel and programming) and complies with applicable FCC rules and with antitrust laws. At present, the FCC is considering whether it should treat as attributable multiple business arrangements among local stations, such as joint sales accompanied by debt financing. Separately, the Antitrust Division of the Department of Justice (the "Antitrust Division") is evaluating JSA arrangements under the antitrust laws. The Company cannot predict whether it will be required to terminate or restructure its JSAs or other arrangements in the future.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION





Item 5.  Other Information, Continued

      Under certain circumstances, the FCC will consider a radio station brokering time on another radio station serving the same broadcast area to have an attributable ownership interest in the brokered station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules. The Company provides more than 15% of the broadcast time to the stations it LMA's.

      The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (i.e., AM-AM or FM-FM) whether it owns both stations or operates both through a LMA where both stations serve substantially the same geographic area.

     FCC Consideration of Acquisitions. The Company has filed the requisite applications with FCC for its consent to the transactions (each referred to as a "Transfer Application"). Once a Transfer Application has been accepted by the FCC, then pursuant to the Communications Act and the FCC's rules interested third parties may file petitions to deny the Transfer Application for a period of thirty days following public notice of the acceptance of the Transfer Application, and thereafter may file informal objections until the Transfer Application is granted. To date, the public comment periods on the Transfer Applications have not yet expired.

      In the event that an opposition against a Transfer Application is filed that raises substantial issues, the FCC would determine on the basis of the opposition, responses to the opposition that may be filed by the applicants, and such other facts as it may officially notice, whether there were substantial and material issues of fact that would require an evidentiary hearing to resolve. In the absence of issues requiring an evidentiary hearing, and upon a finding that a grant of the Transfer Application would serve the public interest, convenience and necessity, the FCC, or the FCC's staff acting by delegated authority, will grant the Transfer Application. In the unlikely event that there are any issues of fact which cannot be resolved without an evidentiary hearing, the FCC could designate the Transfer Application for such a hearing, and the consummation of the transaction at issue could be jeopardized due to the length of time ordinarily required to complete such proceedings.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION





Item 5.  Other Information, Continued

      Within thirty days following FCC public notice of such a grant, parties in interest may file a petition for reconsideration requesting that the FCC (or the FCC's staff in the case of a staff grant), reconsider its action.
Alternatively in the case of a staff grant, parties in interest may within the same thirty-day period file an "Application for Review" requesting that the FCC review and set aside the staff grant. In the event of a staff grant, a party in interest could take both actions, by first filing a petition for reconsideration with the staff and later, within thirty days following public notice of the denial of that petition, filing an Application for Review. In the case of a staff grant, the FCC may also review the staff action on its own motion within forty days following public notice of the staff's action. The FCC may review any of its own actions on its own motion within thirty days following public notice of the action.

     Within thirty days of public notice of an action by the FCC (i) granting the Transfer Application, (ii) denying a petition for reconsideration of such a grant or
(iii) denying an Application for Review of a staff grant, parties in interest may appeal the FCC's action to the U.S. Court of Appeals for the District of Columbia Circuit.

      In the event that the Transfer Application should be denied, the Company and the seller would have the same rights to seek reconsideration or review and to appeal as set forth above with respect to adverse parties.

      If the FCC does not, on its own motion, or upon a request by an interested party for reconsideration or review, review a staff grant or its own action within the time periods set forth above, an action by the FCC or its staff granting the Transfer Application would become final. The Gannett Agreement provides that if all other conditions to the exchange are satisfied or waived, the parties are obligated under certain conditions to consummate the exchange upon the issuance of an FCC grant of the Transfer Application, even if such grant has not become final. The Regent Merger Agreement provides as a precondition to closing that the FCC grant of the Transfer Application has become final, subject to waiver under certain circumstances.

      Legislation and Regulation of Television Operations. Television stations are regulated by the FCC pursuant to provisions of the Communications Act and the FCC rules that are in many instances the same or similar to those applicable to radio stations. Besides technical differences between television and radio, principal variances in regulation relate to limits on national and local ownership, LMAs and simulcasts, children's programming requirements, advanced television service, signal carriage rights on cable systems, license terms, "V-chip" technology and network/affiliate relations.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION



Item 5.  Other Information, Continued

     The current FCC rules prohibit combined local ownership or control of television stations with overlapping "Grade B" service contours (unless established waiver standards are met). An FCC rule-making proceeding is in process to determine whether to retain, modify or eliminate these local television ownership rules. The current FCC rules permit an entity to have an attributable interest in an unlimited number of U.S. television stations so long as such stations do not reach in the aggregate more than 35% of the national television audience. Additionally, the rules prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. As noted above, the radio/television one-to-a-market rule is under review and the FCC also is reviewing its current broadcast/daily newspaper restriction. Pursuant to the Telecom Act, the FCC eliminated the restriction of network ownership of cable systems. The FCC will monitor the response to this change to determine if additional rule changes are necessary to ensure nondiscriminatory carriage and channel positioning of nonaffiliated broadcast stations by network-owned cable systems.

      Presently, LMAs between television stations are not treated as attributable interests and there is no restriction on same-market television simulcasts. The FCC is proposing a pending rule-making proceeding to treat television LMAs similar to radio LMAs for multiple ownership rule purposes. The Company's television stations are not participants in LMAs.

       On August 8, 1996, the FCC amended its rules implementing the Children's Television Act of 1990 (the "CTA") to establish for broadcast television renewal applications filed after August 31, 1997, a "processing guideline" of at least three hours per week of educational and informational programming for children. A television station will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA if it satisfies the processing guideline by broadcasting at least three weekly hours of "Core Programming," which is defined as educational and informational programming that, among other things, (a) has serving the educational and informational needs of children "as a significant purpose,"
(b) has a specified educational and informational objective and a specified target child audience, (c) is regularly scheduled, weekly programming, (d) is at least 30 minutes in length, and (e) airs between 7:00 a.m. and 10:00 p.m. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. A licensee that does not meet the processing guideline under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licensee's compliance with CTA on the basis of both its programming and its other efforts related to children's educational and informational programming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION




Item 5.  Other Information, Continued

      The FCC is conducting a rule-making proceeding to devise a table of channel allotments in connection with the introduction of digital (or "advanced" or "high definition") television service ("DTV"). The FCC has preliminarily decided to allot a second broadcast channel to each full-power commercial television station for DTV operation. According to this preliminary decision, stations would be permitted to phase in their DTV operations over a period of several years following adoption of a final table of allotments, after which they would be required to surrender their non-DTV channel. The FCC has proposed allotting all full-service television stations a second broadcast channel for digital operation that substantially replicates the service areas of their exiting stations. Under this proposal, most stations, including the Company stations, would receive a digital channel assignment in the "core spectrum" between channels 7 and 51. This proposal is open for public comment. During the past year, Congress has considered proposals that would require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to DTV, or alternatively, would assign additional DTV spectrum to incumbent broadcasters and require the early surrender of their non-DTV channel for sale by public auction. It is not possible to predict if, or when, any of these proposals will be adopted or the effect, if any, adoption of such proposals would have on the Citicasters television stations.

      FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to (a) require carriage of its signal by cable systems in the station's market ("must-carry") or (b) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In a 2-1 decision issued on December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions. The District Court's decision was appealed to the U.S. Supreme Court, which has heard oral argument in the case and is expected to issue a decision in the second calendar quarter of 1997. In the meantime, the FCC's must-carry regulations implementing the Cable Act remain in effect. The Company cannot predict the outcome of the Supreme Court review of the case.

      Until the passage of the Telecom Act, television licenses were granted and renewed for a maximum of five years. The Telecom Act amends the Communications Act to provide that broadcast station licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served. The FCC has not yet implemented the change in license terms provided in the Telecom Act. The Telecom Act also requires the broadcast and cable industries to develop and transmit an encrypted rating that would permit the blocking of violent or indecent video programming and allow telephone companies to operate cable television systems in their own service areas.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION




Item 5.  Other Information, Continued

      The Company's Cincinnati and Tampa television stations are both CBS-network affiliates. Both are VHF stations. The FCC currently is reviewing certain of its rules governing the relationship between broadcast television networks and their affiliated stations. The FCC is conducting a rule-making proceeding to examine its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rule-making proceeding to consider the relaxation or elimination of its rules prohibiting broadcast networks from (a) restricting their affiliates' right to reject network programming; (b) reserving an option to use specified amounts of their affiliates' broadcast time; and
(c)   forbidding  their  affiliates  from  broadcasting  the
programming   of  another  network;  and  to  consider   the
relaxation of its rule prohibiting network-affiliated stations from preventing other stations from broadcasting the programming of their network.

      Proposed Changes. The FCC has not yet implemented formally certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly,
(i) affect the operation, ownership and profitability of the Company and its broadcast stations, (ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations, (iii) affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions, (iv) affect current cooperative agreements and/or financing arrangements with other radio broadcast licensees, or (v) affect the Company's competitive position in relationship to other advertising media in its broadcast areas. Such matters include, for example, changes to the license authorization and renewal process; proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; proposals to allow greater telephone company participation in the delivery of audio and video programming; proposals to limit the tax deductibility of advertising expenses by advertisers; potential auctions for ATV or non-ATV television spectrum; the implementation of "V-chip" technology; and changes to children's television programming requirements, signal carriage rights on cable systems and network affiliate relations.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION




Item 5.  Other Information, Continued

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

ANTITRUST CONSIDERATIONS

      Certain acquisitions by the Company of broadcasting companies, radio station groups or individual radio stations will be subject to review by the Antitrust Division and the Federal Trade Commission ("FTC") pursuant to the provisions of the Hart-Scott-Rodino Act (the "HSR Act"). Generally, acquisitions involving assets valued at $15.0 million or more, and certain acquisitions of voting securities, come within the purview of the HSR Act. Although it is likely that many proposed acquisitions will not require the parties to the transaction to comply with the HSR Act, or if such compliance is required, will result in rapid clearance by the antitrust agencies, in certain instances, such as is the case with the proposed acquisitions, the antitrust agencies may choose to investigate the proposed acquisition, particularly if it appears that such acquisition will result in substantial concentration within a specific market. Any decision by an antitrust agency to challenge a proposed acquisition could affect the ability of the Company to consummate the proposed acquisition, or to consummate the acquisition on the proposed terms.

      The Antitrust Division and the FTC determine between themselves which agency is to take a closer look at a proposed transaction. The Antitrust Division or the FTC, as the case may be, may then issue a formal request for additional information ("the Second Request"). Under the HSR Act, if a Second Request is issued, the waiting period then would be extended and would expire at 11:59 p.m., on the twentieth calendar day after the date of substantial compliance by both parties with such Second Request. Only one extension of the waiting period pursuant to a request for additional information is authorized by the HSR Act. Thereafter, such waiting period may be extended only by court order or with the consent of the parties. In practice, complying with a request for additional information or material can take a significant amount of time. In addition, if the Antitrust Division or the FTC raises substantive issues in connection with a proposed transaction, the parties frequently engage in negotiations with the relevant governmental agency concerning possible means of addressing those issues and may agree to delay consummation of the transaction while such negotiations continue.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                 PART II - OTHER INFORMATION






Item 5.  Other Information, Continued

     Subsequent to the passage of the Telecom Act, the radio broadcast industry has been subject to an increased amount of scrutiny by the Antitrust Division. Such scrutiny caused the Company to experience delays in closing both the Citicasters Merger and the Noble acquisition and to incur increased transaction costs. The Company could experience similar delays and increased costs in connection with future transactions, including one or more of the pending acquisitions.

      The Antitrust Division or the FTC could also compel changes in the proposed terms of acquisitions. This is evidenced by the Company's agreement with the Antitrust Division in connection with the Citicasters Merger pursuant to which the Company agreed to divest WKRQ-FM in Cincinnati by February 1997 and to inform the Antitrust Division of certain transactions in Cincinnati that would not otherwise be reportable under the HSR Act. Antitrust Division scrutiny also resulted in the Company terminating its agreement to finance the acquisition of WGRR-FM in Cincinnati by Tsunami Communications, Inc., the entity with whom the Company has a JSA for a Denver radio station. Subsequent to such termination, the Company received from the Antitrust Division a civil investigative demand relating to the proposed transaction.

      In addition, the Company has received an industry-wide civil investigative demand relating to JSAs pursuant to which the Antitrust Division is examining the antitrust implications of such arrangements. The Company anticipates that the Antitrust Division's determinations of the permissibility of JSAs will depend on the specific characteristics of the markets, stations and relationships being reviewed. The Company believes that its existing JSAs are appropriate under applicable antitrust laws and that its JSAs are not material to its business as such arrangements account for approximately only 1.0% of the Company's revenues.

      The Company is in the process of responding to the civil investigative demands received from the Antitrust Division. Although the Company does not believe that antitrust considerations will adversely affect the Company's ability to successfully implement its business strategy, the effects of the Antitrust Division's heightened level of scrutiny on the radio broadcast industry and on the Company are uncertain. There can be no assurances that these concerns will not negatively impact the Company.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION



     Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits.

     Number      Description                                        Page

      4.1       Second Amendment dated as of
               September 18, 1996 to Credit
               Agreement dated as of June 12,
                 1996 by and among Citicasters Inc.
               (as successor by merger to JCAC, Inc.),
               the Lenders named therein, The Chase
               Manhattan Bank (as successor by merger
               to Chemical Bank), as Administrative
               Agent, Banque Paribas, as Documentation
               Agent, and Bank of America Illinois,
               as Syndication Agent (omitting exhibits
               not deemed material)                                 41

      4.2      Third Amendment dated as of October 8,
               1996 to Credit Agreement dated as of
               June 12, 1996 by and among Citicasters Inc.
               (as successor by merger to JCAC, Inc.), the
               lenders named therein, The Chase Manhattan
               Bank (as successor by merger to Chemical
               Bank), as Administrative Agent, Banque
               Paribas, as Documentation Agent, and Bank
               of America Illinois, as Syndication Agent
               (omitting exhibits not deemed material)             65

     10.1      Employment Agreement dated February 20, 1996
               by and between Noble Broadcast Group, Inc.
               and John T. Lynch, as assumed by the
               Registrant effective July 15, 1996.                 89

     10.2      Employment Agreement dated February 20, 1996
               by and between Noble Broadcast Group, Inc.
               and Frank A. DeFrancesco, assumed by the
               Registrant effective July 15, 1996.                101

       11        Statement re computation of consolidated
                 income (loss) per common share                   113

       27        Financial Data Schedule                          114

      99.1          Press Release dated November 11, 1996         115


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION



     Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

               During the third quarter of 1996, the Company filed a Form 8-K relating to the consummation of the Noble acquisition on July 15, 1996. Such Form 8-K was filed with the Securities and Exchange Commission (the "Commission") on July 30, 1996. The Noble historical financial statements and pro forma financial statements relating to the Company's acquisition of Noble had been previously filed with the Commission on May 23, 1996, as an amendment to the Company's Form 8-K filed with the Commission on March 6, 1996 in which the Noble acquisition was first reported as a significant acquisition.

                During  the fourth quarter of 1996 to  date,
          the Company has also filed additional Form 8-Ks on the following dates: October 3, 1996 (relating to the consummation of the Citicasters Merger), October 11, 1996 (relating to the execution of the definitive agreement for the Gannett Exchange), October 23, 1996 (relating to the execution of the definitive agreement for the Regent Merger) and November 6, 1996 (relating to various other pending acquisitions announced by the Company during October 1996).










                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant and Co-Registrant has each duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)
                                   and
                               CITICASTERS INC.
                                     (Co-Registrant)




DATED:  November 14, 1996     BY  /s/ R. Christopher Weber
                                  R. Christopher Weber,
                                  Senior Vice President and
                                  Chief Financial Officer

                             (Duly Authorized Officer and
                              Principal Financial and
                              Accounting Officer of
                              Registrant
                              and Co-Registrant)



                         EXHIBIT 4.1



            SECOND AMENDMENT TO CREDIT AGREEMENT


           This SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is entered into as of September 18, 1996 among Citicasters Inc., a Florida corporation (as successor by merger to JCAC, Inc.) (the "Company"), The Chase Manhattan Bank (as successor by merger to Chemical Bank), as Admin istrative Agent, Banque Paribas, as Documentation Agent, Bank of America Illinois, as Syndication Agent (The Chase Manhattan Bank, Banque Paribas and Bank of America Illinois in such capacities are hereinafter referred to as the "Agents"), and the Lenders (as defined in the Credit Agree ment).

                      R E C I T A L S:

           WHEREAS, the Company, the Agents and the Lenders are parties to that certain Credit Agreement dated as of June 12, 1996, as amended by that certain First Amendment to Credit Agreement dated as of June 18, 1996, among the Company, the Agents and the Lenders (the "Credit Agreement"; capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to them in the Credit Agreement as amended hereby);

           WHEREAS, the Company has requested that the Lenders and the Agents amend certain provisions of the Credit Agreement as more fully described herein; and

          WHEREAS, the Lenders and the Agents have agreed to amend such provisions upon the terms and conditions con tained herein;

           NOW, THEREFORE, in consideration of the premises contained herein, and for other good and valuable consider ation, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

I.    SECTION           Amendments.   Immediately  upon  the
satisfaction of each of the conditions precedent set forth in Section 2 of this Amendment, the Credit Agreement and the Company Security Agreement are amended as follows:

A. Amendment to Article I of the Credit Agreement. (a) Article I of the Credit Agreement is hereby amended by (i) deleting the definitions of "Excluded Subsid iary", "Mexican Assignment Agreement", "Mexican Sales Agency Agreement", "Noble Stock Escrow and Security Agreement" and "Noble Stock Purchase and Warrant Redemption Agreement" in their entirety, as they appear therein and substituting therefor the following new definitions and (ii) adding there to, in proper alphabetical order, the new defined terms "IR" and "Second Amendment":

           "Excluded Subsidiary" shall mean each of Jacor National Corp., a Delaware corporation, WIBX Incorporated, a New York corporation, Marathon Communications, Inc., a New York corporation, and Nobro, C.V., a Mexican corporation; provided that, on and prior to, but not at any time after, 60 days after the Effective Date (as defined in the Second Amendment), the following shall be deemed to be "Excluded Subsidiaries": FMI Pennsylvania, Inc., GACC-N26LB, Inc., GACC-340, Inc., Settlement Development, Inc., Taft-TCI Satellite Services, Inc., Great American Television Productions, Inc., Cine Films Inc., Turp Co., Cine Guarantors, Inc., Cine Guarantors II, Inc., Cine Guarantors II, Ltd., Cine Movil S.A.Del O.V., Cine Mobile Systems Int'l N.V., Great American Merchandising Group, Inc., Location Productions, Inc., Location Productions II, Inc., Cine Artists Pictures Corp., Aces High Picture Corp., To The Devil A Daughter Picture Corp., Echoes of Summer Co., Inc., Dreamer Productions, Inc., The Sy Fischer Company Agency, Inc., River Niger Picture Corp., VTTV Productions, Noble Broadcast Center, Inc. and Sports Radio Broadcasting, Inc.

           "Mexican Assignment Agreement" means, in respect of the Mexican Sales Agency Agreement, an assignment agreement, substantially the form of Exhibit B-3 hereto, providing for the assignment by the Company and certain of its Subsidiaries of all of their right, title and interest in the Mexican Sales Agency Agreement, in favor of the Administrative Agent for the ratable benefit of the Lenders, duly completed, executed and delivered to the Administrative Agent by the Company and such Subsidiaries, as the same may be amended, modified, supplemented or restated and in effect from time to time.

            "Mexican Sales Agency Agreement" means the Exclusive Promotional, Programming and Sales Agreement dated as of June 1, 1996 between Xetra Comunicaciones, S.A. de C.V. and Jacor Broadcasting of San Diego, Inc., including any amendment thereto or replacement thereof (such amendment or replacement, as the case may be, to be in form and substance satisfactory to the Administrative Agent).

           "Noble Stock Escrow and Security Agreement" means that certain Stock Escrow and Security Agreement dated as of February 20, 1996 by and among (or assigned to) the Company, Prudential Venture Partners II, L.P., Northeast Ventures II, John T. Lynch, Frank A. DeFrancesco, Thomas R. Jimenez, William R. Arbenz and The Fifth Third Bank as amended by that certain First Amendment to Stock Escrow and Security Agreement dated as of July 8, 1996.

           "Noble Stock Purchase and Warrant Redemption Agreement" means that certain Stock Purchase and Stock and Warrant Redemption Agreement dated as of February 20, 1996 by and among (or assigned to) the Company, Prudential Venture Partners II, L.P., Northeast Ventures, II, John T. Lynch, Frank A. DeFrancesco, Thomas R. Jimenez, William R. Arbenz, CIHC, Inc., Bankers Life Holding Corporation, and Noble, as amended by that certain First Amendment to Stock Purchase and Stock and Warrant Redemption Agreement dated as of July 8, 1996, as the same may be further amended in accordance with the provisions of Section 6.29.

           "IR" means Inmobiliaria Radial, S.A. de C.V., a company incorporated under the laws of the United Mexican
States.

           "Second  Amendment"  means  that  certain  Second
Amendment to this Agreement dated as of September  18,  1996 among the Company, the Agents and the Lenders.

           (b) Article I of the Credit Agreement is hereby amended by inserting the words "Time Brokerage Agreement" followed by a comma after the words "with respect to each" in the first line of the definition of "Collateral Assignment".

           (c) Article I of the Credit Agreement is hereby amended by (i) replacing the word "an" with the words "one or more" in the first line of the definition of "Intercompany Acquisition Note", (ii) replacing the word "and" with a comma after the words "demand note" in the second line of the definition of "Intercompany Acquisition Note" and (iii) inserting the phrase "and a second amended and restated intercompany demand acquisition note" after the words "restated intercompany acquisition demand note" in the third line of the definition of "Intercompany Acquisition Note" immediately before the comma.

           (d) Article I of the Credit Agreement is hereby amended by (i) replacing the word "an" with the words "one or more" in the first line of the definition of "Intercompany Demand Note" and (ii) inserting a comma fol lowed by the words "a second consolidated amended and restated intercompany demand note" after the words "first amended and restated intercompany demand note" in the second line of the definition of "Intercompany Demand Note".

           (e) Article I of the Credit Agreement is hereby amended by replacing the word "second" with the word "third" in the first line of the definition of "Intercompany Securi ty Agreement".

           (f) Article I of the Credit Agreement is hereby amended by replacing the reference to "$226,000,000" with a reference to "$259,900,000" in the third line of the definition of "Liquid Yield Option Notes".

           (g) Article I of the Credit Agreement is hereby amended by inserting the words "or D-4" immediately after the reference to "D-3" in clause (iv) of the definition of "Subsidiary Pledge Agreements".

           (h) Article I of the Credit Agreement is hereby amended by inserting the words "and certain other Subsid iaries of the Company" immediately after the reference to "Tampa Bay, Inc." in the fourth line of the definition of "Subsidiary Trademark Agreements" before the word "and".

A. Amendment to Section 2.17(b)(ii) of the Credit Agreement. Section 2.17(b)(ii) of the Credit Agreement is hereby amended by adding the word "fee" immediately after the words "acquisition of any" in the second line thereof.

A. Amendment to Section 4.1(a)(vi) of the Credit Agreement. Section 4.1(a)(vi) of the Credit Agreement is hereby amended by adding the word "fee" immediately after the words "with respect to each" in the third line thereof.

A. Amendment to Section 4.1(a)(xi) of the Credit Agreement. Section 4.1(a)(xi) of the Credit Agreement is hereby amended by adding the parenthetical phrase "(other than any Equity Interests in any Excluded Subsidiary)" imme diately after the words "Equity Interests" in the fourth line thereof.

A. Amendment to Section 4.1(a)(xiii) of the Credit Agreement. Section 4.1(a)(xiii) of the Credit Agree ment is hereby amended by adding the word "fee" immediately after the words "any real property" in the third line thereof.

A. Amendment to Section 5.20 of the Credit Agreement. Section 5.20 of the Credit Agreement is hereby amended by adding two new sentences at the end of Section
5.20 as follows: "The aggregate fair market value of the assets of Nobro, C.V. does not exceed $5,000. The aggregate fair market value of the assets (other than assets that are subject to one or more Mortgages) of IR does not exceed $50,000."

A. Amendment to Section 6.11(c)(iii) of the Credit Agreement. Section 6.11(c) of the Credit Agreement is hereby amended by (a) replacing the parenthetical phrase which appears in each of clauses (i) and (ii) of Section 6.11(c) with the parenthetical phrase "(other than an Excluded Subsidiary and other than IR)", (b) adding the parenthetical phrase "(other than an Excluded Subsidiary and other than IR)" immediately after the words "any Wholly-Owned Subsidiary" in the eighth line thereof in clause (iii) thereof and (c) adding the following phrase at the end of
Section 6.11(c) before the period:

     ;  provided  that  with  respect to  each  Intercompany
     Acquisition Note executed by any such Subsidiary in favor of the Company, the Company shall cause each such Subsidiary to enter into such Mortgages, Uniform Commercial Code financing statements and amendments to Mortgages as may be reasonably requested by the Administrative Agent.
A. Amendment to Section 6.26 of the Credit Agreement. Section 6.26 of the Credit Agreement is hereby amended by adding a new sentence at the end of Section 6.26 as follows: "The Company will not permit Inmobiliaria Radial, S.A. de C.V. to own or acquire assets (other than assets that are subject to one or more Mortgages) in excess of $50,000."

A.             Amendment  to  Section  6.27  of  the  Credit
Agreement. Section 6.27 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

           Section 6.27  FCC Licenses.  Neither the  Company
     nor any Excluded Subsidiary shall obtain or hold, or be licensee under, any FCC Broadcast Station License.

A.              Amendment  to  Article  VI  of  the   Credit
Agreement.   Article  VI of the Credit Agreement  is  hereby
amended by adding a new Section 6.31 thereto as follows:

          Section 6.31  Dissolution of Certain Excluded
     Subsidiaries.   Within 60 days  of  the  Effective
     Date (as defined in the Second Amendment), the Com
     pany  shall either (i) dissolve or merge  into  an
     existing Subsidiary of the Company each of the Sub
     sidiaries of the Company listed in the proviso  of
     the definition of "Excluded Subsidiary" in Article
     I  or  (ii) cause each of the Subsidiaries of  the
     Company listed in the proviso of the definition of
     "Excluded Subsidiary" which has not been dissolved
     or  merged in accordance with clause (i)  of  this
     Section   6.31  to  enter  into  such   Collateral
     Documents   and  provide  and  cause   each   such
     Subsidiary to provide such documents, instruments,
     certificates and opinions in each case as  request
     ed  by the Administrative Agent promptly upon  the
     request  of  the  Administrative  Agent   and   as
     required to be delivered with respect to each newly formed Subsidiary of the Company in ac cordance with Section 2.17(b), including, without limitation, the stock of each such Subsidiary with appropriate stock powers pursuant to the Company
     Pledge  Agreement  or  the  applicable  Subsidiary
     Pledge Agreement, as the case may be.

A.             Amendment  to Section 8.2(d)  of  the  Credit
Agreement. Section 8.2(d) of the Credit Agreement is hereby amended by adding the following proviso at the end of clause
(iii) thereof immediately before the comma:

     ; provided, that, each other Person (other than an
     existing Lender or an Affiliate thereof) to  which
     the  Company  offers an opportunity to participate
     in  the  Revolving  Commitment  Increase  must  be
     acceptable   to  the  Administrative  Agent   (the
     consent  of  the Administrative Agent  not  to  be
     unreasonably withheld); and provided further that,
     if  there  are any Revolving Loans outstanding  on
     the  effective  date  of any Revolving  Commitment
     Increase  each  existing  Lender  and  new  Lender
     participating   in   such   Revolving   Commitment
     Increase  shall  purchase from the  other  Lenders
     such  participations in such  Revolving  Loans  as
     shall  be  necessary to cause each Lender  with  a
     Revolving Loan Commitment to share ratably  (based
     on   the   proportion  that  each  such   Lender's
     Revolving  Loan Commitment bears to the  Aggregate
     Revolving Loan Commitment after giving effect to the Revolving Commitment Increase) in the then outstanding Revolving Loans subject to the other terms of this Agreement.

A.             Amendment  to Schedule I to the Credit  Agree
ment.   Schedule I to the Credit Agreement is hereby amended
by deleting such Schedule I in its entirety and replacing it with a new Schedule I attached hereto as Exhibit A.

A. Amendment to Schedule 5.13(b)(i) to the Credit Agreement. Schedule 5.13(b)(i) to the Credit Agreement is hereby amended by deleting such Schedule 5.13(b)(i) in its entirety and replacing it with a new Schedule 5.13(b)(i) attached hereto as Exhibit B.

A. Amendment to Schedule 5.13(c) to the Credit Agreement. Schedule 5.13(c) of the Credit Agreement is hereby amended by deleting such Schedule 5.13(c) in its entirety and replacing it with a new Schedule 5.13(c) attached hereto as Exhibit C.

A. Amendment to Schedule 5.15(a) to the Credit Agreement. Schedule 5.15(a) to the Credit Agreement is hereby amended by deleting such Schedule 5.15(a) in its entirety and replacing it with a new Schedule 5.15(a) attached hereto as Exhibit D.

A. Amendment to Schedule 5.18(a) to the Credit Agreement. Schedule 5.18(a) to the Credit Agreement is hereby amended by deleting such Schedule 5.18(a) in its entirety and replacing it with a new Schedule 5.18(a) attached hereto as Exhibit E.

A. Amendment to Schedule 5.25 to the Credit Agree ment. Schedule 5.25 to the Credit Agreement is hereby amended by deleting such Schedule 5.25 in its entirety and replacing it with a new Schedule 5.25 attached hereto as Exhibit F.

A. Amendment to Schedule 6.17(i) to the Credit Agreement. Schedule 6.17(i) to the Credit Agreement is hereby amended by deleting such Schedule 6.17(i) in its entirety and replacing it with a new Schedule 6.17(i) at tached hereto as Exhibit G.

A. Amendment to references to "Chemical Bank" in the Loan Documents. Each reference in each Loan Document to "Chemical Bank" shall hereafter be a reference to "The Chase
Manhattan Bank".

A. Amendment to Exhibits to the Company Security Agreement. Exhibit A, Exhibit B and Exhibit E to the Compa ny Security Agreement are hereby amended by deleting such Exhibit A, Exhibit B and Exhibit E in their entirety, and replacing such Exhibits with a new Exhibit A, Exhibit B and a new Exhibit E, respectively, attached hereto as Exhibit H,
Exhibit I and Exhibit J, respectively.

I.     SECTION            Conditions  to  Effectiveness   of
Amendment.   The effectiveness of this Amendment is  subject
to the satisfaction of the following conditions precedent:

A.            Documents.

(1)                   ()  Amendment.  The Company shall have
duly executed and delivered this Amendment.

(1)                     ()   Guaranty  Reaffirmation.    The
Parent shall have executed and delivered a Reaffirmation with respect to the Parent Guaranty in the form of Exhibit K hereto (the "Reaffirmation").

A. Good Standing. The Company shall have delivered to the Administrative Agent a good-standing certif icate (and any bring-downs) with respect to the Company from the Secretary of State of Florida as to the good standing of the Company as of the Effective Date (as defined below).

A. Certified Resolutions, etc. The Adminis trative Agent shall have received (in sufficient copies for each Lender) a certificate in form and substance satis factory to the Administrative Agent of the secretary or assistant secretary (or comparable officer) of the Company dated the Effective Date, certifying (i) the resolutions of its Board of Directors approving and authorizing the execu tion, delivery and performance by it of this Amendment and the continued effectiveness thereof, (ii) that there have been no changes in its certificate of incorporation or by-laws since the Closing Date and (iii) specimen signatures of its officers authorized to sign this Amendment.

A. Consents, Licenses, Approval, etc. All consents, licenses and approvals, if any, required in connection with the execution, delivery and performance by the Company and the Parent of this Amendment and the Reaffirmation (collectively, the "Documents"), or the valid ity or enforceability hereof or thereof, or in connection with any of the transactions effected pursuant hereto or thereto, shall have been obtained by the Company and the Parent and be in full force and effect.

A. No Default; etc. The Administrative Agent shall have received a certificate of an Authorized Officer of the Company dated the Effective Date, certifying as to matters set forth in Sections 3.2 and 3.9 of this Amendment.

A. No Injunction. No law or regulation shall have been adopted, no order, judgment or decree of any governmental authority shall have been issued, and no litiga tion shall be pending or threatened, which in the reasonable judgment of the Administrative Agent would enjoin, prohibit or restrain, or impose or result in the imposition of any material adverse condition upon, the execution, delivery or performance by the Company of the Documents, the making or repayment of the Loans or the consummation of the trans actions effected pursuant to the terms of the Documents and the other Loan Documents (as amended hereby).

A. No Material Adverse Change. No event, act or condition shall have occurred since June 12, 1996 that, in the reasonable judgment of the Administrative Agent, has had or could have a material adverse effect on the business, properties, financial condition or results of operations of the Company and the Parent.

A. Legal Opinions. The Administrative Agent and each Lender shall have received favorable legal opinions, dated the Effective Date, of Graydon, Head & Ritchey, Ohio counsel to the Company and the Parent, and Weil, Gotshal & Manges LLP, New York counsel to the Company, in each case in form and substance satisfactory to the Administrative Agent and the Lenders.

A. Costs, Fees and Expenses. The Administrative Agent and the Lenders shall have received all costs, fees and expenses payable by the Company under the Credit Agree ment in connection with the preparation, execution or delivery of the Documents (including, without limitation, the reasonable fees and expenses accrued through the Effective Date of counsel to the Administrative Agent); and the Company hereby agrees to pay, and to hold each Agent and each Lender harmless against, all documentary, stamp, trans fer and similar taxes paid or payable in connection with the execution, delivery or performance of the Documents.

A. Additional Matters. The Administrative Agent shall have received such other certificates, opinions, docu ments and instruments relating to the Obligations or the transactions contemplated hereby as may have been reasonably requested by the Administrative Agent, and all corporate and other proceedings and all other documents (including, without limitation, all documents referred to herein and not appearing herein and exhibits hereto) and all legal matters in connection with the transactions contemplated hereby shall be reasonably satisfactory in form and substance to the Administrative Agent.

I.    SECTION           Representations and Warranties.   In
order to induce the Agents and the Lenders to enter into this Amendment, the Company represents and warrants to each Agent and each Lender, upon the effectiveness of this Amend ment, which representations and warranties shall survive the execution and delivery of this Amendment, that:

A. Due Incorporation; etc. Each of the Company and the Parent is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

A. No Default; etc. No Default or Unmatured Default has occurred and is continuing after giving effect to this Amendment or would result from the execution or delivery of this Amendment or the Reaffirmation or the con summation of the transactions contemplated hereby or thereby.

A.             Corporate Power and Authority; Authorization.
Each of the Company and the Parent has the corporate power and authority to execute, deliver and carry out the terms and provisions of the Documents to which it is a party and the execution and delivery by the Company and the Parent of the Documents to which it is a party and the performance by the Company and the Parent of its obligations hereunder and thereunder have been duly authorized by all requisite corporate action by the Company and the Parent.

A.             Execution and Delivery.  The Company and  the
Parent have duly executed and delivered each Document to which it is a party.

A. Enforceability. Each Document, the Credit Agreement, as amended by this Amendment, and each other Loan Document constitute the legal, valid and binding obligation of the Company and the Parent party thereto, as the case may be, enforceable against such Person in accordance with its respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally, and by general principles of equity.

A. No Conflicts; etc. Neither the execution, delivery or performance by the Company or the Parent of the Documents to which it is a party, nor compliance by any of them with the terms and provisions thereof, (i) will contravene any applicable provision of any law, statute, rule, regulation, order, writ, injunction or decree of any court or governmental instrumentality or (ii) will conflict or be inconsistent with, or result in any breach of, any of the terms, covenants, conditions or provisions of, or consti tute a default under, or result in the creation or impo sition of (or the obligation to create or impose) any Lien upon any property or assets owned by it pursuant to the terms of, any indenture, mortgage, deed of trust, agreement or other instrument to which it is a party or by which it or any of its property or assets is bound or to which it may be subject, or (iii) will violate any provision of its certificate of incorporation or by-laws.

A. Consents; etc. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of the Documents or the consummation of any of the transactions contemplated thereby.

A. Excluded Subsidiaries. The Excluded Subsidiaries listed in the proviso of the definition of "Excluded Subsidiary" in Article I of the Credit Agreement (as amended by this Amendment) do not in the aggregate have any material assets.

A. Representations and Warranties. All of the representations and warranties contained in the Credit Agreement and in the other Loan Documents (other than those which speak expressly only as of a different date) and in the Documents are true and correct as of the date hereof after giving effect to this Amendment and the other Docu ments and the transactions contemplated hereby and thereby.

I.   SECTION          Miscellaneous.

A. Waiver. The Agents and the Lenders hereby (i) acknowledge that an irrevocable Borrowing Notice was given by the Company pursuant to Section 2.5 of the Credit Agreement requesting that certain Loans be made on September 17, 1996 and that no such borrowing was made on September
17, 1996 and (ii) waive the requirement under the Credit Agreement that the Company make a borrowing on September 17, 1996. The Agents and the Lenders hereby deem the Borrowing Notice delivered by the Company on September 16, 1996 requesting that certain Loans be made on September 17, 1996 to be a Borrowing Notice under the Credit Agreement for such Loans to be made to the Company on September 18, 1996.

A. Effect; Ratification. The amendments and waivers set forth herein are effective solely for the purpos es set forth herein and shall be limited precisely as writ ten, and shall not be deemed to (i) be a consent to any amendment, waiver or modification of any other term or condi tion of the Credit Agreement or of any other Loan Document or (ii) prejudice any right or rights that the Agents or the Lenders may now have or may have in the future under or in connection with the Credit Agreement or any other Loan Document. Each reference in the Credit Agreement to "this Agreement", "herein", "hereof" and words of like import and each reference in the other Loan Documents to the "Credit Agreement" shall mean the Credit Agreement as amended here
by. This Amendment shall be construed in connection with and as part of the Credit Agreement and all terms, condi tions, representations, warranties, covenants and agreements set forth in the Credit Agreement and each other Loan Docu ment, except as herein amended, are hereby ratified and con firmed and shall remain in full force and effect.

A. Effectiveness. This Amendment shall immediately become effective as of the date first written above upon (i) the receipt by the Administrative Agent of duly executed counterparts of this Amendment from the
Company, each Agent and the Required Lenders and (ii) the satisfaction of each condition precedent contained in
Section 2 hereof (the "Effective Date").

A. Loan Documents. This Amendment and the Reaffirmation are Loan Documents executed pursuant to the Credit Agreement and shall (unless otherwise expressly indicated herein) be construed, administered and applied in accordance with the terms and provisions thereof.

A. Costs, Fees and Expenses. The Company agrees to pay all costs, fees and expenses in connection with the Documents as required pursuant to the Credit Agreement.

A.             Counterparts.  This Amendment may be executed
in   any  number  of  counterparts,  each  such  counterpart
constituting an original but all together one and the same instrument.

A. Severability. Any provision contained in this Amendment which that is held to be inoperative, unenforceable or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable or invalid without affecting the remaining provisions of this Amendment in that jurisdiction or the operation, enforceability or validity of that provision in any other jurisdiction.

A.              GOVERNING  LAW.   THIS  AMENDMENT  SHALL  BE
GOVERNED  BY,  AND CONSTRUED AND INTERPRETED  IN  ACCORDANCE
WITH,   THE  INTERNAL  LAWS  OF  THE  STATE  OF  NEW   YORK.

           IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

CITICASTERS INC.,
a Florida corporation

By: /s/ R. Christopher Weber

Title:  Senior Vice President

By: /s/ Jon M. Berry

Title:  Senior Vice President


THE CHASE MANHATTAN BANK,
Individually and
  as Administrative Agent

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


ABN AMRO BANK N.V.
By: /s/ James J. Johnston

Title:  Vice President

By:  /s/ Mary L. Janovksky

Title:  Vice President


THE BANK OF NEW YORK

By: /s/ Brenda Nedzi

Title:  Vice President


THE BANK OF NOVA SCOTIA

By: /s/ Margo C. Bright

Title:


CAISSE   NATIONALE  DE   CREDIT
AGRICOLE

By: /s/ Dean Balice

Title:  Senior Vice President


C.I.B.C., INC.

By: /s/ P.C. Smith

Title:  Authorized Signor


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

Title:  Senior Vice President


THE  FIRST  NATIONAL  BANK   OF
BOSTON

By: /s/ Robert Milordi

Title:  Managing Director


ING CAPITAL ADVISORS, INC.

By: /s/ Michael P. McAdams

Title:  Managing Director


MELLON BANK, N.A.

By: /s/ Lisa Pellow

Title:  First Vice President


MERRILL  LYNCH SENIOR  FLOATING
RATE
FUND, INC.

By: /s/ Anthony R. Clemente

Title:  Authorized Signor


MORGAN GUARANTY TRUST COMPANY

By: /s/ Sandra Kurek

Title:  Associate


NATIONSBANK OF TEXAS, N.A.

By: /s/ Greg Meador

Title:  Vice President

PILGRIM   AMERICA  PRIME   RATE
TRUST

By: /s/ Howard Tiffen

Title:  Vice President


PRIME INCOME TRUST

By: /s/ Rafael Scolari

Title:

PROTECTIVE    LIFE    INSURANCE
COMPANY

By: /s/ Mark Okada

Title:  Principal


KEYBANK NATIONAL ASSOCIATION
(formerly   known  as   Society
National
 Bank)


By: /s/ Michael Stark

Title:      Assistant      Vice
President


UNION BANK OF CALIFORNIA, N.A.

By: /s/ Kevin Sampson

Title:      Assistant      Vice
President

VAN   KAMPEN  AMERICAN  CAPITAL
PRIME RATE INCOME TRUST

By: /s/ Jeffrey W. Maillet

Title:  Senior Vice President


                          EXHIBIT E


                        REAFFIRMATION


                         [Attached]


        REAFFIRMATION OF
         PARENT GUARANTY


           This REAFFIRMATION  OF
PARENT GUARANTY ("Reaffirmation")
is  entered into as of          ,
1996   by  Jacor  Communications,
Inc. (the "Parent Guarantor")  in
favor  of and for the benefit  of
The   Chase  Manhattan  Bank  (as
successor  by merger to  Chemical
Bank),  as  Administrative  Agent
(in  such  capacity, the "Adminis
trative  Agent") for itself,  the
Agents  and the Lenders party  to
the   Credit   Agreement.    Capi
talized   terms  used   and   not
defined  herein  shall  have  the
meanings  assigned to such  terms
in the Parent Guaranty referenced
below.

        R E C I T A L S:

             WHEREAS, Citicasters
Inc., a Florida corporation  (the
"Company"), the Lenders  and  the
Agents   are  parties   to   that
certain Credit Agreement dated as
of  June 12, 1996, as amended  by
that  certain First Amendment  to
Credit Agreement dated as of June
18,  1996 among the Company,  the
Agents and the Lenders (the "Orig
inal Credit Agreement");

            WHEREAS, the Company,
the  Lenders and the  Agents  are
entering into that certain Second
Amendment   to  Credit  Agreement
dated as of the date hereof  (the
"Credit Agreement Amendment"; and
the Original Credit Agreement  as
amended  by the Credit  Agreement
Amendment   being   referred   to
herein     as     the     "Credit
Agreement"); and

             WHEREAS, the  Parent
Guarantor  is  a  party  to  that
certain Parent Guaranty dated  as
of  June  12,  1996 (the  "Parent
Guaranty"), pursuant to which the
Parent  Guarantor has  guaranteed
the  Guaranteed Debt, which  term
includes, inter alia, all  Obliga
tions of the Company under and as
defined in the Credit Agreement.

                 Section       1.
Reaffirmation.  The  Parent  Guar
antor   hereby  (i)  acknowledges
that the Company, the Lenders and
the  Agents have entered into the
Credit Agreement Amendment, which
Credit  Agreement  Amendment  has
been  made available to  and  has
been   reviewed  by  the   Parent
Guarantor and (ii) reaffirms that
its  obligations under the Parent
Guaranty  and each other Collater
al  Document  to which  it  is  a
party continues in full force and
effect   with  respect   to   the
Original   Credit  Agreement   as
amended  by the Credit  Agreement
Amendment.

                 Section       2.
Counterparts.  This Reaffirmation
may be executed in any number  of
counterparts,  each   such   coun
terpart  constituting an original
but all together one and the same
instrument.

           Section  3.  GOVERNING
LAW.  THIS REAFFIRMATION SHALL BE
GOVERNED  BY,  AND CONSTRUED  AND
INTERPRETED  IN ACCORDANCE  WITH,
THE INTERNAL LAWS OF THE STATE OF
NEW                         YORK.
          IN WITNESS WHEREOF, the
Parent   Guarantor   hereto   has
caused this Reaffirmation  to  be
executed and delivered by a  duly
authorized officer thereof as  of
the date first above written.


JACOR COMMUNICATIONS, INC.


By:
   Title:


Acknowledged:

THE  CHASE MANHATTAN BANK, as  Ad
ministrative Agent and on  behalf
of each Agent and each Lender


By:
                           Title:

           EXHIBIT 4.2




THIRD    AMENDMENT   TO    CREDIT
AGREEMENT


          This THIRD AMENDMENT TO
CREDIT   AGREEMENT  (this  "Amend
ment")  is  entered  into  as  of
October 8, 1996 among Citicasters
Inc.,  a Florida corporation  (as
successor  by  merger  to   JCAC,
Inc.)  (the "Company"), The Chase
Manhattan  Bank (as successor  by
merger  to  Chemical  Bank),   as
Administrative   Agent,    Banque
Paribas, as Documentation  Agent,
Bank  of  America  Illinois,   as
Syndication  Agent   (The   Chase
Manhattan  Bank,  Banque  Paribas
and  Bank of America Illinois  in
such  capacities are  hereinafter
referred to as the "Agents"), and
the  Lenders (as defined  in  the
Credit Agreement).

        R E C I T A L S:

           WHEREAS, the  Company,
the  Agents  and the Lenders  are
parties  to  that certain  Credit
Agreement  dated as of  June  12,
1996,  as amended by that certain
First  Amendment to Credit  Agree
ment  dated as of June 18,  1996,
among the Company, the Agents and
the   Lenders  and   as   further
amended  by  that certain  Second
Amendment   to  Credit  Agreement
dated  as of September 18,  1996,
among the Company, the Agents and
the  Lenders  (the "Credit  Agree
ment";  capitalized  terms   used
herein  and not otherwise defined
herein  shall  have the  meanings
assigned  to them in  the  Credit
Agreement as amended hereby);

           WHEREAS,  the  Company
has  requested that  the  Lenders
and   the  Agents  amend  certain
provisions    of    the    Credit
Agreement as more fully described
herein; and

           WHEREAS,  the  Lenders
and  the  Agents have  agreed  to
amend  such provisions  upon  the
terms  and  conditions  contained
herein;

            NOW,  THEREFORE,   in
consideration of the premises con
tained herein, and for other good
and  valuable consideration,  the
receipt and sufficiency of  which
are   hereby  acknowledged,   the
parties  hereto hereby  agree  as
follows:

I.   SECTION          Amendments.
Immediately upon the satisfaction
of  each of the conditions  prece
dent  set forth in Section  2  of
this    Amendment,   the   Credit
Agreement is amended as follows:

A.                Amendment    to
Article    I   of   the    Credit
Agreement.  (a) Article I of  the
Credit    Agreement   is   hereby
amended by amending clause (c) of
the   definition  of   "Permitted
Acquisition" as follows:

           (i)  deleting the
     word "or" in the second
     line   of  clause   (c)
     after the reference  to
     "(2)" and replacing  it
     with   a  comma,   (ii)
     adding the reference to
     "or   (4)"  immediately
     after the reference  to
     "(3)"   in  the  second
     line   of  clause  (c),
     (iii) deleting the word
     "or" in the seventeenth
     line   of  clause   (c)
     immediately before  the
     reference to "(3)"  and
     (iv) adding at the  end
     of      clause      (c)
     immediately before  the
     period  the clause  "or
     (4)  the assets subject
     to such Acquisition are
     acquired  pursuant   to
     Dispositions  permitted
     pursuant   to   Section
     6.13(e)".

           (b)  Article I of  the
Credit    Agreement   is   hereby
amended by amending clause (h) of
the   definition  of   "Permitted
Acquisition"   by   adding    the
following proviso at the  end  of
such   clause   (h)   immediately
before the period:

     ";  provided  that  the
     requirements  in   this
     clause  (h)  shall  not
     apply  to  Acquisitions
     pursuant  to which  the
     assets thereby acquired
     are  acquired  pursuant
     to         Dispositions
     permitted  pursuant  to
     Section 6.13(e)"

A.                Amendment    to
Section  6.15(ii) of  the  Credit
Agreement.   Section 6.15(ii)  of
the  Credit Agreement  is  hereby
amended by adding the word  "not"
in  the  seventh line of  Section
6.15(ii)  immediately  after  the
word   "extent"  in  clause   (3)
thereof  and  immediately  before
the word "permitted".

I.    SECTION          Conditions
to  Effectiveness  of  Amendment.
The    effectiveness   of    this
Amendment is subject to the satis
faction    of    the    following
conditions precedent:

A.            Documents.

          Amendment.  The Company
shall  have  duly  executed   and
delivered  this  Amendment,   the
Parent  shall have duly  executed
and  delivered  the Reaffirmation
of  Parent Guaranty with  respect
to  the  Parent Guaranty  in  the
form  of  Exhibit A  hereto  (the
"Parent Reaffirmation") and  each
Subsidiary  of the Company  shall
have  duly executed and delivered
the  Reaffirmation of  Subsidiary
Guaranty  with  respect  to   the
Subsidiary Guaranty in  the  form
of  Exhibit B hereto (the "Subsid
iary Reaffirmation").

A.            Good Standing.  The
Company  shall have delivered  to
the  Administrative Agent a good-
standing  certificate  (and   any
bring-downs) with respect to  the
Company  from  the  Secretary  of
State  of Florida as to the  good
standing  of the Company  in  the
state  of Florida as of the Effec
tive Date (as defined below).

A.                      Certified
Resolutions,  etc.   The  Adminis
trative Agent shall have received
(in  sufficient copies  for  each
Lender) a certificate in form and
substance  satisfactory  to   the
Administrative   Agent   of   the
secretary  or assistant secretary
(or  comparable officer)  of  the
Company dated the Effective Date,
certifying (i) the resolutions of
its  Board of Directors approving
and  authorizing  the  execution,
delivery and performance by it of
this  Amendment and the continued
effectiveness thereof, (ii)  that
there have been no changes in its
certificate  of incorporation  or
by-laws  since the  Closing  Date
and (iii) incumbency and specimen
signatures of its officers  autho
rized to sign this Amendment.

A.            Consents, Licenses,
Approval, etc.  All consents,  li
censes  and  approvals,  if  any,
required  in connection with  the
execution,      delivery      and
performance  by the Company,  the
Parent    and   each   applicable
Subsidiary of the Company of this
Amendment,  the Parent  Reaffirma
tion     and    the    Subsidiary
Reaffirmation (collectively,  the
"Documents"), or the validity  or
enforceability hereof or thereof,
or  in connection with any of the
transactions  effected   pursuant
hereto  or  thereto,  shall  have
been obtained by the Company, the
Parent and each Subsidiary of the
Company, and be in full force and
effect.

A.             No  Default;  etc.
The  Administrative  Agent  shall
have received a certificate of an
Authorized Officer of the Company
dated  the Effective Date,  certi
fying as to matters set forth  in
Sections  3.2  and  3.8  of  this
Amendment.

A.             No Injunction.  No
law or regulation shall have been
adopted,  no  order, judgment  or
decree    of   any   governmental
authority shall have been issued,
and   no   litigation  shall   be
pending  or threatened, which  in
the  reasonable judgment  of  the
Administrative  Agent  would   en
join,  prohibit or  restrain,  or
impose  or  result in the  imposi
tion   of  any  material  adverse
condition  upon,  the  execution,
delivery  or performance  by  the
Company  of  the  Documents,  the
making or repayment of the  Loans
or  the consummation of the trans
actions effected pursuant to  the
terms  of the Documents  and  the
other  Loan Documents (as amended
hereby).

A.            No Material Adverse
Change.   No event, act or  condi
tion  shall  have occurred  since
June   12,  1996  that,  in   the
reasonable   judgment   of    the
Administrative Agent, has had  or
could have a material adverse  ef
fect on the business, properties,
financial condition or results of
operations  of the  Company,  its
Subsidiaries and the Parent.

A.            Additional Matters.
The  Administrative  Agent  shall
have  received such other certifi
cates,  opinions,  documents  and
instruments   relating   to   the
Obligations  or the  transactions
contemplated hereby as  may  have
been reasonably requested by  the
Administrative  Agent,  and   all
corporate  and other  proceedings
and   all  other  documents   (in
cluding, without limitation,  all
documents referred to herein  and
not appearing herein and exhibits
hereto) and all legal matters  in
connection  with the transactions
contemplated hereby shall be  rea
sonably satisfactory in form  and
substance  to  the Administrative
Agent.

I.                        SECTION
Representations  and  Warranties.
In order to induce the Agents and
the  Lenders to enter  into  this
Amendment, the Company represents
and  warrants to each  Agent  and
each     Lender,     upon     the
effectiveness of this  Amendment,
which     representations     and
warranties   shall  survive   the
execution  and delivery  of  this
Amendment, that:

A.             Due Incorporation;
etc.   Each of the Company,  each
of its Subsidiaries executing the
Subsidiary Reaffirmation and  the
Parent  is  a  corporation   duly
incorporated,  validly   existing
and  in  good standing under  the
laws   of  its  jurisdiction   of
incorporation, and has all  requi
site  authority  to  conduct  its
business in each jurisdiction  in
which its business is conducted.

A.             No  Default;  etc.
No  Default or Unmatured  Default
has  occurred  and is  continuing
after   giving  effect   to   the
Documents  or would  result  from
the  execution or delivery of the
Documents or the consummation  of
the   transactions   contemplated
hereby or thereby.

A.            Corporate Power and
Authority;  Authorization.   Each
of  the  Company, the Parent  and
each applicable Subsidiary of the
Company  has the corporate  power
and authority to execute, deliver
and carry out the terms and provi
sions  of each Document to  which
it  is  a party and the execution
and  delivery by the Company, the
Parent    and   each   applicable
Subsidiary of the Company of each
Document to which it is  a  party
and  the performance by the Compa
ny,    the   Parent   and    each
applicable  Subsidiary   of   the
Company of its respective  obliga
tions   hereunder  or  thereunder
have been duly authorized by  all
requisite corporate action by the
Company,  the  Parent  and   each
applicable  Subsidiary   of   the
Company.

A.               Execution    and
Delivery.   Each of the  Company,
the  Parent  and each  applicable
Subsidiary  of  the  Company  has
duly  executed and delivered each
Document to which it is a party.

A.                Enforceability.
Each    Document,   the    Credit
Agreement,  as  amended  by  this
Amendment,  and each  other  Loan
Document  constitute  the  legal,
valid  and binding obligation  of
the  Company, the Parent and each
applicable  Subsidiary   of   the
Company, enforceable against such
Person  in  accordance  with  its
respective  terms, except  as  en
forcement   may  be  limited   by
bankruptcy, insolvency,  reorgani
zation,   moratorium  or  similar
laws affecting the enforcement of
creditors' rights generally,  and
by general principles of equity.

A.             No Conflicts; etc.
Neither  the execution,  delivery
or  performance by  the  Company,
the  Parent or any Subsidiary  of
the  Company  of any Document  to
which  it is a party, nor  compli
ance  by  any  of them  with  the
terms and provisions thereof, (i)
will  contravene  any  applicable
provision  of  any law,  statute,
rule,  regulation,  order,  writ,
injunction or decree of any court
or  governmental  instrumentality
or (ii) will conflict or be incon
sistent  with, or result  in  any
breach  of,  any  of  the  terms,
covenants,     conditions      or
provisions  of, or  constitute  a
default under, or result  in  the
creation or imposition of (or the
obligation  to create or  impose)
any  Lien  upon any  property  or
assets  owned by it  pursuant  to
the   terms  of,  any  indenture,
mortgage,  deed of  trust,  agree
ment or other instrument to which
it  is a party or by which it  or
any of its property or assets  is
bound  or  to  which  it  may  be
subject,  or  (iii) will  violate
any  provision of its certificate
of incorporation or by-laws.

A.             Consents; etc.  No
order,     consent,     approval,
license,    authorization,     or
validation    of,   or    filing,
recording  or registration  with,
or exemption by, any governmental
or  public body or authority,  or
any  subdivision thereof,  is  re
quired   to  authorize,   or   is
required  in connection with  the
execution,      delivery      and
performance  of the Documents  or
the  consummation of any  of  the
transactions         contemplated
thereby.

A.            Representations and
Warranties.   All  of  the  repre
sentations     and     warranties
contained  in this Agreement,  in
the  Credit Agreement and in  the
other Loan Documents (other  than
those which speak expressly  only
as  of  a different date) and  in
the  Documents are true  and  cor
rect  as of the date hereof after
giving  effect to this  Amendment
and  the other Documents and  the
transactions contemplated  hereby
and thereby.

I.                        SECTION
Miscellaneous.

A.                        Effect;
Ratification.  The amendments set
forth herein are effective solely
for the purposes set forth herein
and shall be limited precisely as
written, and shall not be  deemed
to  (i) be a consent to any amend
ment,  waiver or modification  of
any  other  term or condition  of
the  Credit Agreement or  of  any
other   Loan  Document  or   (ii)
prejudice  any  right  or  rights
that  the  Agents or the  Lenders
may  now have or may have in  the
future  under  or  in  connection
with the Credit Agreement or  any
other  Loan Document.  Each refer
ence  in the Credit Agreement  to
"this Agreement", "herein", "here
of"  and words of like import and
each  reference in the other Loan
Documents    to    the    "Credit
Agreement" shall mean the  Credit
Agreement   as  amended   hereby.
This Amendment shall be construed
in connection with and as part of
the   Credit  Agreement  and  all
terms,    conditions,    represen
tations,   warranties,  covenants
and  agreements set forth in  the
Credit  Agreement and each  other
Loan  Document, except as  herein
amended, are hereby ratified  and
confirmed  and  shall  remain  in
full force and effect.

A.                 Effectiveness.
This  Amendment shall immediately
become  effective as of the  date
first written above upon (i)  the
receipt   by  the  Administrative
Agent  of  duly executed  counter
parts of this Amendment from  the
Company,  each  Agent   and   the
Required  Lenders  and  (ii)  the
satisfaction  of  each  condition
precedent contained in Section  2
hereof (the "Effective Date").

A.              Loan   Documents.
This    Amendment,   the   Parent
Reaffirmation and the  Subsidiary
Reaffirmation are Loan  Documents
executed  pursuant to the  Credit
Agreement and shall (unless other
wise  expressly indicated herein)
be  construed,  administered  and
applied  in accordance  with  the
terms and provisions thereof.

A.              Costs,  Fees  and
Expenses.  The Company agrees  to
pay  all costs, fees and expenses
in  connection with the Documents
as   required  pursuant  to   the
Credit Agreement.

A.            Counterparts.  This
Amendment may be executed in  any
number of counterparts, each such
counterpart    constituting    an
original but all together one and
the same instrument.

A.             Severability.  Any
provision   contained   in   this
Amendment which that is  held  to
be  inoperative, unenforceable or
invalid   in   any   jurisdiction
shall,  as  to that jurisdiction,
be  inoperative, unenforceable or
invalid  without  affecting   the
remaining  provisions   of   this
Amendment in that jurisdiction or
the operation, enforceability  or
validity of that provision in any
other jurisdiction.

A.               GOVERNING   LAW.
THIS  AMENDMENT SHALL BE GOVERNED
BY, AND CONSTRUED AND INTERPRETED
IN  ACCORDANCE WITH, THE INTERNAL
LAWS  OF  THE STATE OF NEW  YORK.

          IN WITNESS WHEREOF, the
parties hereto have executed this
Amendment  as of the  date  first
above written.

CITICASTERS INC.,
a Florida corporation

By: /s/ R. Christopher Weber

Title:  Senior Vice President

By: /s/ Jon M. Berry

Title:  Senior Vice President


THE CHASE MANHATTAN BANK,
Individually and
  as Administrative Agent

By: /s/ C.C. Wardell

Title: Vice President


BANQUE PARIBAS, Individually and
 as Documentation Agent

By:  /s/ S.M. Heinen

Title:  Vice President

By: /s/ Mark A. Radzak

Title:  Vice President


BANK OF AMERICA ILLINOIS,
Individually and as
Syndication Agent

By: /s/ Kevin P. Morrison

Title:  Vice President


ABN AMRO BANK N.V.

By: /s/ James J. Johnston

Title:  Vice President


By:  /s/ Mary L. Honda

Title:  Vice President


THE BANK OF NEW YORK

By: /s/ Brenda Nedzi

Title:  Vice President


THE BANK OF NOVA SCOTIA

By: /s/ Margo C. Bright

Title:   Authorized Signatory


CAISSE NATIONALE DE CREDIT AGRICOLE

By: /s/ Lisa A. Centone

Title:  Vice President


C.I.B.C., INC.

By: /s/ P.C. Smith

Title:  Authorized Signatory


CREDIT LYONNAIS NEW YORK BRANCH

By: /s/ Stephen C. Levi

Title:  Vice President


DRESDNER BANK AG, NEW YORK AND
  GRAND CAYMAN BRANCHES

By: /s/ William E. Lambert

Title:  Assistant Vice President


By: /s/ Jane A. Majeski

Title:  Vice President


FIRST BANK NATIONAL ASSOCIATION

By: /s/ Robert W. Miller

Title:  Vice President


THE FIRST NATIONAL BANK OF BOSTON

By: /s/ Robert Milordi

Title:  Managing Director


ING CAPITAL ADVISORS, INC.

By: /s/ Michael D. Hatley

Title: Vice President


MELLON BANK, N.A.

By: Michael P. Hizebov

Title: Assistant Vice President


MERRILL LYNCH SENIOR FLOATING RATE
FUND, INC.

By: /s/ Anthony R. Clemente

Title:  Authorized Signatory


MORGAN GUARANTY TRUST COMPANY

By: /s/ Sandra Kurek

Title:  Associate


NATIONSBANK OF TEXAS, N.A.

By: /s/ Greg Meador

Title:  Vice President


PILGRIM AMERICA PRIME RATE TRUST

By: /s/ Thomas C. Hunt

Title: Portfolio Analyst


PRIME INCOME TRUST

By: /s/ Rafael Scolari

Title:   V.P. Portfolio Manager


PROTECTIVE LIFE INSURANCE COMPANY

By: /s/ Mark Okada

Title:  Principal


KEYBANK NATIONAL ASSOCIATION
(formerly known as Society
 National Bank)

By: /s/ Michael Stark

Title:  Assistant Vice President


UNION BANK OF CALIFORNIA, N.A.

By: /s/ Kevin Sampson

Title:  Assistant Vice President


VAN KAMPEN AMERICAN CAPITAL PRIME RATE INCOME TRUST

By: /s/ Brian W. Good

Title:  Vice President


KEYPORT LIFE INSURANCE COMPANY
By:  Chancellor Senior Secured
     Management, Inc. as
     Portfolio Advisor

By: /s/ Gregory L. Smith

Title: Vice President


SENIOR DEBT PORTFOLIO
By: Boston Management and Research,
    as Investment Advisor

By: /s/ Barbara Campbell

Title: Assistant Treasurer


MERRILL LYNCH PRIME RATE PORTFOLIO
By: Merrill Lynch Asset Management,
    L.P., as Investment Advisor

By: /s/ Anthony R. Clemente

Title:   Authorized Signatory


MEDICAL LIABILITY MUTUAL
  INSURANCE CO.

By: /s/ Gregory L. Smith

Title: Vice President

                       Exhibit A


                   REAFFIRMATION OF
                    PARENT GUARANTY


           This REAFFIRMATION OF PARENT GUARANTY ("Re affirmation") is entered into as of October 8, 1996 by Jacor Communications, Inc. (the "Parent Guarantor") in favor of and for the benefit of The Chase Manhattan
Bank (as successor by merger to Chemical Bank), as Administrative Agent (in such capacity, the "Adminis trative Agent") for itself, the Agents and the Lenders party to the Credit Agreement. Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Parent Guaranty referenced below.

                   R E C I T A L S:

             WHEREAS, Citicasters Inc., a Florida corpo
ration (the "Company"), the Lenders and the Agents  are
parties  to that certain Credit Agreement dated  as  of
June  12, 1996, as amended by that certain First  Amend
ment  to  Credit Agreement dated as of  June  18,  1996
among the Company, the Agents and the Lenders and as further amended by that certain Second Amendment to Credit Agreement dated as of September 18, 1996 among the Company, the Agents and the Lenders (the "Original
Credit Agreement");

             WHEREAS, the Company, the Lenders and the Agents are entering into that certain Third Amendment to Credit Agreement dated as of the date hereof (the
"Credit  Agreement Amendment"; and the Original  Credit
Agreement as amended by the Credit Agreement Amendment being referred to herein as the "Credit Agreement");
and

            WHEREAS, the Parent Guarantor is a party to that certain Parent Guaranty dated as of June 12, 1996
(the  "Parent Guaranty"), pursuant to which the  Parent
Guarantor has guaranteed the Guaranteed Debt, which term includes, inter alia, all Obligations of the Company under and as defined in the Credit Agreement.

           Section 1.  Reaffirmation.  The Parent  Guar
antor hereby (i) acknowledges that the Company, the Lenders and the Agents have entered into the Credit
Agreement Amendment, which Credit Agreement Amendment has been made available to and has been reviewed by the Parent Guarantor and (ii) reaffirms that its obliga tions under the Parent Guaranty and each other Collater al Document to which it is a party continues in full force and effect with respect to the Original Credit
Agreement as amended by the Credit Agreement Amendment.

          Section 2.  Counterparts.  This Reaffirmation
may be executed in any number of counterparts, each such counterpart constituting an original but all together one and the same instrument.

           Section  3.  GOVERNING LAW.  THIS  REAFFIRMA
TION  SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRET
ED  IN  ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE
OF                       NEW                      YORK.

           IN WITNESS WHEREOF, the Parent Guarantor hereto has caused this Reaffirmation to be executed and delivered by a duly authorized officer thereof as of the date first above written.


JACOR COMMUNICATIONS, INC.


By:
   Title:


Acknowledged:

THE CHASE MANHATTAN BANK, as Administrative Agent and on behalf of each Agent and each Lender


By:
   Title:
                       Exhibit B


                   REAFFIRMATION OF
                  SUBSIDIARY GUARANTY


           This  REAFFIRMATION  OF SUBSIDIARY  GUARANTY
("Reaffirmation") is entered into as of October 8, 1996
by  each  of the parties listed on the signature  pages
hereof (collectively, the "Guarantors") in favor of and
for  the benefit of The Chase Manhattan Bank (as succes
sor  by  merger  to  Chemical Bank), as  Administrative
Agent  (in  such capacity, the "Administrative  Agent")
for  itself,  the Agents and the Lenders party  to  the
Credit  Agreement.   Capitalized  terms  used  and  not
defined herein shall have the meanings assigned to such terms in the Subsidiary Guaranty referenced below.

                   R E C I T A L S:

             WHEREAS, Citicasters Inc., a Florida corpo
ration (the "Company"), the Lenders and the Agents  are
parties  to that certain Credit Agreement dated  as  of
June  12, 1996, as amended by that certain First  Amend
ment  to  Credit Agreement dated as of  June  18,  1996
among the Company, the Agents and the Lenders and as further amended by that certain Second Amendment to Credit Agreement dated as of September 18, 1996 among the Company, the Agents and the Lenders (the "Original
Credit Agreement");

             WHEREAS, the Company, the Lenders and the Agents are entering into that certain Third Amendment to Credit Agreement dated as of the date hereof (the
"Credit  Agreement Amendment"; and the Original  Credit
Agreement as amended by the Credit Agreement Amendment being referred to herein as the "Credit Agreement");
and

             WHEREAS, each of the Guarantors is a party to that certain Subsidiary Guaranty dated as of Septem ber 18, 1996 (the "Subsidiary Guaranty"), pursuant to which each Guarantor has guaranteed the Guaranteed
Debt, which term includes, inter alia, all Obligations of the Company under and as defined in the Credit
Agreement.

           Section  1.  Reaffirmation.  Each  Guarantor
hereby (i) acknowledges that the Company, the Lenders and the Agents have entered into the Credit Agreement
Amendment, which Credit Agreement Amendment has been made available to and has been reviewed by each Guar antor and (ii) reaffirms that its obligations under the Subsidiary Guaranty and each other Collateral Document to which it is a party continues in full force and effect with respect to the Original Credit Agreement as amended by the Credit Agreement Amendment.

          Section 2.  Counterparts.  This Reaffirmation
may be executed in any number of counterparts, each such counterpart constituting an original but all together one and the same instrument.

           Section  3.  GOVERNING LAW.  THIS  REAFFIRMA
TION  SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRET
ED  IN  ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE
OF                       NEW                      YORK.

           IN WITNESS WHEREOF, each of the Guarantors hereto has caused this Reaffirmation to be executed and delivered by a duly authorized officer thereof as of the date first above written.


Address for each Guarantor:

1300 PNC Center                      JACOR BROADCASTING
                                     OF FLORIDA, INC.
201 East Fifth Street
Cincinnati, Ohio  45202
Attn:  R. Christopher Weber

                          By:
                                Name:
                                Title:



JACOR BROADCASTING OF ATLAN
                          TA, INC.



                          By:
                                Name:
                                Title:



JACOR BROADCASTING OF KNOX
                          VILLE, INC.



                          By:
                                Name:
                                Title:



JACOR BROADCASTING OF COLORA
                          DO, INC.



                          By:
                                Name:
                                                 Title:

                          JACOR  BROADCASTING OF  TAMPA
                          BAY, INC.



                          By:
                                Name:
                                Title:



JACOR BROADCASTING OF ST. LOU
                          IS, INC.



                          By:
                                Name:
                                Title:


                          JACOR CABLE, INC.



                          By:
                                Name:
                                Title:



GEORGIA NETWORK EQUIPMENT,
                          INC.



                          By:
                                Name:
                                Title:



JACOR BROADCASTING CORPORA
                          TION



                          By:
                                Name:
                                Title:


                          BROADCAST FINANCE, INC.



                          By:
                                Name:
                                Title:



JACOR BROADCASTING OF SAN
                          DIEGO, INC.



                          By:
                                Name:
                                Title:



JACOR BROADCASTING OF
                          LEXINGTON, INC.



                          By:
                                Name:
                                Title:



JACOR BROADCASTING OF
                          SARASOTA, INC.



                          By:
                                Name:
                                Title:


                          CITICASTERS CO.



                          By:
                                Name:
                                Title:




NOBLE BROADCAST OF COLORADO,
                          INC.



                          By:
                                Name:
                                Title:


NOBLE BROADCAST OF ST. LOUIS,
                          INC.



                          By:
                                Name:
                                Title:



NOBLE BROADCAST OF TOLEDO,
                          INC.



                          By:
                                Name:
                                Title:



NOBLE BROADCAST OF SAN DIEGO,
                          INC.



                          By:
                                Name:
                                Title:



NOBLE BROADCAST LICENSES,
                          INC.



                          By:
                                Name:
                                Title:



NOBLE BROADCAST HOLDINGS,
                          INC.



                          By:
                                Name:
                                Title:



NOBLE BROADCAST GROUP, INC.



                          By:
                                Name:
                                Title:



SPORTS RADIO, INC.



                          By:
                                Name:
                                Title:

                                                   NOVA
                          MARKETING GROUP, INC.



                          By:
                                Name:
                                Title:


                           INMOBILIARIA RADIAL, S.A. DE
C.V.



                          By:
                                Name:
                                Title:



Acknowledged:

THE CHASE MANHATTAN BANK, as Administrative Agent and on behalf of each Agent and each Lender


By:
                                                 Title:



                     EXHIBIT 10.1


                 EMPLOYMENT AGREEMENT


           This EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of February 20, 1996, by and between Noble Broadcast Group, Inc., a Delaware corporation
(the "Company") and John T. Lynch ("Employee") with reference to the following facts:

          A.   Concurrently herewith, Employee, Company
and  Jacor  Communications, Inc., an  Ohio  corporation
("Jacor"),   and  various  of  their  affiliates,   are
entering into a series of agreements, including without limitation that certain Stock Purchase and Stock and Warrant Redemption Agreement dated as of February 20,
1996 (the "Stock Agreement"), pursuant to which it is contemplated that Employee will transfer all of his shares of Company ("Shares") to Jacor, and Company will become a wholly-owned subsidiary of Jacor. Capitalized terms not otherwise defined herein shall have the meaning contemplated by the Stock Agreement;

           B.   The Stock Agreement contemplates that a
period   of   time  may  pass  prior  to  the   Closing
thereunder, and the consummation of the Stock Agreement is conditional upon obtaining the consent of the Federal Communications Commission ("FCC");

           C.    Company has made certain covenants and
undertakings, pursuant to the Stock Agreement and other
related documents, for which the continued services  of
Employee, including certain duties and responsibilities
not    previously   applicable   to   Employee's    job
performance, are critical through and including the Closing Date;

            D.    Company  has  obligations  under  the
Communications Act
of 1934, as amended, and the policies and rules of the FCC, to ensure that prior to the Closing Date it maintains control over the programming, personnel and finances of the radio stations licensed to Noble
Broadcast Licenses, Inc.;

           E.    The Company and Employee wish to enter
into this Agreement to set forth the rights and obligations of each of them with respect to Employee's employment with the Company, and the circumstances under which such rights and obligations will change.

          ACCORDINGLY, in consideration of the premises and the agreements contained herein, and other good and valuable consideration, the receipt and adequacy of which the parties hereby acknowledge, the parties agree as follows:

I.               Section  .  Employment.   The  Company
hereby employs Employee, and Employee, in consideration of such employment and other consideration set forth herein, hereby accepts employment, upon the terms and conditions set forth herein.

I.             Section . Office and Duties.

     A. During the term of this Agreement prior to the Closing (the "Pre-Closing Period"), Employee shall be employed in the position of Chairman and Chief Executive Officer of the Company, performing such duties as directed by the Board of Directors of the Company ("Board"). In such capacity, Employee shall perform the duties historically exercised by him in such capacity, but shall further use his best reasonable efforts to assure the Company's compliance with the Stock Agreement. Such duties of Employee shall include, but not be limited to: (i) maintaining Company control over the operations, programming, sales, finances and employees of the Stations, including the direct supervision of the general manager of each Station, consistent when applicable, with any Time Brokerage Agreement so in effect; and (ii) ensuring compliance by the Company and its Affiliates with FCC rules and policies.

     A. At the Closing, Company shall assign all of its rights and obligations hereunder to Jacor (references to the term "Company" for the period following the Closing (the "Post-Closing Period") shall refer to Jacor). During the "Post-Closing Period" Employee shall serve as the Vice Chairman of Jacor and as such shall perform such functions and duties as directed by the President and Co-Chief Operating Officer and/or the Co-Chief Operating Officer of Jacor ("Jacor Officer") which functions and duties shall include the general supervision of the Company's San Diego operations including those management responsibilities that Jacor Officer determines are appropriate from time to time. Further, the general managers of the Company's San Diego operations shall report to Employee.

     A. While employed hereunder, Employee shall do all things necessary, legal and incident to the above positions, and shall perform the functions and duties as either the Board (during the Pre-Closing Period) or Jacor Officer (during the Post-Closing Period), may establish from time to time. In the performance of the functions and duties hereunder, Employee shall work and travel to such places and on such occasions as the Board (during the Pre-Closing Period) or Jacor Officer (during the Post-Closing Period), may from time to time reasonably require on an occasional basis. On such occasions the Employee shall be permitted to fly first class and incur other travelling expenses consistent with the Company's policy regarding expenses for its executive employees of similar position, at the Company's expense. Notwithstanding any other provision herein, Employee's services shall be rendered, and Employee's existing office shall be maintained, in San Diego, California.

I.             Section . Remuneration.

     A.          Base Salary.  Employee shall be paid a
     monthly base salary of $25,000.00 during the Term hereof. Except as otherwise provided in Section 9.5, Employee's base salary shall be paid in equal installments on the fifteenth and last day of each month.

     A. Fringe Benefits. During the Pre-Closing Period, Employee shall be entitled to participate in and receive such insurance and other fringe benefits as he has historically received from the Company. During the Post-Closing Period, Employee shall be entitled to participate in and receive such insurance and other fringe benefits as may be provided to the executive employees of Jacor.

     A. Additional Compensation. During the Term of this Agreement, Employee shall be paid an expense allowance for automobile expenses and club dues of $1,200.00 per month as additional compensation.

I.              Section . Expenses.  The Company  shall
pay or reimburse Employee for all travel and out-of-pocket expenses reasonably incurred or paid by Employee in connection with the performance of Employee's duties as an employee of the Company, upon presentation of expense statements or receipts or such other supporting documentation as the Company may reasonably require.
All of such expenses shall be consistent with the Company's policy regarding expenses for its executive employees of similar position.

I.             Section . Outside Employment.

     A. Except for services performed by Employee pursuant to the Conseco and Class A Shareholders Consulting Agreements, Employee shall devote Employee's full time and attention to the performance of the duties incident to Employee's position with the Company and shall not have any other employment with any other enterprise or substantial responsibility for any enterprise which would be inconsistent with Employee's duties hereunder (the foregoing shall not prevent the Employee from participating in any charitable or civic organization that does not interfere with Employee's performance of the duties and responsibilities to be performed by Employee under this Agreement). Without limiting the foregoing, other than on behalf of the Company, and for the exclusive benefit of the Company, the Employee further specifically agrees that during the term of this Agreement, Employee will not either for himself or on behalf of any person, firm, corporation, limited liability company, partnership or any other operations or entity, directly or indirectly:

1.                                  render any services
                       as an officer, director, employee, agent, consultant or in any other capacity to, or own any interest (other than an interest of less than five percent (5%) of the stock of a publicly held company), as an owner, stockholder, member, partner or in any other manner in any person, firm, corporation, limited liability company, partnership or other entity which is a Competitive Business;

1.                                 solicit or otherwise
                       attempt to employ or employ any current or future employee of the Company or any Affiliate (as that term is defined in Section 5.2 of this Agreement) for employment in any business or otherwise offer any inducement to any current or future employee of the Company or any Affiliate to leave such company's employ ("Solicitation"); or

1.                                    (a)   divert   or
                       attempt to divert from the Company or its Affiliates any business whatsoever by influencing or attempting to influence any customers or clients of the Company or its Affiliates or contact, solicit any past, existing or potential customer or client of the Company or its Affiliates ("Customers") (a "potential customer or client of the Company" or its Affiliates shall mean any individual or business entity with whom the Company or its Affiliates has directly communicated or corresponded for the purposes of rendering products or services or selling advertising time) regarding the Company's or its Affiliates' business or any Competitive Business ("Broadcast Business") or (b) otherwise provide radio broadcast products or services or any other products or services for any Customers ("Broadcast Services"); or

1.                                  use  or divulge  to
                       anyone any information about the identity of the Customers or suppliers of the Company and/or its Affiliates (including without limitation, customer lists and customer prospect lists (whether in writing or memorized by Employee)), or information about Customer requirements, transactions, work orders, pricing policies, plans, or any other Confidential Information, (as that term is defined in Section 6 of this Agreement).

     A. For the purpose of this Agreement, "Competitive Business" shall mean any business operation (including a sole proprietorship) which engages in, as all or a significant part of its business, the business of radio broadcasting in markets which the Company and its Affiliates own and operates radio stations and/or has a sales agency agreement relating to such markets, but does not include any radio broadcasting in the State of California outside the San Diego metropolitan area ("Non San Diego
     Market").   For  the  purpose  of  this  Agreement
     "Affiliate" shall mean as to the Company, (a) any person which directly or indirectly, is in control of, is controlled by or is under common control with, the Company, or (b) any person who is a director, officer or employee (i) of the Company or (ii) of any person described in the preceding clause (a). For purposes of this definition, control of a person shall mean (a) the power, direct or indirect, (i) to vote ten percent (10%) or more of the securities having ordinary voting power for the election of directors of such person or
     (ii) to direct or cause the direction of the management and policies of such person whether by contract or otherwise, or (b) the ownership, direct or indirect, of ten percent (10%) or more of any class of equity securities of such person.

I.               Section  .  Confidential  Information.
Employee  shall not, during the term of this  Agreement
or  at  any time thereafter, disclose, or cause  to  be
disclosed, in any way Confidential Information, or  any
part   thereof,  to  any  person,  firm,   corporation,
association, or any other operation or entity,  or  use
the  Confidential Information on Employee's own behalf,
for  any  reason  or purpose.  Employee further  agrees
that, during the term of this Agreement or at any  time
thereafter, Employee will not distribute, or  cause  to
be  distributed, Confidential Information to any  third
person  or  permit the reproduction of the Confidential
Information,  except  on  behalf  of  the  Company   in
Employee's  capacity  as an employee  of  the  Company.
Employee  shall  take  all  reasonable  care  to  avoid
unauthorized  disclosure  or use  of  the  Confidential
Information.   Employee  hereby assumes  responsibility
for  and  shall indemnify and hold the Company harmless
from   and  against  any  disclosure  or  use  of   the
Confidential   Information   in   violation   of   this
Agreement.

            For   the   purpose  of   this   Agreement,
"Confidential  Information" shall mean any  written  or
unwritten information which specifically relates to  or
is used in the business of the Company or any Affiliate
relating  to  services,  processes,  patents,  systems,
equipment,  creations,  designs, formats,  programming,
discoveries,    inventions,   improvements,    computer
programs, data kept on computer, engineering, research,
development,   applications,   financial   information,
information   regarding  services   and   products   in
development,   market   information   including    test
marketing  or  localized marketing, other  confidential
information   regarding   processes   or    plans    in
development, trade secrets, training manuals and  know-
how  of  the  Company or any Affiliate, and information
relating  to customers, clients, suppliers  and  others
with  whom the Company or its Affiliates do or have  in
the  past  done  business, which  the  Company  or  any
Affiliate deems confidential and proprietary and  which
is  generally not known to others outside  the  Company
and  its  Affiliates which gives or tends to  give  the
Company  and/or its Affiliates a competitive  advantage
over persons who do not possess such information or the
secrecy  of which is otherwise of value to the Company,
or  its Affiliates in the conduct of their business  --
regardless  of  when and by whom such  information  was
developed or acquired, and regardless of whether any of
these  are  described in writing, reduced to  practice,
copyrightable  or considered copyrightable,  patentable
or  considered  patentable.   Provided,  however,  that
"Confidential  Information" shall not  include  general
industry  information or information which is  publicly
available  or otherwise known to those persons  working
in  the radio broadcast business or is otherwise in the
public   domain  without  breach  of  this   Agreement,
information which Employee has lawfully acquired from a
source  other  than the Company or its  Affiliates,  or
information which is required to be disclosed  pursuant
to  any  law,  regulation, or rule of any  governmental
body   or   authority   or   court   order.    Employee
acknowledges  that  the  Confidential  Information   is
novel, proprietary to and of considerable value to the Company and/or its Affiliates.

            Employee   agrees  that  all   restrictions
contained in this Section 6 are reasonable and valid under the circumstances and hereby waives all defenses to the strict enforcement thereof by the Company.

           Employee agrees that, upon the Company's request, Employee will immediately deliver up to the Company all Confidential Information in Employee's possession and/or control, and all notes, records, memoranda, correspondence, files and other papers, and all copies, relating to or containing Confidential
Information. Employee does not have, nor can Employee acquire any property or other right in the Confidential
Information.

I.               Section   .   Creations,   Inventions,
Improvements, Etc.

     A. It shall be part of the normal duties of Employee at all times to consider in what manner and by what new methods or devices the products, services, processes, equipment or systems of the Company might be improved and promptly to give to the Board full details of any creation, design, format, invention, discovery, or improvement ("Creation") which Employee may, from time to time, make, discover or become aware of in the course of Employee's duties and to further the interests of the Company's undertaking with regard thereto, and Employee hereby agrees that the sole ownership of any Creation and all proprietary rights therein discovered or made by Employee (whether alone or jointly with others) at any time during Employee's employment hereunder shall belong free of charge and exclusively to the Company and/or its Affiliates or as the Company may direct.

     A. Employee hereby agrees (at any time during Employee's employment or thereafter and at the Company's expense) to do all such acts and things (including, without limitation, making application for letters patent) as the Company may reasonably request to vest ownership of any Creation and any protection as to ownership or use (in any part of the world) of any Creation in the Company and/or its Affiliates or as it may direct, jointly if necessary, with any joint inventor thereof, and the Employee hereby irrevocably appoints the Company for the purposes aforesaid to be Employee's attorney in Employee's name and on Employee's behalf to execute and do any such documents, acts and things aforesaid.

     A.              Employee  is hereby notified,  and
     Employee hereby acknowledges, that the provisions of this Agreement shall not apply to an invention that qualifies fully under the provisions of California
     Labor Code 2870.

I.               Section   .   Term.   Unless   earlier
terminated pursuant to Section 9 hereof, the term of this Agreement shall be for a term which will begin as of February __, 1996, and continue until September __,
1999 (the "Term").

I.             Section . Termination, Severance, Etc.

     A.           Death.  This Agreement and Employee's
     employment hereunder shall be terminated on the death of Employee, effective as of the date of Employee's death.

     A. Continued Disability. This Agreement and Employee's employment hereunder shall be terminated, at the option of the Company, upon a Continued Disability of Employee, effective as of the date of the determination of Continued Disability as that term is hereinafter defined. For the purposes of this Agreement "Continued Disability" shall be defined as the inability or incapacity (either mental or physical) of Employee to continue to perform Employee's duties hereunder for a continuous period of three (3) months or for 90 days, whether or not contiguous, during any period of 365 contiguous days. The determination as to whether Employee is unable to perform the essential functions of Employee's job shall be made by the Board (during the Pre-Closing Period) or Jacor Officer (during the Post-Closing Period) in the good faith exercise of its reasonable discretion; provided, however, that if Employee is not satisfied with the decision of the Board or Jacor Officer, as the case may be, Employee will submit to examination by three competent physicians who practice in the metropolitan area in which the Employee then resides, one of whom shall be selected by the Company, another of whom shall be selected by Employee, with the third to be selected by the physicians so selected. The decision of a majority of the physicians so selected shall supersede the decision of the Board or Jacor Officer, as the case may be, and shall be final and conclusive.

     A. Termination - Good Cause. Notwithstanding any other provision of this Agreement, the Company may at any time immediately terminate this Agreement and Employee's employment hereunder for Good Cause. For this purpose, "Good Cause" shall include the following: the current use of illegal drugs; indictment for any felony or any crime involving moral turpitude; fraud or misrepresentation; embezzlement of funds or property of the Company or any Affiliate; willful conduct which is materially injurious to the business, reputation, business or business relationships of the Company, or any Affiliate; failure to comply with the policies, rules, or directives of the Board or Jacor Officer, as the case may be; or any material violation of any of the provisions of this Agreement or the Noncompetition and Confidentiality Agreement by and among Jacor, the
     Company  and Employee of even date herewith.   Any
     alleged cause for termination shall be delivered in writing to Employee stating the full basis for such cause as a condition to any notice of such termination.

     A.          Termination _ Other.   On or after February
     __, 1998, either Employee or the Company may terminate the Agreement for any reason at any time following written notice of not less than thirty (30) days.

     A.             Payment Upon Termination.

1.                            Notwithstanding any other
                    provision hereof, in the event of any termination of this Agreement pursuant to Section 9.1, Section 9.3 or
                    Section 9.4, the Company shall pay to Employee (or to his estate or designated beneficiary in the event of termination pursuant to Section 9.1) within ten (10) days thereof, without any discount or offset, as a lump sum an amount equal to all amounts accrued under
                    Section 3.1 hereof plus the total amount of all additional payments otherwise contemplated under
                    Section 3.1 hereof for the entire originally contemplated term through and including September __, 1999.

1.                          In   the   event   of   any
                    termination of this Agreement other than termination pursuant to Section 9.1, Section 9.3 or Section 9.4, the Company shall continue to pay Employee the amounts required under Section 3.1, in the manner provided in
                    Section 3.1.


I.             Section .  Notices.

           All notices, demands or other communications
which  may be or are required to be given by any  party
to any other party pursuant to this Agreement, shall be
in  writing  and  shall be mailed  by  certified  mail,
return   receipt   requested,   postage   prepaid,   or
transmitted   by  hand  delivery,  national   overnight
express, telegram or facsimile transmission, addressed as follows:

     A.          In the case of the Company (during the Pre-
     Closing Period), if addressed to it as follows:

               Noble Broadcast Group, Inc.
               4891 Pacific Highway
               San Diego, California 92110-4082
               Telecopier: (619) 294-9393

           With a copy, which shall not constitute a required notice, to:

               J. Terence O'Malley, Esq.
               Gray Cary Ware & Freidenrich
               401 B Street, Suite 1700
               San Diego, California  92101-4297
               Telecopier: (619) 236-1048

A.               In the case of the Company (during the
Post-Closing Period), if addressed to it as follows:

               Jacor Communications, Inc.
               1300 PNC Center
               201 East Fifth Street
               Cincinnati, Ohio  45202
               Attention:  Randy Michaels
               Telecopier: (513) 621-6087

           With a copy, which shall not constitute a required notice, to:

               Graydon, Head & Ritchey
               1900 Fifth Third Center
               511 Walnut Street
               Cincinnati, Ohio  45202
               Attention:  John J. Kropp, Esq.
               Telecopier: (513) 651-3836

     A. In the case of Employee, if addressed to Employee at:
               John T. Lynch
               1508 Uno Verde Court
               Solana Beach, California 92075
               Telecopier:  (619) 481-3269

           With a copy, which shall not constitute a required notice, to:

               J. Terence O'Malley, Esq.
               Gray Cary Ware & Freidenrich
               401 B Street, Suite 1700
               San Diego, California  92101-4297
               Telecopier: (619) 236-1048

until such time as either party notifies the other of a
change  of address.  Each notice or other communication
which shall be mailed, delivered or transmitted in  the
manner  described  above shall be  deemed  sufficiently
given and received for all purposes at such time as  it
is delivered to the addressee (with the return receipt,
the delivery receipt, or the affidavit of messenger  or
telefax   transmission  log  being  deemed   conclusive
evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

I.              Section  .  Assignment, Successors  and
Assigns.  This Agreement shall inure to the benefit  of
and  be  binding  upon  the parties  hereto  and  their
respective   legal   representatives,   successor   and
assigns.   The Company may assign or otherwise transfer
its  rights  under this Agreement to any  successor  or
affiliated business or corporation (whether by sale  of
stock,   merger,  consolidation,  sale  of  assets   or
otherwise), but this Agreement may not be assigned, nor
may the duties hereunder be delegated by Employee.   In
the   event  that  the  Company  assigns  or  otherwise
transfers  its  rights  under  this  Agreement  to  any
successor   or   affiliated  business  or   corporation
(whether by sale of stock, merger, consolidation,  sale
of  assets  or  otherwise), for all  purposes  of  this
Agreement,  the  "Company"  shall  then  be  deemed  to
include   the  successor  or  affiliated  business   or
corporation to which the Company assigned or otherwise transferred its rights hereunder.

I. Section . Modification. This Agreement may not be released, discharged, abandoned, changed, or modified in any manner, except by an instrument in writing signed by each of the parties hereto.

I. Section . Severability. The invalidity or unenforceability of any particular provision of this Agreement shall not affect any other provisions hereof, and this Agreement shall be construed in all respects as if any such invalid provision were omitted herefrom.

I.             Section .  Counterparts.  This Agreement
may   be  signed  in  counterparts  and  each  of  such
counterpart shall constitute an original document and such counterparts, taken together, shall constitute one in the same instrument.

I.               Section   .    Governing   Law.    The
provisions of this Agreement shall be governed by and interpreted in accordance with the laws of the State of Ohio and the laws of the United States applicable therein.

I.               Section   .   Prior  Agreement.    The
previously   existing  employment   agreement   between
Employee   and  Company  is  hereby  terminated.    The
outstanding interest-free loan to Employee of  $50,000,
made  pursuant  to such agreement and made  subject  to
forgiveness upon achievement of certain economic goals,
is   hereby  forgiven  in  consideration  of   services
rendered.

           IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto effective as of the date first above written.


NOBLE BROADCAST GROUP, INC.             "Employee"


By:/s/  Frank A. DeFrancesco              /s/  John  T.
Lynch
   Frank A. De Francesco                John T. Lynch
   Executive Vice President and
   Chief Financial Officer




APPROVED FOR THE BOARD OF DIRECTORS BY:



/s/ Louis P. Ferrero
Louis P. Ferrero,
Chairman of the Compensation
Committee of the Board



____________________________________________________________
_____



      As  of  the Closing Date, the undersigned,  Jacor
Communications, Inc., shall accept and assume the assignment of the rights and obligations of the Company under this Agreement, pursuant to Section 2.2 of this Agreement.

                                  JACOR COMMUNICATIONS, INC.



                                   By:/s/ Randy Michaels
                                      Randy  Michaels, President



                        EXHIBIT 10.2


                    EMPLOYMENT AGREEMENT


          This EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of February 20, 1996, by and between Noble
Broadcast  Group,  Inc.,  a Delaware  corporation  (the
"Company") and Frank A. De Francesco ("Employee") with reference to the following facts:

          A.   Concurrently herewith, Employee, Company and
Jacor Communications, Inc., an Ohio corporation ("Jacor"), and various of their affiliates, are entering into a series of agreements, including without limitation that certain
Stock Purchase and Stock and Warrant Redemption Agreement dated as of February 20, 1996 (the "Stock Agreement"), pursuant to which it is contemplated that Employee will transfer all of his shares of Company ("Shares") to Jacor, and Company will become a wholly-owned subsidiary of Jacor.
Capitalized terms not otherwise defined herein shall have the meaning contemplated by the Stock Agreement;

           B.   The Stock Agreement contemplates that a
period of time may pass prior to the Closing thereunder, and the consummation of the Stock Agreement is conditional upon obtaining the consent of the Federal Communications Commission ("FCC");

           C.    Company has made certain covenants and
undertakings, pursuant to the Stock Agreement and other related documents, for which the continued services of Employee, including certain duties and responsibilities not previously applicable to Employee's job performance, are critical through and including the Closing Date;

            D.    Company  has  obligations  under  the
Communications Act
of 1934, as amended, and the policies and rules of the FCC, to ensure that prior to the Closing Date it maintains control over the programming, personnel and finances of the radio stations licensed to Noble Broadcast Licenses, Inc.;

          E. The Company and Employee wish to enter into this Agreement to set forth the rights and obligations of each of them with respect to Employee's employment with the Company, and the circumstances under which such rights and obligations will change.

          ACCORDINGLY, in consideration of the premises and the agreements contained herein, and other good and valuable consideration, the receipt and adequacy of which the parties hereby acknowledge, the parties agree as follows:

I. Section . Employment. The Company hereby employs Employee, and Employee, in consideration of such employment and other consideration set forth herein, hereby accepts employment, upon the terms and conditions set forth herein.

I.             Section . Office and Duties.

     A. During the term of this Agreement prior to the Closing (the "Pre-Closing Period"), Employee shall be employed in the position of Executive Vice President & Chief Financial Officer of the Company, performing such duties as directed by the Board of Directors of the Company ("Board"). In such capacity, Employee shall perform the duties historically exercised by him in such capacity, but shall further use his best reasonable efforts to assure the Company's compliance with the Stock Agreement. Such duties of Employee shall include, but not be limited to: [(i) maintaining Company control over the operations, programming, sales, finances and employees of the Stations, including the direct supervision of the general manager of each Station, consistent when applicable, with any Time Brokerage Agreement so in effect; and (ii) ensuring compliance by the Company and its Affiliates with FCC rules and policies].

     A. At the Closing, Company shall assign all of its rights and obligations hereunder to Jacor (references to the term "Company" for the period following the Closing (the "Post-Closing Period") shall refer to Jacor). During the "Post-Closing Period" Employee shall serve as a Senior Vice President and as such shall perform such functions and duties as directed by the President and Co-Chief Operating Officer, the Co-Chief Operating Officer and/or Chief Financial Officer of Jacor ("Jacor Officer"). Such functions and duties shall include, but not be limited to, operational audits; systems and procedures; employee benefits; training and assisting both corporate and station financial staff; acquisition evaluation; internal, operational and financial audit matters; procedures development and formulating policies.

     A. While employed hereunder, Employee shall do all things necessary, legal and incident to the above positions, and shall perform the functions and duties as either the Board (during the Pre-Closing Period) or Jacor Officer (during the Post-Closing Period), may establish from time to time. In the performance of the functions and duties hereunder, Employee shall work and travel to such places and on such occasions as the Board (during the Pre-Closing Period) or Jacor Officer (during the Post-Closing Period), may from time to time reasonably require on an occasional basis. On such occasions the Employee shall be permitted to incur travelling expenses consistent with the Company's policy regarding expenses for its executive employees of similar position, at the Company's expense. Notwithstanding any other provision herein, Employee's services shall be rendered, and Employee's existing office shall be maintained, in San Diego, California.

I.             Section . Remuneration.

     A. Base Salary. Employee shall be paid a monthly base salary of $10,000.00 during the Term hereof. Except as otherwise provided in Section 9.5, Employee's base salary shall be paid in equal installments on the fifteenth and last day of each month.

     A. Fringe Benefits. During the Pre-Closing Period, Employee shall be entitled to participate in and receive such insurance and other fringe benefits as he has historically received from the Company. During the Post-Closing Period, Employee shall be entitled to participate in and receive such insurance and other fringe benefits as may be provided to the executive employees of Jacor.

I. Section . Expenses. The Company shall pay or reimburse Employee for all travel and out-of-pocket expenses reasonably incurred or paid by Employee in connection with the performance of Employee's duties as an employee of the Company, upon presentation of expense statements or receipts or such other supporting documentation as the Company may reasonably require. All of such expenses shall be consistent with the Company's policy regarding expenses for its executive employees of similar position.

I.             Section . Outside Employment.

     A. Except for services performed by Employee pursuant to the Conseco and Class A Shareholders Consulting Agreements, Employee shall devote Employee's full time and attention to the performance of the duties incident to Employee's position with the Company and shall not have any other employment with any other enterprise or substantial
     responsibility  for  any  enterprise  which  would   be
     inconsistent with Employee's duties hereunder (the foregoing shall not prevent the Employee from participating in any charitable or civic organization that does not interfere
     with   Employee's  performance  of   the   duties   and
     responsibilities to be performed by Employee under this Agreement). Without limiting the foregoing, other than on behalf of the Company, and for the exclusive benefit of the Company, the Employee further specifically agrees that during the term of this Agreement, Employee will not either for himself or on behalf of any person, firm, corporation, limited liability company, partnership or any other operations or entity, directly or indirectly:

1.                                 render any services as an
                       officer, director, employee, agent, consultant or in any other capacity to, or own any interest (other than an interest of less than five percent (5%) of the stock of a publicly held company), as an owner, stockholder, member, partner or in any other manner in any person, firm, corporation, limited liability company, partnership or other entity which is a Competitive Business;

1.                                   solicit   or  otherwise
                       attempt to employ or employ any current or future employee of the Company or any Affiliate (as that term is defined in
                       Section 5.2 of this Agreement) for employment in any business or otherwise offer any inducement to any current or future employee of the Company or any Affiliate to leave such company's employ ("Solicitation"); or

1.                                  (a) divert or attempt to
                       divert from the Company or its Affiliates any business whatsoever by influencing or attempting to influence any customers or clients of the Company or its Affiliates or contact, solicit any past, existing or potential customer or client of the Company or its Affiliates ("Customers") (a "potential customer or client of the Company" or its Affiliates shall mean any individual or business entity with whom the Company or its Affiliates has directly communicated or corresponded for the purposes of rendering products or services or selling advertising time) regarding the Company's or its Affiliates' business or any Competitive Business ("Broadcast Business") or (b) otherwise provide radio broadcast products or services or any other products or services for any Customers ("Broadcast Services"); or

1.                                  use or divulge to anyone
                       any information about the identity of the Customers or suppliers of the Company and/or its Affiliates (including without limitation, customer lists and customer prospect lists (whether in writing or memorized by Employee)), or information about Customer requirements, transactions, work orders, pricing policies, plans, or any other Confidential Information, (as that term is defined in Section 6 of this Agreement).

     A. For the purpose of this Agreement, "Competitive Business" shall mean any business operation (including a sole proprietorship) which engages in, as all or a significant part of its business, the business of radio broadcasting in markets which the Company and its Affiliates own and operates radio stations and/or has a sales agency agreement relating to such markets, but does not include any radio broadcasting in the State of California outside the San Diego metropolitan area ("Non San Diego Market"). For the purpose of this Agreement "Affiliate" shall mean as to the Company, (a) any person which directly or indirectly, is in control of, is controlled by or is under common control with, the Company, or (b) any person who is a director, officer or employee (i) of the Company or (ii) of any person described in the preceding clause (a). For purposes of this definition, control of a person shall mean (a) the power, direct or indirect, (i) to vote ten percent (10%) or more of the securities having ordinary voting power for the election of directors of such person or (ii) to direct or cause the direction of the management and policies of such person whether by contract or otherwise, or (b) the ownership, direct or indirect, of ten percent (10%) or more of any class of equity securities of such person.

I. Section . Confidential Information. Employee shall not, during the term of this Agreement or at any time thereafter, disclose, or cause to be disclosed, in any way Confidential Information, or any part thereof, to any person, firm, corporation, association, or any other operation or entity, or use the Confidential Information on Employee's own behalf, for any reason or purpose. Employee further agrees that, during the term of this Agreement or at any time thereafter, Employee will not distribute, or cause to be distributed, Confidential Information to any third person or permit the reproduction of the Confidential Information, except on behalf of the Company in Employee's capacity as an employee of the Company. Employee shall take all reasonable care to avoid unauthorized disclosure or use of the Confidential Information. Employee hereby assumes responsibility for and shall indemnify and hold the Company harmless from and against any disclosure or use of the Confidential Information in violation of this Agreement.

           For the purpose of this Agreement, "Confidential Information" shall mean any written or unwritten information which specifically relates to or is used in the business of the Company or any Affiliate relating to services, processes, patents, systems, equipment, creations, designs, formats, programming, discoveries, inventions, improvements, computer programs, data kept on computer, engineering, research, development, applications, financial information, information regarding services and products in development, market information including test marketing or localized marketing, other confidential information regarding processes or plans in development, trade secrets, training manuals and know-how of the Company, or any Affiliate, and information relating to customers, clients, suppliers and others with whom the Company or its Affiliates do or have in the past done business, which the Company or any Affiliate deems confidential and proprietary and which is generally not known to others outside the Company and its Affiliates which gives or tends to give the Company and/or its Affiliates a competitive advantage over persons who do not possess such information or the secrecy of which is otherwise of value to the Company, or its Affiliates in the conduct of their business -- regardless of when and by whom such information was developed or acquired, and regardless of whether any of these are described in writing, reduced to practice, copyrightable or considered copyrightable, patentable or considered patentable. Provided, however, that "Confidential Information" shall not include general industry information or information which is publicly available or otherwise known to those persons working in the radio broadcast business or is otherwise in the public domain without breach of this Agreement, information which Employee has lawfully acquired from a source other than the Company or its Affiliates, or information which is required to be disclosed pursuant to any law, regulation, or rule of any governmental body or authority or court order. Employee acknowledges that the Confidential Information is novel, proprietary to and of considerable value to the Company and/or its Affiliates.

          Employee agrees that all restrictions contained in
this   Section  6  are  reasonable  and  valid   under   the
circumstances and hereby waives all defenses to the strict enforcement thereof by the Company.

           Employee agrees that, upon the Company's request, Employee will immediately deliver up to the Company all Confidential Information in Employee's possession and/or control, and all notes, records, memoranda, correspondence, files and other papers, and all copies, relating to or containing Confidential Information. Employee does not have, nor can Employee acquire any property or other right in the Confidential Information.

I.                 Section    .    Creations,    Inventions,
Improvements, Etc.

     A. It shall be part of the normal duties of Employee at all times to consider in what manner and by what new methods or devices the products, services, processes, equipment or systems of the Company might be improved and promptly to give to the Board full details of any creation, design, format, invention, discovery, or improvement ("Creation") which Employee may, from time to time, make, discover or become aware of in the course of Employee's duties and to further the interests of the Company's under taking with regard thereto, and Employee hereby agrees that the sole ownership of any Creation and all proprietary rights therein discovered or made by Employee (whether alone or jointly with others) at any time during Employee's employment hereunder shall belong free of charge and exclusively to the Company and/or its Affiliates or as the Company may direct.

     A. Employee hereby agrees (at any time during Employee's employment or thereafter and at the Company's expense) to do all such acts and things (including, without limitation, making application for letters patent) as the Company may reasonably request to vest ownership of any Creation and any protection as to ownership or use (in any part of the world) of any Creation in the Company and/or its Affiliates or as it may direct, jointly if necessary, with any joint inventor thereof, and the Employee hereby irrevocably appoints the Company for the purposes aforesaid to be Employee's attorney in Employee's name and on Employee's behalf to execute and do any such documents, acts and things aforesaid.

     A. Employee is hereby notified, and Employee hereby acknowledges, that the provisions of this Agreement shall not apply to an invention that qualifies fully under the provisions of California Labor Code 2870.

I. Section . Term. Unless earlier terminated pursuant to Section 9 hereof, the term of this Agreement shall be for a term which will begin as of February __, 1996, and continue until September __, 1999 (the "Term").

I.             Section . Termination, Severance, Etc.

     A. Death. This Agreement and Employee's employment hereunder shall be terminated on the death of Employee, effective as of the date of Employee's death.

     A. Continued Disability. This Agreement and Employee's employment hereunder shall be terminated, at the option of the Company, upon a Continued Disability of Employee, effective as of the date of the determination of Continued Disability as that term is hereinafter defined. For the purposes of this Agreement "Continued Disability" shall be defined as the inability or incapacity (either mental or physical) of Employee to continue to perform Employee's duties hereunder for a continuous period of three
     (3) months or for 90 days, whether or not contiguous, during any period of 365 contiguous days. The determination as to whether Employee is unable to perform the essential functions of Employee's job shall be made by the Board (during the Pre-Closing Period) or Jacor Officer (during the Post-Closing Period) in the good faith exercise of its reasonable discretion; provided, however, that if Employee is not satisfied with the decision of the Board or Jacor Officer, as the case may be, Employee will submit to examination by three competent physicians who practice in the metropolitan area in which the Employee then resides, one of whom shall be selected by the Company, another of whom shall be selected by Employee, with the third to be selected by the physicians so selected. The decision of a majority of the physicians so selected shall supersede the decision of the Board or Jacor Officer, as the case may be, and shall be final and conclusive.

     A. Termination - Good Cause. Notwithstanding any other provision of this Agreement, the Company may at any time immediately terminate this Agreement and Employee's employment hereunder for Good Cause. For this purpose, "Good Cause" shall include the following: the current use of illegal drugs; indictment for any felony or any crime involving moral turpitude; fraud or misrepresentation; embezzlement of funds or property of the Company or any Affiliate; willful conduct which is materially injurious to the business, reputation, business or business relationships of the Company, or any Affiliate; failure to comply with the policies, rules, or directives of the Board or Jacor Officer, as the case may be; or any material violation of any of the provisions of this Agreement or of the Noncompetition and Confidentiality Agreement by and among Jacor, the Company and Employee of even date herewith. Any alleged cause for termination shall be delivered in writing to Employee stating the full basis for such cause as a condition to any notice of such termination.

     A.          Termination _ Other.   On or after February 19,
     1997, either Employee or the Company may terminate the Agreement for any reason at any time following written notice of not less than thirty (30) days.

     A.             Payment Upon Termination.

1.                              Notwithstanding  any   other
                    provision hereof, in the event of any termination of this Agreement pursuant to Section 9.1, Section 9.3 or Section 9.4, the Company shall pay to Employee (or to his estate or designated beneficiary in the event of termination pursuant to Section 9.1) within ten (10) days thereof, without any discount or offset, as a lump sum an amount equal to all amounts accrued under Section 3.1 hereof plus the total amount of all additional payments otherwise contemplated under Section 3.1 hereof for the entire originally contemplated term through and including September __, 1999.

1.                        In the event of any termination of
                    this Agreement other than termination pursuant to Section 9.1, Section 9.3 or Section 9.4, the Company shall continue to pay Employee the amounts required under Section 3.1, in the manner provided in Section 3.1.


I.             Section .  Notices.

          All notices, demands or other communications which may be or are required to be given by any party to any other party pursuant to this Agreement, shall be in writing and shall be mailed by certified mail, return receipt requested, postage prepaid, or transmitted by hand delivery, national overnight express, telegram or facsimile transmission, addressed as follows:

     A.          In the case of the Company (during the Pre-
     Closing Period), if addressed to it as follows:

               Noble Broadcast Group, Inc.
               4891 Pacific Highway
               San Diego, California 92110-4082
               Telecopier: (619) 294-9393

          With a copy, which shall not constitute a required notice, to:

               J. Terence O'Malley, Esq.
               Gray Cary Ware & Freidenrich
               401 B Street, Suite 1700
               San Diego, California  92101-4297
               Telecopier: (619) 236-1048

A.               In the case of the Company (during the Post-
Closing Period), if addressed to it as follows:

               Jacor Communications, Inc.
               1300 PNC Center
               201 East Fifth Street
               Cincinnati, Ohio  45202
               Attention:  Randy Michaels
               Telecopier: (513) 621-6087

          With a copy, which shall not constitute a required notice, to:

               Graydon, Head & Ritchey
               1900 Fifth Third Center
               511 Walnut Street
               Cincinnati, Ohio  45202
               Attention:  John J. Kropp, Esq.
               Telecopier: (513) 651-3836

     A. In the case of Employee, if addressed to Employee at:
               Frank A. De Francesco
               13202 Lomas Verdes Drive
               Poway, California 92064
               Telecopier:  (619) 673-9049


          With a copy, which shall not constitute a required notice, to:

               J. Terence O'Malley, Esq.
               Gray Cary Ware & Freidenrich
               401 B Street, Suite 1700
               San Diego, California  92101-4297
               Telecopier: (619) 236-1048

until such time as either party notifies the other of a change of address. Each notice or other communication which shall be mailed, delivered or transmitted in the manner described above shall be deemed sufficiently given and received for all purposes at such time as it is delivered to the addressee (with the return receipt, the delivery receipt, or the affidavit of messenger or telefax transmission log being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

I. Section . Assignment, Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective legal representatives, successor and assigns. The Company may assign or otherwise transfer its rights under this Agreement to any successor or affiliated business or
corporation    (whether   by   sale   of   stock,    merger,
consolidation, sale of assets or otherwise), but this Agreement may not be assigned, nor may the duties hereunder be delegated by Employee. In the event that the Company assigns or otherwise transfers its rights under this Agreement to any successor or affiliated business or
corporation    (whether   by   sale   of   stock,    merger,
consolidation, sale of assets or otherwise), for all purposes of this Agreement, the "Company" shall then be deemed to include the successor or affiliated business or corporation to which the Company assigned or otherwise transferred its rights hereunder.

I. Section . Modification. This Agreement may not be released, discharged, abandoned, changed, or modified in any manner, except by an instrument in writing signed by each of the parties hereto.

I. Section . Severability. The invalidity or unenforceability of any particular provision of this Agreement shall not affect any other provisions hereof, and this Agreement shall be construed in all respects as if any such invalid provision were omitted herefrom.

I. Section . Counterparts. This Agreement may be signed in counterparts and each of such counterpart shall constitute an original document and such counterparts, taken together, shall constitute one in the same instrument.

I. Section . Governing Law. The provisions of this Agreement shall be governed by and interpreted in accordance with the laws of the State of Ohio and the laws of the United States applicable therein.

I. Section . Prior Agreement. The previously existing employment agreement between Employee and Company is hereby terminated. The outstanding interest-free loan to Employee of $50,000, made pursuant to such agreement and made subject to forgiveness upon achievement of certain economic goals, is hereby forgiven in consideration of services rendered.

           IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto effective as of the date first above written.


NOBLE BROADCAST GROUP, INC.             "Employee"


By:  /s/  Frank A. De Francesco           /s/  Frank  A.  De
Francesco
     Frank  A.  De  Francesco                 Frank  A.   De
Francesco
   Executive Vice President and
     Chief Financial Officer



APPROVED FOR THE BOARD OF DIRECTORS BY:



/s/ Louis P. Ferrero
Louis P. Ferrero,
Chairman of the Compensation
Committee of the Board



____________________________________________________________
_____


       As  of  the  Closing  Date,  the  undersigned,  Jacor
Communications, Inc., shall accept and assume the assignment of the rights and obligations of the Company under this Agreement, pursuant to Section 2.2 of this Agreement.

                                   JACOR   COMMUNICATIONS, INC.



                                        By: /s/ Randy Michaels
                                          Randy Michaels, President


                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 EXHIBIT 11
             Computation of Consolidated Income Per Common Share
   for the three months and nine months ended September 30, 1996 and 1995




                                      Three Months Ended         Nine Months Ended
                                          September 30              September 30
                                       1996         1995         1996          1995
Income for primary and
fully diluted computation:
    Income                           $    85      $  3,488      $  4,737      $  7,768

Primary:

     Weighted average common shares
       and all other dilutive
       securities:
         Common stock                  31,250       18,774        23,499        19,167
         Stock purchase warrants        -            1,046          -              890
         Stock options and
           Citicasters warrants         1,753          889         1,081           779
         Contingently issuable
            common shares                 300          300           300           300
                                       33,303       21,009        24,880        21,136

     Primary income per
       common share:

         Before extraordinary loss     $ 0.06         -           $ 0.31          -

         Net income                    $ 0.00       $ 0.17        $ 0.19        $ 0.37


     NOTES:

     1. Fully diluted earnings per share is not presented since it approximates primary income per share.

     2. The 5.5% Liquid Yield Option Notes were not assumed to be converted for purpose of the fully diluted computation because they would be antidilutive.

     3. The Citicasters warrants are not included in the nine months ended September 30 primary income per share calculation as they are antidilutive.

                        EXHIBIT 99.1


Contact:   Kirk Brewer
         (847) 256-9282


              JACOR REPORTS CONTINUED STRENGTH
                    IN OPERATING RESULTS;
          Broadcast Cash Flow Rises 75% in Quarter


CINCINNATI, November 11, 1996 -- Jacor Communications,  Inc.

(NASDAQ:   JCOR),   one  of  the  nation's   leading   radio

broadcasting companies, today reported a 63-percent increase in  broadcast cash flow for the nine months ended  September

30,  1996, and a 75 percent increase in broadcast cash  flow for the third quarter of 1996.

      Jacor's  broadcast cash flow for the  1996  nine-month

period  rose 63 percent to $35.8 million from $21.9  million in  the  same period of 1995.  Third quarter broadcast  cash flow  rose 75 percent to $16.1 million from $9.2 million  in the  third quarter of 1995.  Net revenue for the first  nine months of 1996 rose 46 percent to $127.5 million from  $87.2

million  in  the first nine months of 1995.   Third  quarter

1995  net  revenue  rose 68 percent, to $54.3  million  from

$32.3 million in the 1995 third quarter.

      On  a "same station" basis -- reflecting results  from

stations operated in the first nine months of both 1996  and

1995 -- Jacor's broadcast cash flow rose 26 percent to $27.4 million  in the first nine months of 1996 from $21.8 million in  the nine months of 1995.  Broadcast cash flow on a "same station" basis for the third quarter of 1996 rose 17 percent to  $10.6  million from $9.0 million in the same quarter  of

1995.

      Net  revenue on a "same station" basis rose 12 percent

in the first nine months of 1996 to $93.7 million from $84.0 million  in  the  same period of 1995.  Third  quarter  1996

"same  station" net revenue rose 13 percent to $34.6 million from $30.7 million in the third quarter of 1995.

      For the first nine months of 1996, net income was $4.7

million, or 19 cents per share, compared to $7.8 million, or

37  cents per share, in the first nine months of 1995.   Net

income  for the three months ended September 30,  1996,  was

$0.1  million,  or  0  cents per  share,  compared  to  $3.5 million,  or  17  cents per share, in the third  quarter  of

1995.   Net  income  was  affected by  significantly  higher

interest   expense,  higher  depreciation  and  amortization

expense  and an extraordinary loss, all of which  relate  to

Jacor's   recent   acquisitions.   The  extraordinary   loss

resulted  from  the writedown  of deferred  financing  costs associated  with  Jacor's refinancing of its  Senior  Credit

Facility.

     Randy Michaels, chief executive officer of Jacor, said,

"Our  `same-station'  broadcast  cash  flow  increases   are

indicative  of the fundamental vitality of our stations  and

our  broadcast areas, and we're pleased about  that.   We're

also  very  excited  about  the  demonstrated  benefits  and

prospects  for  continued  growth  brought  about   by   our

acquisition strategy."

      Jacor  Communications is headquartered in  Cincinnati.

Including   announced  pending  acquisitions,  Jacor   owns,

operates,  represents or provides programming for 102  radio stations  in 22 U.S. cities.  The company also owns  WKRC-TV

in   Cincinnati.   Jacor  plans  to  pursue  growth  through

continued  acquisitions  of complementary  stations  in  its existing  locations, and radio groups or individual stations with significant presence in other attractive locations.



                         #    #    #

         Jacor Communications, Inc. and Subsidiaries
            Consolidated Statements of Operations
          (In thousands, except per share amounts)

                               Three months ended        Nine months ended
                                 September 30,              September 30,
                                1996         1995        1996         1995

Broadcast revenue              $60,143     $36,116     $142,176     $97,648
   less agency commissions       5,817       3,822       14,656      10,472
      Net revenue               54,326     32,294       127,520      87,176

Broadcast operating expenses    38,273     23,129        91,694      65,241

Broadcast cash flow 1           16,053      9,165        35,826      21,935

Depreciation and
amortization                     5,166      2,442        10,601       6,783
Corporate general and
   administrative expenses       1,658        824         4,080       2,564

Operating income                 9,229      5,899        21,145      12,588

Interest expense                (6,844)      (384)      (13,397)       (593)
Gain on sale of radio            -          -             2,539        -
Other income, net               3,160         348         4,701       1,052

Income before income taxes
   and extraordinary loss       5,545       5,863        14,988      13,047

Income taxes                    3,445       2,375         7,285       5,279

Income before extraordinary
  loss                          2,100       3,488         7,703       7,768

Extraordinary loss, net of
income tax credit              (2,015)       -           (2,966)       -

NET INCOME                       $85       $3,488        $4,737      $7,768

NET INCOME PER COMMON SHARE:
Before extraordinary loss       $0.06      $0.17          $0.31       $0.37
Extraordinary loss             ($0.06)      -            ($0.12)        -

Net income per common share     $0.00      $0.17          $0.19       $0.37

Average common shares          33,303      21,009        24,880      21,136





_______________________________

1 Operating income before depreciation and amortization, and corporate general and administrative expenses.