Form 10-Q/A
period 1996-09-30
JACOR COMMUNICATIONS INC
filed 1996-11-27
CIK 702808

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



          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (the "Company")

                             INDEX



                                                           Page
                                                          Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1996 and December 31,
            1995                                            3

          Condensed Consolidated Statements of
            Operations for the three months and
            nine months ended September 30, 1996
            and 1995                                        4

          Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            September 30, 1996 and 1995                     5

          Notes to Condensed Consolidated Financial
            Statements                                      6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                  14


PART II. Other Information

     Item 4. - Submission of Matters to Vote of
               Security Holders                            20.1

     Item 5. - Other Information                           21

     Item 6. - Exhibits and Reports on Form 8-K            38

     Signatures                                            40


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION





Item 4.   Submission of Matters to Vote of Security Holders

The Jacor Communications, Inc. Annual Meeting of Shareholders was held on July 23, 1996. At such meeting the shareholders were asked to vote upon (1) a proposal to reincorporate Jacor Communications, Inc. as a Delaware corporation and (2) a proposal to issue Common Stock Purchase Warrants, and the underlying shares of Common Stock upon exercise of such warrants, to shareholders of Citicasters Inc. in connection with the Citicasters Merger.

The specific matters voted upon and the results of the voting were as follows:

(1) The proposal to approve the merger of Jacor Communications, Inc. ("Jacor") with and into New Jacor, Inc., a Delaware corporation ("New Jacor") and wholly-owned subsidiary of Jacor. The purpose of the proposed merger is to reincorporate Jacor under the laws of the State of Delaware:

          Shares Voted "FOR"            15,928,195 (86.4%)
          Shares Voted "AGAINST"            88,761
          Shares "ABSTAINING"                5,402

(2) The proposal to approve the issuance by Jacor, and any successor corporation thereto, of common stock purchase warrants (the "Jacor Warrants") to acquire 4,400,000 shares of Jacor common stock and the issuance of the shares of Jacor common stock issuable upon the exercise of any such Jacor Warrants:

          Shares Voted "FOR"            15,723,241 (85.3%)
          Shares Voted "AGAINST"           246,713
          Shares "ABSTAINING"                5,738

Each proposal received more than the required votes necessary for approval by Jacor's outstanding shares of common stock and was thereby adopted.

Jacor's shareholders also re-elected seven incumbent Directors of Jacor to serve for an additional one year term expiring at the 1997 Annual Meeting of Shareholders.









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


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)
                                          and
                                    CITICASTERS INC.
                                    (Co-Registrant)




DATED:  November 27, 1996     BY  /s/ R. Christopher Weber
                                  R. Christopher Weber,
                                  Senior Vice President and
                                  Chief Financial Officer

                                 (Duly Authorized Officer and
                                  Principal Financial and
                                  Accounting Officer of Registrant
                                  and Co-Registrant)