Form 10-Q/A
period 1996-09-30
JACOR COMMUNICATIONS INC
filed 1997-02-03
CIK 702808

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




           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
               (In thousands, except share data)

                                             September 30,   December 31,
                                                 1996           1995

ASSETS
Current assets:
   Cash and cash equivalents                 $    52,821     $    7,437
    Accounts receivable, less allowance for
    doubtful accounts of $3,877 in 1996
    and $1,606 in 1995                            70,782         25,262
   Other current assets                           12,897          3,916
            Total current assets                 136,500         36,615

 Property and equipment, net                     141,259         30,801
 Intangible assets, net                        1,295,286        127,158
 Other assets                                     98,032         14,265

            Total assets                     $ 1,671,077     $  208,839


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued expenses
     and other current liabilities           $    51,898     $   12,180
          Total current liabilities               51,898         12,180

Long-term debt                                   626,250         45,500
5.5% Liquid Yield Option Notes                   117,090           -
Deferred taxes and other liabilities             393,728         12,086

Shareholders' equity:
  Common stock, $.01 par value                       312            182
  Additional paid-in capital                     430,307        118,248
  Common stock warrants                           26,500            388
  Retained earnings                               24,992         20,255

           Total shareholders' equity            482,111        139,073
           Total liabilities and
             shareholders' equity            $ 1,671,077     $  208,839



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


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)






2.   Completed Acquisitions, Continued

     In February 1996, the Company entered into an agreement to acquire Citicasters Inc. ("Citicasters") through a merger of Citicasters with and into a wholly owned Jacor subsidiary (the "Citicasters Merger"). Citicasters owned and/or operated 19 radio stations, located in Atlanta, Phoenix, Tampa, Portland, Kansas City, Cincinnati, Sacramento, Columbus and two television stations, one located in Tampa and one in Cincinnati. The Company consummated the Citicasters Merger in September 1996 for an approximate aggregate value of $801.2 million, which included the purchase of all outstanding shares of Citicasters common stock, the assumption of Citicasters outstanding indebtedness and the issuance of warrants to purchase an aggregate of 4,400,000 shares of Common Stock. Each Citicasters Warrant is exercisable for .2035247 of a share of the Company's common stock at an exercise price of $28.00 per full share.

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

In September 1996, the Company completed the acquisition of Citicasters through a merger of Citicasters with and into a wholly owned Jacor subsidiary. Citicasters owned and/or operated 19 radio stations, located in the United States in Atlanta, Phoenix, Tampa, Portland, Kansas City, Cincinnati, Sacramento, Columbus and two television stations, one located in Tampa and one in Cincinnati. The Company consummated the Citicasters merger for an approximate aggregate value of $802.1 million, which included (i) the purchase of all outstanding shares of Citicasters common stock at $29.50 per share for approximately $624.5 million in cash, (ii) the assumption of Citicasters
9 3/4% notes ($125 million), (iii) the payoff of Citicasters outstanding bank loan ($20 million), and (iv) the issuance of warrants to purchase an aggregate of 4.4 million shares of common stock (valued at $26.5 million).

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


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)
                                          and
                                    CITICASTERS INC.
                                    (Co-Registrant)




DATED:  February 3, 1997      BY  /s/ R. Christopher Weber
                                  R. Christopher Weber,
                                  Senior Vice President and
                                  Chief Financial Officer

                                 (Duly Authorized Officer and
                                  Principal Financial and
                                  Accounting Officer of Registrant
                                  and Co-Registrant)