Form 10-K
period 1996-12-31
JACOR COMMUNICATIONS INC
filed 1997-03-28
CIK 702808

FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996
                               OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
                  Commission File No. 0-12404

                  JACOR COMMUNICATIONS, INC.

A Delaware Corporation            Employer Identification
No. 31-0978313

50 East RiverCenter Blvd. 12th Floor    Telephone (606) 655-2267
Covington, Kentucky  41011

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
            Common Stock, no par value
            Common Stock Purchase Warrants expiring September 18, 2001 Common Stock Purchase Warrants expiring February 27, 2002

Other securities for which reports are submitted pursuant to
Section 15(d) of the Act:   9 3/4% Senior Subordinated Notes due 2006
                            10 1/8% Senior Subordinated Notes due 2006
                            Liquid Yield Option Notes due 2011

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

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of February 28, 1997 was $632,466,454.
The number of common shares outstanding as of February 28, 1997 was 34,834,780.

There are 91 pages in this document.
The index of exhibits appears on page 74.

            Documents incorporated by Reference:
Portions of Registrant's definitive Proxy Statement to be filed during April 1997 in connection with the Annual
Meeting of Shareholders presently scheduled to be held on May 28, 1997 are incorporated by reference into Part III of this Form 10-K.


                 JACOR COMMUNICATIONS, INC.
                   INDEX TO ANNUAL REPORT
                        ON FORM 10-K





                                                       Page
Part I
  Item 1  Business                                      3
  Item 2  Properties                                   34
  Item 3  Legal Proceedings                            34
  Item 4  Submission of Matters to a Vote of
          Security Holders                              *

Part II
  Item 5  Market for Registrant's Common Equity
          and Related Stockholder Matters              35
  Item 6  Selected Financial Data                      36
  Item 7  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   38
  Item 8  Financial Statements and Supplementary Data  46
  Item 9  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                    *

Part III
  Item 10 Directors and Executive Officers of the
          Registrant                                   46
  Item 11 Executive Compensation                       46
  Item 12 Security Ownership of Certain Beneficial
          Owners and Management                        46
  Item 13 Certain Relationships and Related
          Transactions                                 46

Part IV
  Item 14 Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                          71



*  The response to this Item is "none".


Item 1.  BUSINESS

Jacor Communications, Inc. ("Jacor" or the "Company") is a holding company engaged primarily in the radio broadcasting business. As of February 28, 1997, Jacor entities owned and/or operated 95 radio stations located across the United States in 21 broadcast areas: Los Angeles, Atlanta, Denver, San Diego, St. Louis, Cincinnati, Tampa, Portland, OR, Columbus, OH, Kansas City, MO, Jacksonville, Toledo, Lexington, Boise, Venice/Englewood, FL, Salt Lake City, Las Vegas, Louisville, Rochester, Charleston, SC, and Casper and one television station located in the Cincinnati broadcast area. Jacor also has joint sales agreements to sell advertising time for one station in Cincinnati, one station in Denver, one station in Salt Lake City and one station in Louisville. Jacor further provides programming for and sells air time to two stations in Baja California, Mexico pursuant to an exclusive sales agency agreement.

Jacor also has entered into agreements to acquire an additional 27 radio stations, which will expand its presence in Rochester, Lexington and Portland, and allow Jacor to enter the Des Moines, Cedar Rapids, Lima,
Sarasota/Bradenton, Santa Barbara and Fort Collins/Greeley broadcast areas.

Recently Completed Acquisitions and Dispositions.

In February 1996, Jacor entered into an agreement to acquire Citicasters Inc. ("Citicasters") now known as Jacor Communications Company ("JCC"), through a merger of a wholly owned Jacor subsidiary with and into Citicasters. Citicasters owned 19 radio stations, located in Atlanta, Phoenix, Tampa, Portland, Kansas City, Cincinnati, Sacramento, Columbus and two television stations, one located in Tampa and one in Cincinnati. The Citicasters merger enhanced Jacor's existing station portfolios in Atlanta, Tampa and Cincinnati and created new multiple radio station platforms in Phoenix, Portland, Kansas City, Sacramento and Columbus. Jacor consummated the Citicasters merger in September 1996 for an approximate aggregate value of $801.2 million, which included the purchase of all outstanding shares of Citicasters common stock, the assumption of Citicasters outstanding indebtedness and the issuance of warrants to purchase an aggregate of 4,400,000 shares of Jacor Common Stock at an exercise price of $28.00 per full share (the "Citicasters Warrants"). In order to complete the Citicasters merger, Jacor agreed with the Antitrust Division to divest WKRQ-FM in Cincinnati no later than February 1997 (See "Pending Transactions" below).

Also, in February 1996, Jacor entered into an agreement to acquire Noble Broadcast Group, Inc. ("Noble"), which owned ten radio stations serving Denver, St. Louis and Toledo, and the right to provide programming to and sell the air time for one AM and one FM station located in Baja California, Mexico. The Noble acquisition enhanced Jacor's existing portfolio in Denver where it now owns eight stations, in addition to creating new multiple station platforms in St. Louis and Toledo. Jacor consummated the Noble acquisition in July 1996 for an aggregate consideration of approximately $160 million in cash.

In February 1996, Jacor sold the business and certain operating assets of radio stations WMYU-FM and WWST-FM in Knoxville. Jacor received approximately $6.5 million in cash for this sale, generating a gain of approximately
$2.5 million. In March 1996, Jacor entered into an agreement for the sale of the assets of WBRD-AM in Tampa for approximately $0.5 million in cash. The sale of WBRD-AM was completed in June 1996.

In March 1996, Jacor entered into an agreement to acquire the FCC licenses of WCTQ-FM and WAMR-AM in Venice, Florida and to purchase certain real estate and transmission facilities necessary to operate the stations. In June 1996, Jacor consummated this acquisition for a purchase price of approximately $4.4 million.

In June 1996, Jacor entered into an agreement to acquire the FCC licenses of WLAP-AM,WMXL-FM and WWYC-FM servicing
Lexington, Kentucky and to purchase real estate and transmission facilities necessary to operate the stations.
In August 1996, Jacor consummated this acquisition for a purchase price of approximately $14 million.

Also, in June 1996, Jacor agreed to finance the purchase by Critical Mass Media, Inc. ("CMM") of a 40% interest in a newly formed limited liability company that agreed to purchase for approximately $0.5 million the assets of Duncan American Radio, Inc. CMM is a marketing research and radio consulting business which is owned by a limited partnership of which Jacor is the 5% general partner and a corporation wholly owned by Randy Michaels, the Chief Executive Officer of Jacor, is the 95% limited partner. This transaction was completed by Jacor in June 1996.

In August 1996, Jacor entered into agreements with Sarasota-Charlotte Broadcasting Corporation to acquire certain assets, a construction permit and related real estate for unconstructed radio station WEDD-FM in Englewood, Florida for an aggregate of $0.8 million. Jacor completed this transaction in February 1997.

In September 1996, Jacor entered into a binding agreement with a subsidiary of Gannett Co., Inc. ("Gannett") to effect an exchange of Jacor's Tampa television station, WTSP-TV, acquired by Jacor in the Citicasters merger, for six of Gannett's radio stations (the "Gannett Exchange"). The stations Jacor acquired are KIIS-FM and KIIS-AM in Los Angeles, KSDO-AM and KKBH-FM in San Diego and WUSA-FM and WDAE-AM in Tampa-St. Petersburg. The Company has renamed WUSA-FM to WAKS-FM, as Gannett retained the WUSA-FM call letters. The Gannett Exchange enhanced Jacor's existing station portfolios in San Diego and Tampa and created a new multiple radio station platform in the Los Angeles broadcast area. In connection with the closing of the Gannett Exchange, Jacor and Gannett agreed that they will value the exchanged assets at $170.0 million for tax purposes. Jacor believes that this transaction constituted a tax-free like-kind exchange.

In October 1996, the Company entered into a definitive merger agreement to acquire Regent Communications, Inc.
("Regent") through a merger of Regent with and into the Company. Regent owned, operated or represented 19 radio stations located in Kansas City, Salt Lake City, Las Vegas,
Louisville and Charleston.  During February 1997, the
Company consummated the Regent merger for the approximate aggregate value of $185 million, which included (i) the issuance of approximately 3.55 million shares of Jacor common stock valued at $105.9 million, (ii) the issuance of warrants to acquire 500,000 shares of the Company's common stock at $40 per share valued at $5 million and (iii) the assumption of approximately $6 million of debt and other liabilities and $68 million in cash.

In October 1996, Jacor entered into a binding agreement with Clear Channel Radio, Inc. ("Clear Channel") to purchase KTWO-AM, KMGW-FM and the Wyoming Radio Network in Casper, Wyoming for a purchase price of $1.9 million. In December 1996, Jacor and Clear Channel consummated the transaction. Also, in October 1996, Jacor entered into a binding agreement with Colfax Communications, Inc. ("Colfax") to acquire KIDO-AM and KLTB-FM in Boise, Idaho and KARO-FM in Caldwell, Idaho for a purchase price of $11.0 million. Jacor and Colfax consummated the transaction in January 1997.

Also in October 1996, the Company entered into a binding agreement with Palmer Broadcasting Limited Partnership whereby the Company would acquire the FCC licenses and assets of WHO-AM and KLYF-FM in Des Moines and WMT-AM and WMT-FM in Cedar Rapids for a purchase price of $52.5 million in cash. The Company consummated this transaction in March 1997.

Pending Transactions.

In May 1996, the Company entered into an agreement with Enterprise Media of Toledo, L.P. to acquire the FCC licenses of WIOT-FM and WCWA-AM in Toledo, Ohio and to purchase real estate and transmission facilities necessary to operate the stations. The purchase price for the assets is $13.0 million which amount has been placed in escrow pending the closing of the transaction.

In July 1996, Jacor entered into an agreement with New Wave Communications, L.P. and New Wave Broadcasting, Inc. (collectively "New Wave") to acquire the FCC licenses of WSPB-AM, WSRZ-FM and WYNF-FM in Sarasota, Florida and to purchase leasehold interests in real estate and transmission facilities necessary to operate the stations (the "New Wave Transaction"). The purchase price for the assets is $12.5 million, subject to a maximum purchase price of $15.0 million based upon the timing of the closing.

In October 1996, Jacor also entered into binding agreements with Par Broadcasting Company, Inc. and Par Broadcasting Company (collectively, "Par") to purchase four radio stations in San Diego,
KOGO-AM, KCBQ-AM, KIOZ-FM and KKLQ-FM, for $72.0 million in cash (the "Par Transaction") and with Entertainment Communications, Inc. ("Entercom") to sell two radio stations in Sacramento, KSEG-FM and KRXQ-FM, for $45.0 million in cash (the "Entercom Transaction"). Although these transactions are not directly contingent upon each other, Jacor anticipates that these transactions will occur in a manner that permits the transactions to be treated as a tax-free like-kind exchange. Jacor received early termination of the HSR Act waiting period with respect to the Par Transaction on January 28, 1997. The HSR Act waiting period with respect to the Entercom Transaction expired on December 1, 1996, and the FCC staff granted its initial approval of the Entercom Transaction on January 7, 1997. Jacor has entered into a time brokerage agreement with Entercom such that Entercom commenced the activities contemplated by the time brokerage agreement with regard to the Sacramento stations on January 1, 1997. Par has entered into a time brokerage agreement with Jacor such that Jacor may commence the activities contemplated by the time brokerage agreement with regard to the San Diego stations prior to the consummation of the Par Transaction.

In October 1996, Jacor entered into a binding agreement with Nationwide Communications, Inc. ("Nationwide") whereby Jacor will exchange the assets of its two radio stations in Phoenix, KSLX-AM and KSLX-FM, for the assets of Nationwide's two radio stations in San Diego, KGB-FM and KPOP-AM (the "Nationwide Exchange"). The assets to be exchanged are valued by Jacor and Nationwide at approximately
$45.0 million. Jacor anticipates that this transaction will constitute a tax-free like-kind exchange. Jacor has entered into a time brokerage agreement with Nationwide such that prior to the consummation of the Nationwide Exchange Nationwide may commence the activities contemplated by the time brokerage agreement with regard to the Phoenix stations, and Jacor may commence the activities contemplated by the time brokerage agreement with regard to the San Diego stations. The FCC staff granted its initial approval of the Nationwide Exchange on December 23, 1996. A timely filed Petition for Expedited Limited Reconsideration was filed at the FCC concerning the transaction by Compass Radio of San Diego, Inc., the licensee of KXST-FM, Oceanside, California. Such filing stays the occurrence of a final order. Jacor received early termination of the HSR Act waiting period with respect to the Nationwide Exchange on January 23, 1997. Jacor has also entered into a letter of intent to sell KCBQ-AM in San Diego, upon its acquisition from Par, to JS Communications, Inc. An FCC application for the assignments of KCBQ-AM to JS Communications, Inc. was filed in February 1997. No binding agreement has yet been entered into with JS Communications, Inc. Together, the Par Transaction, the Nationwide Exchange and the contemplated sale of KCBQ-AM will enhance Jacor's existing radio station portfolio in San Diego, where Jacor will then own eight stations.

In November 1996, Jacor entered into a binding agreement with Stanford Capital Communications, Inc. ("Stanford") to acquire the FCC licenses and operating assets of radio stations WKQQ-FM in Lexington, Kentucky and WXZZ-FM and WTKT-AM in Georgetown, Kentucky (the "Stanford Transaction"). The purchase price for the assets is $24.0 million in cash, of which $1.2 million has been placed in escrow pending the closing of the transaction. In addition, Jacor was assigned an option to purchase certain real estate for $0.1 million in cash. The Stanford Transaction is contingent upon the successful closing of Stanford's agreement to purchase WKQQ-FM, WXZZ-FM and WTKT-AM from Village Communications, Inc. ("Village"). Stanford has assigned to Jacor its rights under a time brokerage agreement with Village such that Jacor will commence the activities contemplated by the time brokerage agreement upon the expiration or termination of the applicable waiting period under the HSR Act. FCC applications were filed in December 1996.

In December 1996, Jacor entered into four separate binding agreements with unaffiliated parties whereby Jacor will acquire the FCC licenses and assets of a total of six radio stations. Jacor will acquire (i) WAZU-FM (formerly WAHC-FM), licensed to Circleville, Ohio, and WHQK-FM (formerly WAKS-FM), licensed to Marysville, Ohio, from Tel Lease, Inc.; (ii) KGLL-FM in Greeley, Colorado from Duchossois Communications Company of Colorado, Inc. (the "Duchossois Transaction"); (iii) KCOL-AM and KPAW-FM in Fort Collins, Colorado from University Broadcasting Company, L.P. (the "University Transaction"); and (iv) WJCM-AM in Sebring, Florida from Rumbuat Management, Inc. Jacor intends to relocate WJCM-AM. The aggregate purchase price for the six radio stations is approximately $15.7 million, of which approximately $4 million has been placed in escrow pending the closing of the transactions. The closing of each of the Duchossois Transaction and the University Transaction is contingent upon the closing of the other of such two transactions. An objection was filed at the FCC concerning the University Transaction. The FCC will make a determination on the objection prior to or contemporaneously with its action on the assignment application for the University Transaction. Jacor has entered into a time brokerage agreement with Tel Lease, Inc. such that Jacor commenced the activities contemplated by the time brokerage agreement with regard to WAZU-FM and WHQK-FM on December 7, 1996. FCC applications for these transactions were filed in December 1996 and January 1997, respectively.

Also in December 1996, Jacor entered into a binding agreement with American Radio Systems Corporation and
American Radio Systems License Corp. (together, "ARS") whereby Jacor will exchange the assets of WKRQ-FM, licensed to Cincinnati, for the assets of WVOR-FM, WHAM-AM and WHTK-AM, licensed to Rochester, New York, and an option to purchase WNVE-FM, licensed to South Bristol, New York, from
The Great Lakes Wireless Talking Machine, LLP ("Great
Lakes") (the "ARS Transaction"). Jacor anticipates that the transfer of assets will constitute a tax-free like-kind exchange. FCC applications were filed with respect to this exchange in January 1997. The antitrust division has consented to closing this transaction and we anticipate it will close during the second quarter of 1997.

In January 1997, Jacor entered into three separate binding agreements with entities affiliated with James E. Champlin whereby Jacor will acquire the FCC licenses and assets of four radio stations. Jacor will acquire (i) WLKT-FM, licensed to Lexington, Kentucky; (ii) WLRS-FM, licensed to Louisville, Kentucky and (iii) WMCC-FM and WLOC-AM, licensed to Munfordville, Kentucky. The aggregate purchase price for the four radio stations is $10.5 million. FCC applications were filed in January 1997. Also in January 1997, Jacor entered into a binding agreement to acquire (i) WIMA-AM and WIMT-FM, licensed in Lima, Ohio; (ii) WBUK-FM, licensed to Ft. Shawnee, Ohio; and (iii) the construction permit for WLVZ-FM, licensed to St. Marys, Ohio, from Lima Broadcasting Co. for an aggregate purchase price of $6.5 million. Jacor also exercised the option acquired in the ARS Transaction to purchase WNVE-FM, licensed to South Bristol, New York, and entered into a binding agreement to acquire WNVE-FM from Great Lakes for $5.5 million. An FCC application for the WNVE-FM assignment was filed in January 1997.

In February 1997, the Company entered into an agreement to purchase the assets of WMAX-FM, licensed to Irondequoit, New York, WMHX-FM, licensed to Canandaigua, New York and WRCD-FM licensed to Honeoye Falls, New York for $7.0 million from Auburn Cablevision, Inc.

In March 1997, the Company entered into an agreement to purchase the assets of KOTK-AM, Portland for $8.3 million from EXCL Communications, Inc.

In March 1997, the Company entered into an agreement to purchase the assets of KQSB-AM and KTYD-FM in Santa Barbara, California and KSBL-FM in Carpinteria, California for $15 million.

All of the Pending Transactions are subject to various conditions, including approval by the FCC.

Business Strategy

Jacor's strategic objective is to be a leading radio broadcaster in each of its broadcast areas. Jacor intends to acquire individual radio stations or radio groups that strengthen its strategic position and that maximize the operating performance of its broadcast properties.
Specifically, Jacor's business strategy centers upon:

Revenue Leadership. Jacor strives to maximize the audience ratings in each of its broadcast areas in order to capture the largest share of the radio advertising revenue and attract advertising away from other media in that broadcast area. Jacor focuses on those locations where it believes it has the potential to be a leading radio group. By operating multiple radio stations in its broadcast areas, Jacor is able to operate its stations at lower costs, supply more diverse programming and provide advertisers with the greatest access to targeted demographic groups.

Acquisition and Development of Broadcast Properties.
Jacor's acquisition strategy focuses on acquiring both developed, cash flow producing stations and underdeveloped "stick" properties (i.e., stations with insignificant ratings and little or no positive broadcast cash flow) that complement its existing portfolio and strengthen its overall strategic position. Jacor has been able to improve the ratings of "stick" properties with increased marketing and focused programming that complements its existing radio station formats. Additionally, Jacor increases the revenues and cash flow of "stick" properties by encouraging advertisers to buy advertising in a package with its more established stations. Jacor may enter new locations through acquisitions of radio groups that have multiple station ownership in their respective broadcast areas. Jacor may also seek to acquire individual stations in new locations that it believes are fragmented and where a revenue-leading position can be created through additional acquisitions. Jacor may exit locations it views as having limited strategic appeal by selling or exchanging existing stations for stations in other locations where Jacor operates, or for stations in new locations.

Additionally, Jacor may enter new locations situated near Jacor's core broadcast areas. Jacor believes that it will be able to leverage the costs associated with the delivery of high quality, high cost programming of topical interest throughout these geographical regions, which programming would not otherwise be economically viable in such smaller broadcast areas. Utilizing this strategy, Jacor has recently entered into agreements or closed transactions to acquire radio stations in Venice/Englewood, Florida; Louisville, Kentucky; Lexington, Kentucky; Sarasota/Bradenton, Florida; Casper, Wyoming; Fort Collins/Greeley, Colorado and Lima, Ohio.

Diverse Format Expertise. Jacor management has developed programming expertise over a broad range of radio formats. This management expertise enables Jacor to specifically tailor the programming of each station in a broadcast area in order to maximize Jacor's overall strategic position. Jacor utilizes sophisticated research techniques to identify opportunities within each broadcast area and programs its stations to provide complete coverage of a demographic or format type. This strategy allows Jacor to deliver highly effective access to a target demographic and to capture a higher percentage of advertising revenues.

Distinct Station Personalities. Jacor engages in a number of creative programming and promotional efforts designed to create listener loyalty and station brand awareness. Through these efforts, management seeks to cultivate a distinct personality for each station based upon the unique characteristics of each broadcast area. Jacor hires dynamic on-air personalities for key morning and afternoon "drive times" and provides comprehensive news, traffic and weather reports to create active listening by the audience. This commitment to "foreground" or "high impact" programming has successfully generated significant audience share.

One of the methods Jacor utilizes to develop the personality of its AM radio stations is by broadcasting professional sporting events and related programming. Currently, Jacor has the broadcast rights for the Cincinnati Reds, Colorado Rockies, Denver Broncos, Los Angeles Kings, Portland Trail Blazers, San Diego Chargers and Tampa Bay Devil Rays.
During 1997, Jacor entered into an agreement to broadcast the Los Angeles Dodgers on KIIS-AM beginning in 1998.
Sports broadcasting serves as a key "magnet" for attracting audiences to a station and then introducing them to other programming features, such as local and national news, entertaining talk, and weather and traffic reports.

Strong AM Stations. Jacor is an industry leader in successfully operating AM stations. While many radio groups primarily utilize network or simulcast programming on their AM stations, Jacor also develops unique programming for its AM stations to build strong listener loyalty and awareness. Utilizing this operating focus and expertise, Jacor has developed its AM stations in Denver and Cincinnati into the revenue and ratings leaders among both AM and FM stations in their respective broadcast areas. Jacor's targeted AM programming adds to Jacor's ability to increase its revenues and results in more complete coverage of the listener base.

Although the cost structure of a large-scale AM station generally results in lower operating margins than typical music-based FM stations, the majority of Jacor's AM stations generate substantial levels of broadcast cash flow. Historically, most other radio broadcast companies have not focused on their AM operations to the same extent as Jacor. Accordingly, most of the AM stations to be acquired meaningfully underperform Jacor's AM stations, and management believes such stations have the potential to generate significant incremental cash flow.

Powerful Broadcast Signals. A station's ability to maintain a leadership position depends in part upon the strength of its broadcasting delivery system. A powerful broadcast signal enhances delivery range and clarity, thereby influencing listener preference and loyalty. Many of Jacor's stations' broadcasting signals are among the strongest in their respective broadcast areas, reinforcing its leadership position. Jacor opportunistically upgrades the power and quality of the signals of stations it acquires. Following the consummation of the Pending Transactions, Jacor expects that relatively inexpensive technical upgrades in certain broadcast areas will provide for significantly greater signal presence.

Radio Station Overview

The following table and the accompanying footnotes set forth certain information regarding the 123 radio stations that will be owned and/or operated by Jacor upon completion of the Pending Transactions.

                                                                                    Target
                                        1995 Combined                            Demographic
Broadcast             Pending           Radio Revenue                  Target      Share %/
Area/Station         Acquisition (P)        Rank         Format     Demographic       Rank
Los Angeles                                  5
 KIIS-FM                                              Contemporary  Adults 18-34    4.5/6
                                                      Hit Radio
 KIIS-AM                                              Contemporary  Adults 18-34      -
                                                      Hit Radio

Atlanta                                      1
 WPCH-FM                                              Adult         Women 25-54     9.2/3
                                                      Contemporary
 WGST-AM/FM(1)                                        News Talk     Men 25-54       5.0/8
 WKLS-FM                                              Album-        Men 18-34      13.0/1
                                                      Oriented Rock

Denver (2)                                   1
 KOA-AM                                               News Talk     Men 25-54      10.9/2
 KRFX-FM                                              Classic Rock  Men 25-54      12.4/1
 KBPI-FM                                              Rock          Men 18-34      13.4/2
                                                      Alternative
 KTLK-AM                                              Talk          Adults 35-64    2.4/13
 KHIH-FM                                              Jazz          Adults 25-54    4.9/8
 KHOW-AM                                              Talk          Adults 25-54    2.2/13
 KBCO-AM                                              Talk          Adults 25-54       -
 KBCO-FM                                              Album         Adults 25-54    5.7/7
                                                      Oriented Rock
San Diego (3)(4)(8)                          1
 KHTS-FM                                              Rhythmic Hits Adults 18-34    2.5/11
 KSDO-AM                                              News Talk     Men 25-54       4.5/8
 KKBH-FM                                              Adult         Women 25-54     2.8/9
                                                      Contemporary
 KOGO-AM                 P                            Talk          Adults          1.4/22
 KKLQ-FM                 P                            Contemporary  Adults 18-34    4.0/7
                                                      Hit Radio
 KIOZ-FM                 P                            Album         Men 18-34       7.9/3
                                                      Oriented Rock
 KGB-FM                  P                            Classic Rock  Men 25-54       5.9/1
 KPOP-AM                 P                            Nostalgia     Adults 35-64    1.5/20

St. Louis                                    5
 KMJM-FM                                              Urban Adult   Adults 25-54    5.3/6
                                                      Contemporary
 KATZ-FM                                              Black Oldies  Adults 25-54    2.1/16
 KATZ-AM                                              Urban Talk    Adults 35-64    1.6/19

Cincinnati (2)(4)                            1
 WLW-AM                                               News Talk     Men 25-54      13.5/2
 WEBN-FM                                              Album         Men 18-34      28.2/1
                                                      Oriented Rock
 WOFX-FM                                              Classic Rock  Men 25-54       5.7/5
 WCKY-AM                                              Talk          Adults 35-64    6.8/4
 WWNK-FM                                              Adult         Women 25-54     5.8/5
                                                      Contemporary
 WAQZ-FM                                              Alternative   Adults 18-34    4.0/9
 WSAI-AM                                              Nostalgia     Adults 35-64    2.8/13

Tampa                                        1
 WFLA-AM                                              News Talk     Adults 35-64    6.6/5
 WFLZ-FM                                              Contemporary  Adults 18-34   15.2/1
                                                      Hit Radio
 WDUV-FM                                              Beautiful/EZ   Adults 35+      9.4/1
 WXTB-FM                                              Album          Men 18-34     19.2/1
                                                      Oriented Rock
 WTBT-FM                                              Classic Rock  Men 18-34       5.3/6
 WAKS-FM (5)                                          Hot Adult     Women 18-34    10.3/2
                                                      Contemporary
 WDAE-AM                                              Hot Adult     Women 18-34       -
                                                      Contemporary

Portland                                     1
 KEX-AM                                               News Talk     Adults 35-64    5.3/6
 KKCW-FM                                              Adult         Women 25-54    12.1/1
                                                      Contemporary
 KKRZ-FM                                              Contemporary  Women 18-34    14.6/1
                                                      Hit Radio
 KOTK-AM                 P                            Talk          Adults 35-64    2.2/13

Columbus                                     1
  WTVN-AM                                             Adult Talk/    Adults 35/64    8.3/3
                                                      Contemporary
 WLVQ-FM                                              Album         Men 18-34      13.0/2
                                                      Oriented Rock
 WZAZ-FM                                              Alternative   Adults 18-34     -
 WLOH-AM                                              Nostalgic     Adults 35-64     -
 WHQK-FM                 P                            Country       Adults 25-54     -
 WAZU-FM                 P                            Rock          Men 18-34        -
 WHOK-FM                                              Country       Adults 25-54    3.2/10

Kansas City                                  1
  WDAF-AM                                             Country       Adults          7.7/3
 KYYS-FM                                              Album         Men 18-34      11.4/3
                                                      Oriented Rock
 KMXV-FM                                              Contemporary  Adults 18-34    9.1/4
                                                      Hit Radio
 KUDL-FM                                              Adult         Women 25-54     8.9/1
                                                      Contemporary

Salt Lake City (2)                           1
 KALL-AM                                              Talk          Adults 35-64    5.5/5
 KODJ-FM                                              Oldies        Women 25-54    10.9/2
 KKAT-FM                                              Country       Adults 25-54    4.8/7
 KURR-FM                                              New Rock      Men 18-34       5.5/5
 KZHT-FM                                              Contemporary  Women 18-34     5.3/8

Las Vegas                                    1
 KFMS-FM                                              Country       Adults 25-54    6.2/4
 KWNR-FM                                              Country       Adults 25-54    7.5/1
 KBGO-FM                                              Oldies        Women 25-54     4.6/8
 KSNE-FM                                              Adult         Women 25-54    10.8/1
                                                      Contemporary
Louisville (2)                               2
 WDJX-FM                                              Contemporary  Adults 18-34   11.6/2
                                                      Hit Radio
 WFIA-AM                                              Religion      Adults 25-54      -
 WVEZ-FM                                              Adult         Women 25-54     7.7/2
                                                      Contemporary
 WSFR-FM                                              Classic Rock  Men 25-54       6.4/4
 WLRS-FM                 P                            Adult         Women 25-54     4.4/11
                                                      Contemporary

Jacksonville                                 2
 WJBT-FM                                              Urban         Adults 18-34   10.5/3
 WQIK-FM                                              Country       Adults 25-54    9.5/2
 WSOL-FM                                              Adult Urban   Adults 25-54    5.6/8
 WZAZ-FM                                              Urban Talk    Adults 35-64    2.9/12
 WJGR-AM                                              Talk          Adults 25-54    0.9/18

Rochester                                    2
 WVOR-FM                 P                            Adult         Adults 25-54    9.1/4
                                                      Contemporary
 WHAM-AM                 P                            News Talk     Adults 25-54    8.7/3
 WHTK-AM                 P                            Talk          Adults 35-64    1.2/14T
 WNVE-FM                 P                            New Rock      Men 18-34        -
 WMAX-FM                 P                            Alternative   Adults 18-34    4.1/9
 WMHX-FM                 P                            Alternative   Adults 18-34      -
 WRCD-FM                 P                            New Adult     Adults 25-54     .9/15
                                                      Contemporary

Des Moines                                   1
 WHO-AM                                               News Talk     Men 25-54       17.7/1
 KLYF-FM                                              Adult         Women 25-54    11.5/2
                                                      Contemporary

Toledo                                       1
 WSPD-AM                                              News Talk     Adult 35-64     7.4/5
 WVKS-FM                                              Contemporary  Adults 18-34   17.4/1
                                                      Hit Radio
 WRVF-FM                                              Adult         Women 25-54    12.2/3
 WIOT-FM                 P                            Album         Men 18-34      21.5/1
                                                      Oriented Rock
 WCWA-AM                 P                            Nostalgia     Adults 35-64    2.5/10

Lexington                                    1
 WMXL-FM                                              Hot Adult     Women 18-34    13.9/3
 WWYC-FM                                              Country       Adults          7.9/4
 WLAP-AM                                              Sports        Men 25-54       2.5/10
 WKQQ-FM                 P                            Album         Men 18-34      24.5/1
                                                      Oriented Rock
 WXZZ-FM                 P                            Rock          Men 18-34      11.8/2T
                                                      Alternative
 WTKT-AM                 P                            Rhythm and    Adults 35-64    2.6/11
                                                      Blues
 WLKT-FM                 P                            Contemporary  Adults 18-34      -
                                                      Hit Radio

Charleston, S.C.                             2
 WEZL-FM                                              Country       Adults 25-54    9.0/1
 WXLY-FM                                              Oldies        Women 25-54     8.7/1

Boise (6)                                    2
 KIDO-AM                                              News Talk     Adults 25-54    8.1/2
 KARO-FM                                              Clasic Rock   Men 25-54       4.8/7
 KLTB-FM                                              Oldies        Adults 25-54    5.8/6

Cedar Rapids (6)                             1
 WMT-AM                                               Full Service  Adults 35-64   11.3/4
 WMT-FM                                               Adult         Women 25-54    17.7/3
                                                      Contemporary

Sarasota/Bradenton (6)                       1
 WSRZ-FM                 P                            Oldies        Women 25-64     7.1/2
 WYNF-FM                 P                            Classic Rock  Men 25-54      11.1/1
 WSPB-AM                 P                            Business News Men 35-64        -

Casper (6)                                   3
 KTWO-AM                                              Full Service/ Adults 35-64   14.6/3
                                                      Country
 KMGW-FM                                              Adult         Women 25-54    12.0/2
                                                      Contemporary

Fort Collins/Greely (7)                     N/A
 KCOL-AM                 P                            News Talk     Adults 35-64      -
 KPAW-FM                 P                            Oldies/Adult  Adults 25-54      -
                                                      Contemporary
 KGLL-FM                 P                            Country       Adults 25-54      -

Lima, Ohio (6)                               1
 WIMA-AM                 P                            News Talk     Adults 35-64    7.4/3
 WIMT-FM                 P                            Country       Adults 25-54   19.8/1
 WBUK-FM                 P                            Oldies        Adults 25-54   10.3/3(T)
  WLVZ-FM (9)             P                               -                 -        -

Venice/Englewood (7)(8)                     N/A
 WAMR-AM                                              Talk          Adults 25-54      -
 WCTQ-FM                                              Country       Adults 25-54      -
  WEDD-FM (9)                                             -                 -        -

Santa Barbara
 KTYD-FM                 P                   2        Rock          Adults 18-34    4.9/6
 KQSB-AM                 P                            Talk          Adults 35-64    3.4/9
 KSBL-FM                 P                            Adult         Adults 25-54   10.2/1
                                                      Contemporary

___________
[FN]

(1) Jacor provides programming and sells air time for the FM station pursuant to a TBA.

(2)  Excludes stations WAZU-AM in Cincinnati, KTCL-FM in
     Denver, WSJW-FM in Louisville and KBKK-FM in Salt Lake
     City for which Jacor sells advertising time pursuant to JSAs.

(3) Excludes XTRA-FM and XTRA-AM, stations Jacor provides programming to and sells air time for under an exclusive sales agency agreement.

(4) Excludes KCBQ-AM in San Diego and WKRQ-FM in Cincinnati which the Company will divest (see "Pending
     Transactions").

(5)  WAKS-FM was formerly known as WUKS-FM and WUSA-FM.
     Jacor acquired the licenses and operating assets of WUSA-FM in the Gannett Exchange while Gannett retained the call letters.

(6)  Share and rank information is derived from the Spring
     1996 Arbitron.

(7)  The Fort Collins/Greeley, Co. and Venice/Englewood, Fl.
     broadcast areas do not have Arbitron ranks.

(8) Jacor also owns or has the right to purchase two insignificant stations in Munfordville, Ky. and one each in Sebring, Fl. and Morro Bay, Ca.

(9) WEDD-FM and WLVZ-FM are unconstructed stations and, as such, are not yet operating.

All rankings by revenue or billings that are contained in the above table are based on 1995 information contained in Duncan's Radio Market Guide (1996 ed.), Duncan's American Radio (Small Market Edition 1996), Duncan's American Radio (Spring 1996). Duncan's Radio Group Directory (1996-1997 ed.) and/or Broadcast Investment Analyst: Radio '96 Market Report. All information concerning ratings and audience listening information is derived from the Spring 1996 Arbitron Metro Area Ratings Survey (the "Spring 1996 Arbitron") and the Summer 1996 Arbitron Metro Area Ratings Survey (the "Summer 1996 Arbitron"). A Jacor affiliate owns a 40% interest in a limited liability company that purchased the assets formerly owned by Duncan American Radio, Inc.

Television

Jacor owns a television station in the Cincinnati broadcast area where it currently owns and operates multiple radio stations. By operating a television station in the broadcast area where Jacor has a significant radio presence, Jacor expects to realize significant operating efficiencies including shared news departments and reduction of administrative overhead. Jacor currently operates this television station under a temporary waiver of an FCC rule that restricts ownership of television and radio stations in the same market. This waiver will continue until at least six months after the FCC completes a pending rulemaking proceeding in which it is considering whether to substantially liberalize this rule.




     The following table sets forth certain information regarding the Cincinnati television station and the broadcast area in which it operates:

                 National      TV
                 Broadcast Households            Adults               Cable
  Broadcast        Area     in DMA(1)    TV       Aged             Subscriber   Network
Area/Station      Rank(1)    (000s)  Households  25-54  VHF   UHF      %      Affiliation
                                                       Commercial
                                                       Stations in
                                                        Broadcast
                                      Station Rank (1)    Area
Cincinnati/WKRC     29        793         3        1T    3     2       61         CBS





___________
[FN]

(1)  Rankings for Designated Market Area ("DMA"), 6:00 a.m. to
     2:00 a.m., Sunday-Saturday for "TV Households" and "Adults aged 25-54." "T" designates tied. This market information is from Nielsen.


Advertising

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product ("GNP"). Advertising revenue has risen more rapidly during the past 10 years than either inflation or the GNP. Total advertising revenue in 1996 of $11.3 billion, as reported by the Radio Advertising Bureau, was its highest level in the industry's history.

During the year ended December 31, 1996, approximately 80% of Jacor's broadcast revenue (adjusted to include the effect of Jacor's acquisitions), would have been generated from the sale of local advertising and approximately 20% from the sale of national advertising. Jacor believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by Jacor's radio stations are based primarily on (i) the station's ability to attract an audience in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station at various times), (ii) the number of stations in the market that compete for the same demographic group, (iii) the supply of and demand for radio advertising time and (iv) the supply and pricing of alternative advertising media.


Jacor emphasizes an aggressive local sales effort because local advertising represents a large majority of Jacor's revenues. Jacor's local advertisers include automotive, retail, financial institutions and services and health care. Each station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertisers. Jacor pays a higher commission rate to the sales staff for generating direct sales because Jacor believes that through a strong relationship directly with the advertiser, it can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product. Jacor employs personnel in each market to produce commercials for the advertisers. National advertising sales for most of Jacor's stations are made by Jacor's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

Jacor believes that sports broadcasting, absent unusual circumstances, is a stable source of advertising revenues. There is less competition for the sports listener, since only one radio station can offer a particular game. In addition, due to the higher degree of audience predictability, sports advertisers tend to sign contracts which are generally longer term and more stable than Jacor's other advertisers. Jacor's sales staffs are particularly skilled in sales of sports advertising.

According to the Radio Advertising Bureau Radio Marketing Guide and Fact Book for Advertisers, 1995-1996, each day, radio reaches approximately 76.5% of all Americans over the age of 12. More than one-half of all radio listening is done outside the home, in contrast to other advertising mediums, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 20 minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 85% of people over 12 years of age and, as a result, radio advertising sold during this period achieves premium advertising rates.

Jacor believes operating multiple stations in a market gives it significant opportunities in competing for advertising dollars. Each multiple station platform better positions Jacor to access a significant share of a given demographic segment making Jacor stations more attractive to advertisers seeking to reach that segment of the population.

Competition; Changes in the Broadcasting Industry

The radio broadcasting industry is a highly competitive business. The success of each of Jacor's stations will depend significantly upon its audience ratings and its share of the overall advertising revenue within its market. Jacor's stations will compete for listeners and advertising revenue directly with other radio stations as well as many other advertising media within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent that appeals to a particular demographic group. By building in each of its markets a strong listener base comprised of a specific demographic group, Jacor will be able to attract advertisers seeking to reach those listeners.

In addition to management experience, factors which are material to competitive position include the station's rank among radio stations in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area, and other advertising media in that market. Jacor attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the FCC's policies and rules permit increased joint ownership and joint operation of local radio stations. Those stations taking advantage of these joint arrangements may in certain circumstances have lower operational costs and may be able to offer advertisers more attractive rates and services.

Jacor's audience ratings and competitive position will be subject to change, and any adverse change in a particular market could have a material adverse effect on the revenue of Jacor's stations in that market. Although Jacor believes that each of its stations will be able to compete effectively in the market, there can be no assurance that any one of its stations will be able to maintain or increase its current audience ratings and advertising revenue.

Although the radio broadcasting industry is highly competitive, some legal restrictions on entry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that can operate in a given market is limited by the availability of the FM and AM radio frequencies that the FCC will license in that market.

Jacor's stations also compete directly for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and the Internet and by digital audio broadcasting. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. Greater population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. Jacor also competes with other radio station groups to purchase additional stations.


The FCC has allocated spectrum for a new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. The FCC has proposed, but not yet adopted licensing and operating rules for DARS, so that the allocated spectrum is not yet available for service. Jacor cannot predict when and in what form such rules will be adopted. The FCC granted a waiver in September 1995 to permit one potential DARS operator to commence construction of a DARS satellite system, with the express notice that the FCC might not license such operator to provide DARS, nor would such waiver prejudge the ongoing rule making proceeding. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of band width for the AM band and will soon allocate frequencies in this new band to certain existing AM station licensees that applied for migration prior to the FCC's cut-off date. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station. None of the stations to be affiliated with the Company have sought authorizations for operations on the expanded AM band, because such signals operate at a lower power and have less coverage and thereby are not consistent with Jacor's strategic objectives.

Television stations compete for audiences and advertising revenues with radio and other television stations and multichannel video delivery systems in their market areas and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. Competition for sales of television advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various services, price, the time of day when the advertising is to be broadcast, competition from other television stations, including affiliates of other television broadcast networks, cable television systems and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict. Additional elements that are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of Federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcasting television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television ("DBS") entertainment services and multichannel multipoint distribution services ("MMDS").

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The Telecom Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems", each pursuant to different regulatory schemes. Jacor is unable to predict the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

Recent acquisitions of, or investments in, cable multiple-system operators ("MSOs") by local exchange carriers ("LECs") by Regional Bell Operating Companies ("RBOCs") in the United States, market tests by both LECs and cable MSOs in various states, and major infrastructure upgrades announced by both LECs and cable MSOs, presage major expansion of wired communications networks and consequently their capacities to deliver video programming. The Telecom Act repealed the "telephone company/cable television cross-ownership prohibition," thereby enabling LECs, including the RBOCs, to provide cable television service in their telephone service areas. LECs may not, however, acquire more than a 10 percent ownership interest in, or enter into joint ventures with, cable systems in their telephone service areas. The Telecom Act also gives LECs the option to provide video programming services over an open video system, or ("OVS"), in which programming on no more than one-third of the system's channels may be selected by the LEC or its affiliates. The OVS model may be attractive to LECs because it is not subject to many of the regulatory requirements applicable to traditional cable systems, such as the requirement to obtain a local cable television franchise. In addition, a number of LECs have announced their intention to provide video programming services over MMDS "wireless cable" systems.

In addition, the FCC authorizes DBS services throughout the United States. Currently, two FCC permittees, DirecTv and United States Satellite Broadcasting, provide subscription DBS services via high power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. Additional companies are expected to commence direct-to-home operations in the near future. DBS and MMDS, as well as other new technologies, will further increase competition in the delivery of video programming.

Jacor cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.


Federal Regulation of Broadcasting

The ownership, operation and sale of stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. On February 8, 1996, the President signed the Telecom Act. The Telecom Act, among other measures, directs the FCC to (a) eliminate the national radio ownership limits;
(b) increase the local radio ownership limits as specified in the Telecom Act; (c) issue broadcast licenses for periods of eight years; (d) eliminate the opportunity for the filing of competing applications against broadcast renewal applications; and
(e) modify the rules governing in-market radio-television ownership. Certain of these measures have been adopted by the FCC. Other provisions of the Telecom Act will be acted upon by the FCC through rule-making proceedings.

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

License renewals (expiring in 2003) were granted in 1996 for Jacor's Florida, Georgia, Iowa, South Carolina, Indiana, and certain of its Kentucky and Ohio radio stations. Presently pending are renewal applications for six of Jacor's Ohio radio stations, two St. Louis radio stations and four Kansas City radio stations. The six Ohio radio stations are subject to a petition challenging the renewal of their licenses and those of certain other broadcasters for alleged failure to comply with equal employment opportunity policies. Jacor has responded to that petition and anticipates obtaining license renewals for full terms for these Ohio stations. The applications for WFIA-AM and WDJX-FM, Louisville, are the subject of a petition to deny filed by a former employee against whom a non-compete provision was enforced. Renewal applications are presently pending for WCWA-AM and WIOT-FM, Toledo (also subject to a petition to deny on EEO grounds). Renewal applications will be filed in 1997 for the remainder of Jacor's station licenses that are currently due to expire in 1997 and for other stations to be acquired. Jacor does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

When the FCC considers a proposed transfer of control of an FCC licensee that holds multiple FCC licenses, some of which licenses are subject to pending renewal applications, the FCC's past policy has been either to defer action on the transfer application until the pending renewals have been granted or to grant the transfer application conditioned on the transfer not being consummated until the renewals have been granted. The FCC has recently modified that policy to provide that so long as there are no unresolved issues pertaining to the qualifications of the transferor or the transferee and so long as the transferee is willing to substitute itself as the renewal applicant, the FCC will grant a transfer application for a licensee holding multiple licenses and permit consummation of the transfer notwithstanding the pendency of renewal applications for one or several of the licensee's stations. To date, the FCC has not extended this policy to transactions where all the stations being sold are subject to renewal applications, such as involving WCWA-AM/WIOT-FM and the Palmer stations, and it is not expected that the FCC will allow the assignment of these stations to Jacor until the renewals for these stations are issued.

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

The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. Pursuant to the Telecom Act, the FCC revised its rules to increase the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. In addition, the FCC has a "cross interest" policy that may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station. The FCC is presently evaluating its cross-interest policy as well as policies governing attributable ownership interests. Jacor cannot predict whether the FCC will adopt any changes in these policies or, if so, what the new policies will be.

Under the current rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the foregoing benchmarks to 10% and 20%, respectively. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. Jacor cannot predict whether the FCC will adopt these or any other proposals.

Under current FCC rules, shareholders of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), if any, are considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross ownership limits. Other than Zell/Chilmark Fund L.P. (the holder of approximately 38.3% of Jacor's Common Stock), no individuals or entity has reported to the SEC that it has acquired 5% or more of the outstanding stock of Jacor; however certain qualified investors need not submit such a report until 45 days after the end of the calendar year. In the event that Jacor learns of a new attributable shareholder and if such shareholder holds interests that exceed the FCC limits on media ownership, Jacor has the corporate power to redeem stock of its shareholder to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties and alien ownership.

The rules also generally prohibit the acquisition of an ownership or control position in a television station and one or more radio stations serving the same market (termed the "one-to-a-market" rule). Current FCC policy looks favorably upon waiver requests relating to television and AM/FM radio combinations in the top 25 television markets where at least 30 separately owned broadcast stations will remain after the combination. One-to-a-market waiver requests in other markets, as well as those in the top 25 television markets that involve the combination of a television station and more than one same service (AM or FM) radio station, presently are evaluated by the FCC pursuant to a fact-based, five-part, case-by-case review. The FCC also has an established policy for granting waivers that involve "failed" stations. The FCC currently is considering changes to its one-to-a-market waiver standards in a pending rule-making proceeding. The FCC also plans to review and possibly modify its current prohibitions relating to ownership or control positions in a daily newspaper and a broadcast station in the same market. In conjunction with Jacor's acquisition of the Citicasters stations, the FCC granted Jacor's request for waivers of the one-to-a-market rule to permit common ownership of radio stations and a television station in each of Cincinnati and Tampa-St. Petersburg, subject to the outcome in the pending rule-making proceeding. The FCC waiver directed that should divestiture be required as a result of that rule-making proceeding, Jacor will be required to file an application for FCC consent to sell the necessary stations within six months from the release of the FCC order in the rule-making proceeding. The Company disposed of WTSP-TV, St. Petersburg in December 1996. The sale of that station rendered moot the one-to-a-market waiver granted Jacor for radio and television ownership in Tampa-St. Petersburg. There can be no assurance that the FCC will adopt a revised one-to-a-market policy in its rule-making proceeding that would permit the Company to continue to own WKRC-TV, Cincinnati, along with all of its current Cincinnati-area radio stations. If divestitures are required, there can be no assurance that Jacor would be able to obtain full value for such stations or that such sales would not have a material adverse impact upon Jacor's business, financial condition or results of operations. In such event, Jacor's intention would be to seek reconsideration and/or appellate court review of the FCC's decision.

Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should attribute non-voting stock, or perhaps non-voting stock interests when combined with other rights, such as voting shares or contractual relationships, along with its review of its other attribution policies. Jacor cannot predict whether the FCC will adopt these or other changes in its attribution policies.

Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives (collectively, "Aliens"). In addition, the Communications Act provides that no broadcast license may be held by any corporation of which more than one-fourth of the capital stock is owned of record or voted by Aliens, without an FCC public interest finding. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. No officers, directors or significant shareholders of Jacor are known by Jacor to be Aliens.

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

The regulatory changes have provided broadcast stations with increased flexibility to design their program formats and have provided relief from some record keeping and FCC filing requirements. However, licensees continue to be required to present programming that is responsive to significant community issues and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming have been considered by the FCC when evaluating licensee renewal applications and at other times.

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

Agreements With Other Broadcasters. Over the past several years a significant number of broadcast licensees, including certain of Jacor's subsidiaries, have entered into cooperative agreements with other stations in their market. These agreements may take varying forms, subject to compliance with the requirements of the FCC's rules and policies and other laws. One typical example is a TBA or LMA between two separately owned stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. Another is a JSA pursuant to which a licensee sells advertising time on both its own station or stations and on another separately owned station.

The FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains complete responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, personnel and programming) and complies with applicable FCC rules and with antitrust laws. At present, the FCC is considering whether it should treat as attributable multiple business arrangements among local stations, such as joint sales accompanied by debt financing. Jacor cannot predict whether the FCC would require the termination or restructuring of Jacor's JSAs or other arrangements in the future.

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

The current FCC rules prohibit combined local ownership or control of television stations with overlapping "Grade B" service contours (unless established waiver standards are met). An FCC rule-making proceeding is in process to determine whether to retain, modify or eliminate these local television ownership rules. The current FCC rules permit an entity to have an attributable interest in an unlimited number of television stations so long as such stations do not reach in the aggregate more than 35% of the national television audience. Additionally, the rules prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. As noted above, the radio/television one-to-a-market rule is under review and the FCC also plans to review and possibly modify its current broadcast/daily newspaper restriction. Pursuant to the Telecom Act, the FCC eliminated the restriction of network ownership of cable systems. The FCC will monitor the response to this change to determine if additional rule changes are necessary to ensure nondiscriminatory carriage and channel positioning of nonaffiliated broadcast stations by network-owned cable systems.

Presently, LMAs between television stations are not treated as attributable interests and there is no restriction on same-market television simulcasts. The FCC is considering in a pending rule-making proceeding whether to treat television LMAs similar to radio LMAs for multiple ownership rule purposes. Jacor's television station is not a participant in any LMAs.

On August 8, 1996, the FCC amended its rules implementing the Children's Television Act of 1990 (the "CTA") to establish for broadcast television renewal applications filed after August 31, 1997, a "processing guideline" of at least three hours per week of educational and informational programming for children. A television station will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA if it satisfied the processing guideline by broadcasting at least three weekly hours of "Core Programming," which is defined as education and informational programming that, among other things,
(a) has serving the educational and informational needs of children "as a significant purpose," (b) has a specified educational and informational objective and a specified target child audience, (c) is regularly scheduled, weekly programming,
(d) is at least 30 minute in length, and (e) airs between 7:00 a.m. and 10:00 p.m. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programing by demonstrating that it has aired a weekly package of different types of educational and informational programming that is at least equivalent to three hours of Core Programming. A licensee that does not meet the processing guideline under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licensee's compliance with CTA on the basis of both its programming and its other efforts related to children's educational and informational programming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license.

The FCC is conducting a rule-making proceeding to devise a table of channel allotments in connection with the introduction of "advanced" or "high definition" television service ("DTV"). The FCC has preliminarily decided to allot a second broadcast channel to each full-power commercial television station for DTV operation. According to this preliminary decision, stations would be permitted to phase in their DTV operations over a period of several years following adoption of a final table of allotments, after which they would be required to surrender their non-DTV channel. The FCC has proposed allotting all full-service television stations a second broadcast channel for digital operation that substantially replicates the service areas of their existing stations. Under this proposal, most stations, including Jacor's station, would receive a digital channel assignment in the "core spectrum" between channels 7 and 51. This proposal is open for public comment. During the past year, Congress has considered proposals that would require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to DTV, or alternatively, would assign additional DTV spectrum to incumbent broadcasters and require the early surrender of their non-DTV channel for sale by public auction. It is not possible to predict if, or when, any of these proposals will be adopted or the effect, if any, adoption of such proposals would have on Jacor's television station.


FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to (a) require carriage of its signal by cable systems in the station's market ("must-carry") or (b) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In a 2-1 decision issued on December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions. The District Court's decision has been appealed to the U.S. Supreme Court, which will hear the appeal during its 1996-1997 term, with a decision expected in the second calendar quarter of 1997. In the meantime, the FCC's must-carry regulations implementing the Cable Act remain in effect. Jacor cannot predict the outcome of the Supreme Court review of the case.

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

Jacor's Cincinnati television station is a CBS-network affiliate and a VHF station. The FCC currently is reviewing certain of its rules governing the relationship between broadcast television networks and their affiliated stations. The FCC is conducting a rule-making proceeding to examine its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rule-making proceeding to consider the relaxation or elimination of its rules prohibiting broadcast networks from (a) restricting their affiliates' right to reject network programming; (b) reserving an option to use specified amounts of their affiliates' broadcast time; and (c) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network-affiliated stations from preventing other stations from broadcasting the programming of their network.

Proposed Changes. The FCC has not yet implemented formally certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, ownership and profitability of Jacor and its broadcast stations, (ii) result in the loss of audience share and advertising revenues of Jacor's radio broadcast stations, (iii) affect the ability of Jacor to acquire additional broadcast stations or finance such acquisitions, (iv) affect current cooperative agreements and/or financing arrangements with other radio broadcast licensees, or
(v) affect Jacor's competitive position in relationship to other advertising media in its markets. Such matters include, for example, changes to the license authorization and renewal process; proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; proposals to allow greater telephone company participation in the delivery of audio and video programming; proposals to limit the tax deductibility of advertising expenses by advertisers; potential auctions for DTV or non-DTV television spectrum; the implementation of "V-chip" technology; and changes to children's television programming requirements, signal carriage rights on cable systems and network affiliate relations.

Although Jacor believes the foregoing discussion is sufficient to provide the reader with a general understanding of all material aspects of FCC regulations that affect Jacor, it does not purport to be a complete summary of all provisions of the Communications Act or FCC rules and policies. Reference is made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information.

Antitrust Considerations. Certain acquisitions by Jacor of broadcasting companies, radio station groups or individual radio stations will be subject to review by the Antitrust Division and the FTC pursuant to the provisions of the HSR Act. Generally, acquisitions involving assets valued at $15.0 million or more, and certain acquisitions of voting securities, come within the purview of the HSR Act. Although it is likely that many proposed acquisitions will not require the parties to the transaction to comply with the HSR Act, or if such compliance is required, will result in rapid clearance by the antitrust agencies, in certain instances, the antitrust agencies may choose to investigate the proposed acquisition, particularly if it appears that such acquisition will result in substantial concentration within a specific market. Any decision by an antitrust agency to challenge a proposed acquisition could affect the ability of Jacor to consummate the proposed acquisition, or to consummate the acquisition on the proposed terms.

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

Subsequent to the passage of the Telecom Act, the radio broadcast industry has been subject to an increased amount of scrutiny by the Antitrust Division. Such scrutiny caused Jacor to experience delays in closing both its merger with Citicasters Inc. (now known as JCC) (the "Citicasters Merger") and its acquisition of Noble Broadcast Group, Inc. (the "Noble Acquisition") and to incur increased transaction costs. Jacor could experience similar delays and increased costs in connection with future transactions.

The Antitrust Division or the FTC could also compel changes in the proposed terms of acquisitions. This is evidenced by Jacor's agreement with the Antitrust Division in connection with the Citicasters Merger pursuant to which Jacor agreed to divest WKRQ-FM in Cincinnati by February 1997 and to inform the Antitrust Division of certain transactions in Cincinnati that would not otherwise be reportable under the HSR Act. Antitrust Division scrutiny also resulted in Jacor terminating its agreement to finance the acquisition of WGRR-FM in Cincinnati by Tsunami Communications, Inc., the entity with whom Jacor has a joint sales agreement ("JSA") for a Denver radio station. Subsequent to such termination, Jacor received from the Antitrust Division a civil investigative demand relating to the proposed transaction. In November 1996, the Antitrust Division suspended Jacor's obligation to respond to this civil investigative demand.

In addition, Jacor has received an industry-wide civil investigative demand relating to JSAs pursuant to which the Antitrust Division is examining the antitrust implications of such arrangements. Jacor antiticpates that the Antitrust Division's determinations of the permissibility of JSAs will depend on the specific characteristics of the markets, stations and relationships being reviewed. Jacor believes that its existing JSAs are appropriate under applicable antitrust laws and that its JSAs are not material to its business as such arrangements only account for approximately 1.0% of Jacor's net revenues.

Although Jacor does not believe that antitrust considerations will adversely affect Jacor's ability to successfully implement its business strategy, the effects of the Antitrust Division's heightened level of scrutiny on the radio broadcast industry and on Jacor are uncertain. There can be no assurance that these concerns will not negatively impact Jacor.

Energy and Environmental Matters

Jacor's source of energy used in its broadcasting operations is electricity. No limitations have been placed on the availability of electrical power, and management believes its energy sources are adequate. Management believes that Jacor is currently in material compliance with all statutory and administrative requirements as related to environmental quality and pollution control.


Employees

As of December 31, 1996, Jacor employed approximately 3,500 persons, 2,500 on a full-time and 1,000 on a part-time basis. Each Jacor station has its own complement of employees which generally include a general manager, sales manager, operations manager, business manager, advertising sales staff, on-air personalities and clerical personnel.


Item 2.  Property Holdings

Jacor leases approximately 16,244 square feet for its corporate offices in Covington, Kentucky under a lease expiring in 2008 with a five-year renewal option. Jacor also owns and leases space for the office and studio facilities at its radio station locations throughout the United States. The same is true for Jacor's tower sites and antennae.

Expansion of Jacor's operations generally comes from the acquisition of stations and their facilities and ordinarily does not create a need for additional space at existing locations, although the emergence of LMAs and JSAs with other stations in Jacor's existing markets could create such a need. Any future need for additional office and studio space at existing locations will be satisfied by the construction of additions to the Jacor-owned facilities and, in the case of leased facilities, the lease of additional space or the relocation of the office and studio. Jacor's office and studio facilities are all located in downtown or suburban office buildings and are capable of being relocated to any suitable office facility in the station market area. Similarly, although many of Jacor's tower sites are strategically located, all are capable of being relocated to suitable sites in their particular station market areas.

Jacor owns substantially all of its equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Jacor's stations are in generally good condition. In management's opinion, the quality of the signals range from good to excellent, and Jacor is committed to maintaining and updating its equipment and transmission facilities in order to achieve the best possible signal in the market area.

Although Jacor believes its properties are generally adequate for its operations, opportunities to upgrade facilities are continuously reviewed.



Item 3.  Legal Proceedings

From time to time, Jacor becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of Jacor's management, there are no material legal proceedings pending against Jacor.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                             PART II





Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "JCOR". The following table presents the high and low sale prices for the Company's common stock for each quarter of 1995 and 1996 as reported on The Nasdaq National Market.

                                                 Price Range of
                                                  Common Stock
                                               High          Low
1995
     1st Quarter...........................   $14.50       $12.00
     2nd Quarter...........................    17.00        13.00
     3rd Quarter...........................    19.25        15.00
     4th Quarter...........................    17.50        15.00

1996                                            High         Low
     1st Quarter...........................   $22.25       $16.00
     2nd Quarter...........................    31.25        19.50
     3rd Quarter...........................    35.00        24.75
     4th Quarter...........................    36.38        23.75



At February 28, 1997, there were 1,529 record holders of common stock including shares held in nominee name and the last reported sale price on the Nasdaq National Market was $29.44 per share.

The Company has neither declared nor paid any dividends on its common stock to date. The Company's existing agreements with its lenders restrict the payment of dividends. It is the Company's present policy to retain all earnings for the requirements of the business.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Item 6.  Selected Financial Data

The following table (in thousands except for per share data) sets forth certain data for the periods indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations":

                           1996       1995       1994       1993       1992
Statement of
Operations Data (a):
Net broadcast
  revenue               $223,761    $118,891   $107,010   $ 89,932   $ 70,506
Operating income (loss)   39,360      18,617     13,483      6,625     (3,201)
Income (loss) before
  extraordinary loss       8,071      10,965      7,852      1,438    (23,701)
Net income (loss) (b)      5,105      10,965      7,852      1,438    (23,701)

Per share data:
  Before extraordinary
    loss                  $ .30       $ .52      $ .37      $ .10    $ (61.50)
  Extraordinary loss      (0.11)        -          -          -           -

Other Financial
Data (c):
Broadcast cash flow     $ 72,696    $ 31,601   $ 26,542   $ 20,412   $ 14,724

Balance Sheet Data (d):
Total assets           $1,704,942   $208,839   $173,579   $159,909   $122,000
Long-term debt            670,000     45,500       -          -       140,542
5 1/2% Liquid Yield
  Option Notes            118,682       -          -          -          -
Shareholders' equity
  (deficit)               486,936    139,073    148,794    140,413    (50,840)

[FN]

(a) The comparability of the information reflected in this selected financial data is affected by the acquisition and disposition of certain properties. For information related to acquisitions and dispositions in 1995 and 1996 see Note 2 of Notes to Consolidated Financial Statements.
     Additionally, on January 11, 1993, the Company completed a recapitalization plan which substantially modified the Company's debt and capital structure (such recapitalization was accounted for as if it had been completed January 1,
     1993), and completed a refinancing in March 1993.

(b) Net income for the year ended December 31, 1996 includes, as an extraordinary item, a $3.0 million loss, net of income tax benefit, for the early retirement of debt.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Item 6.  Selected Financial Data, Continued

(c) "Broadcast cash flow" means operating income before reduction in carrying value of assets, depreciation and amortization and corporate general and administrative expenses. The Company's management believes that broadcast cash flow is helpful in understanding cash flow generated from its broadcasting in comparing operating performance of the Company's broadcast stations to other broadcast stations. Broadcast cash flow is also a key factor in the Company's assessment of station performance. Broadcast cash flow should not be considered an alternative to net income as an indicator of the Company's overall performance.

(d) Pro forma amounts as of December 31, 1992, to give effect to the January
     11, 1993 recapitalization plan that substantially modified the Company's debt and capital structure:

               Total assets                        $142,085
               Long-term debt                       64,178
               Shareholders' equity                 50,890




           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with the financial statements beginning on page 46.

In the following analysis, management discusses station operating income excluding depreciation and amortization. Station operating income excluding depreciation and amortization should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. Although this measure of performance is not calculated in accordance with generally accepted accounting principles, it is widely used in the broadcasting industry as a measure of a company's operating performance because it assists in comparing station performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods (particularly where acquisitions are involved) or non-operating factors such as historical cost bases. Station operating income excluding depreciation and amortization also excludes the effect of corporate general and administrative expenses, which generally do not relate directly to station performance.

General economic conditions have an impact on the Company's business and financial results. From time to time the markets in which the Company operates experience weak economic conditions that may negatively affect revenue of the Company. However, management believes that this impact is somewhat softened by the Company's diverse geographical presence.

The financial results of the Company's business are seasonal.
Revenues are generally higher in the second, third and fourth calendar quarters than in the first quarter.

The performance of a broadcasting station group, such as the Company, is customarily measured by its ability to generate broadcast cash flow. The primary source of the Company's revenue is the sale of broadcasting time on its stations for advertising. The Company's significant operating expenses are employee salaries, sports broadcasting rights fees, programming expenses, advertising and promotion expenses, rental of premises for studios and transmitting equipment and music license royalty fees. The Company works closely with local station management to implement cost control measures.

The Company's revenue is affected primarily by the advertising rates the Company's stations are able to charge. These rates are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as principally measured by Arbitron Metro Area Ratings Surveys.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



GENERAL, Continued

Most advertising contracts are short-term and run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold by the station's sales staff. In 1996, approximately 80% of the Company's gross revenues was from local advertising and approximately 20% was from national advertising. A station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. National advertising sales for most of the Company's radio stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Acquisitions and Dispositions completed during 1996

In February 1996, Jacor sold the business and certain operating assets of radio stations WMYU-FM and WWST-FM in Knoxville. Jacor received approximately $6.5 million in cash for this sale, generating a gain of approximately $2.5 million. In March 1996, Jacor entered into an agreement for the sale of the assets of WBRD-AM in Tampa for approximately $0.5 million in cash. The sale of WBRD-AM was completed in June 1996.

In March 1996, the Company entered into an agreement to acquire the FCC licenses of WCTQ-FM and WAMR-AM in Venice, Florida and to purchase certain real estate and transmission facilities necessary to operate the stations. In June 1996, the Company consummated this acquisition for a purchase price of approximately $4.4 million in cash.

In June 1996, the Company entered into an agreement to acquire the FCC licenses of WLAP-AM, WMXL-FM and WWYC-FM in Lexington, Kentucky and to purchase real estate and transmission facilities necessary to operate the stations. In August 1996, the Company consummated this acquisition for a purchase price of approximately $14 million in cash.

In July 1996, the Company completed the acquisition of Noble, which owned ten radio stations serving Denver, St. Louis and Toledo. Previously, the Company purchased Noble's operating assets in San Diego which included an exclusive sales agency agreement under which Noble, and now the Company, provides programming to and sells air time for two radio stations serving San Diego (XTRA-AM and XTRA-FM). The aggregate value of the completed Noble acquisition is approximately $160 million, including related fees and expenses.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




LIQUIDITY AND CAPITAL RESOURCES, Continued

In September 1996, the Company completed the acquisition of Citicasters through a merger of a wholly owned Jacor subsidiary with and into Citicasters. Citicasters owned and/or operated 19 radio stations, located in the United States in Atlanta, Phoenix, Tampa, Portland, Kansas City, Cincinnati, Sacramento, Columbus and two television stations, one located in Tampa and one in Cincinnati. The Company consummated the Citicasters merger for an approximate aggregate value of $801.2 million, which included
(i) the purchase of all outstanding shares of Citicasters common stock at $29.50 per share for approximately $624.5 million in cash, (ii) the assumption of Citicasters 9 3/4% notes ($125 million), (iii) the payoff of Citicasters outstanding bank loan ($20 million), and (iv) the issuance of warrants to purchase an aggregate of 4.4 million shares of common stock (valued at $26.5 million).

Citicasters' outstanding 9 3/4% notes became obligations of the surviving corporation in the merger. As a result of a change in control covenant in the indenture pursuant to which such notes were issued, the holders of the 9 3/4% notes were permitted to cause the Company to purchase the notes at 101% of the principal amount thereof. Approximately $107 million of the 9 3/4% notes were put to the Company pursuant to the change in control covenant. The remaining $10 million of the 9 3/4% notes have since been retired.

Also in September 1996, Jacor entered into a binding agreement with a subsidiary of Gannett to effect an exchange of the Company's Tampa television station, WTSP-TV, acquired by Jacor in the Citicasters merger, for six of Gannett's radio stations. In December 1996, Jacor and Gannett consummated the Gannett exchange. The stations Jacor acquired are KIIS-FM and KIIS-AM in Los Angeles, KSDO-AM and KKBH-FM in San Diego and WUSA-FM (now WAKS-FM) and WDAE-AM in Tampa-St. Petersburg. Jacor believes that this transaction constituted a tax-free like-kind exchange.

In October 1996, Jacor entered into a binding agreement with Clear Channel Radio, Inc. ("Clear Channel") to purchase KTWO-AM, KMGW-FM and the Wyoming Radio Network in Casper, Wyoming for a purchase price of $1.9 million. In December 1996, Jacor and Clear Channel consummated the transaction.

The acquisitions completed during 1996 were funded as follows:
(i) $303.6 million proceeds from the public offering of 11.25 million shares of Common Stock, (ii) $115.2 million in proceeds from the Liquid Yield Option Notes public offering, (iii) $100 million from the 10 1/8% Senior Subordinated Notes public offering, (iv) $170 million from the 9 3/4% Senior Subordinated Notes public offering and (v) $400 million in borrowings under the New Credit Facility.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




LIQUIDITY AND CAPITAL RESOURCES, Continued

Acquisitions pending as of December 31, 1996

In May 1996, Jacor entered into an agreement with Enterprise Media of Toledo, L.P. to acquire the FCC licenses of WIOT-FM and WCWA-AM in Toledo, Ohio and to purchase real estate and transmission facilities necessary to operate the stations. The purchase price for the assets is $13.0 million which amount has been placed in escrow pending the closing of the transaction.

In October 1996, the Company entered into a definitive merger agreement with Regent whereby Regent will merge with and into the Company. Regent owned, operated or represented 19 radio stations located in Kansas City, Salt Lake City, Las Vegas, Louisville and Charleston. During February 1997, the Company consummated the Regent merger for the approximate aggregate value of $185 million, which included (i) the issuance of 3.55 million shares of Jacor common stock valued at $105.9 million, (ii) the issuance of warrants to acquire 500,000 shares of the Company's common stock at $40 per share valued at $5 million and (iii) the assumption of approximately $6 million of debt and other liabilities and $68 million in cash.

Also in October 1996, Jacor entered into a binding agreement with Colfax Communications, Inc. ("Colfax") to acquire KIDO-AM and
KLTB-FM in Boise, Idaho and KARO-FM in Caldwell, Idaho for a purchase price of $11.0 million in cash. Jacor and Colfax consummated the transaction in January 1997.

Additionally in October 1996, Jacor entered into a binding agreement with Palmer Broadcasting Limited Partnership whereby Jacor would acquire the FCC licenses and assets of WHO-AM and KLYF-FM in Des Moines and WMT-AM and WMT-FM in Cedar Rapids for a purchase price of $52.5 million in cash. The Company consummated this transaction in March 1997.

The Company also has acquisitions pending in the following broadcast areas: (i) Sarasota, Florida, (ii) San Diego, California, (iii) Circleville, Marysville and Lima, Ohio, (iv) Lexington and Louisville, Kentucky, (v) Ft. Collins and Greely, Colorado, (vi) Rochester, New York, (vii) Santa Barbara, California, and (viii) Portland, Oregon. The net cash to be paid for the acquisitions pending as of December 31, 1996 after giving effect to escrow deposits of $33.3 million, totals approximately $230 million.

Credit Facilities and Other

In June 1996, the Company entered into a new credit facility (the "Credit Facility") which provided availability of $600 million. During February 1997, the Credit Facility was amended resulting in expanded availability of up to $750 million. The Credit Facility provides loans to Jacor in three components: (i) a reducing revolving credit facility of up to $450 million under which the aggregate commitments would reduce on a semi-annual basis commencing in June 1999; (ii) a $200 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1997; and (iii) a $100 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1998. The Credit Facility also provides the Company with additional credit for future acquisitions as well as working capital and other general corporate purposes. As of February 28, 1997 the Company had $380 million of outstanding indebtedness under the Credit Facility.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES, Continued

The pending acquisitions will be primarily funded by the Credit Facility and excess cash on hand which includes: (i) Hanna Barbera escrow proceeds of $13.2 million received in December 1996, (ii) the proceeds related to the sale of the Company's investment in a News Corp. Warrant of $44.5 million received in February 1997 and (iii) the proceeds related to the sale of the Company's investment in Australia's Wonderland of $9.0 million received in March 1997. The Company believes that various additional sources are also available to fund the pending and future acquisitions. Such sources include the issuance of additional equity and/or debt securities of the Company. During the first quarter of 1997, the Company filed an omnibus shelf registration statement for the subsequent issuance of up to $250 million of additional equity and/or debt securities.

The issuance of additional debt would negatively impact the Company's debt-to-equity ratio and its results of operations and cash flows due to higher amounts of interest expense. Any issuance of additional equity would soften this impact to some extent.

RESULTS OF OPERATIONS

The Year Ended 1996 Compared to the Year Ended 1995

Broadcast revenue for 1996 was $250.5 million, an increase of $117.4 million or 88.2% from $133.1 million during 1995. This increase resulted from the revenue generated at those properties owned or operated during 1996 but not during the comparable 1995 period. On a "same station" basis - reflecting results from stations operated for the entire twelve months of both 1996 and 1995 - broadcast revenue for 1996 was $135.5 million, an increase of $13.8 million or 11.3% from $121.7 million for 1995. This increase resulted from an increase in advertising rates in both local and national advertising.

Agency commissions for 1996 were $26.7 million, an increase of $12.5 million or 87.9% from $14.2 million during 1995 due to the increase in broadcast revenue.

Broadcast operating expenses for 1996 were $151.1 million, an increase of $63.8 million or 73.1% from $87.3 million during 1995. These expenses increased as a result of expenses incurred at those properties owned or operated during 1996 but not during the comparable 1995 period. On a "same station" basis, broadcast operating expenses for 1996 were $82.9 million, an increase of $4.9 million or 6.3% from $78.0 million for 1995. This increase resulted from increased selling, payroll and programming costs.

Depreciation and amortization for 1996 and 1995 was $23.4 million and $9.5 million, respectively. This increase was due to the acquisitions in 1996.

Operating income for 1996 was $39.4 million, an increase of $20.8 million or 111.4% from an operating income of $18.6 million for 1995.

In 1996 the Company recognized an extraordinary loss of approximately $3.0 million related to the write off of debt financing costs. Also, in the first quarter of 1997, the Company recognized an extraordinary loss of approximately $5.8 million related to the write off of debt financing costs.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




RESULTS OF OPERATIONS, Continued

The Year Ended 1996 Compared to the Year Ended 1995, Continued

Interest expense in 1996 was $32.2 million, an increase of $30.8 million from $1.4 million in 1995. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

Net income for 1996 was $5.1 million, compared to net income of $11.0 million reported by the Company for 1995.

Income tax was $7.3 million for 1996 and 1995. The effective tax rate increased in 1996 due to an increase in non-deductible goodwill resulting from the 1996 acquisitions.


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

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




CASH FLOWS

Cash flows provided by operating activities, inclusive of working capital, were $24.9 million, $20.6 million and $11.3 million for 1996, 1995 and 1994, respectively. Cash flows provided by operating activities in 1996 resulted primarily from $28.7 million in non-cash expenses, a $3.0 million add-back of the write-off of debt related financing costs, partially offset by the ($2.5) million gain on the sale of radio stations and the net change in working capital of ($10.5) million. Cash flows provided by operating activities in 1995 resulted primarily from the add-back of $9.5 million of depreciation and amortization expense to net income of $11.0 million for the period. Cash flows provided by operating activities in 1994 resulted primarily from net income of $7.9 million generated during the year. The additional $3.4 million resulted principally from the excess of the sum of the depreciation and amortization add-back of $9.7 million, together with the add-back of $1.4 million for provision for losses on accounts and notes receivable over the net change in working capital of ($7.6) million.

Cash flows used by investing activities were $859.3 million, $64.3 million and $13.7 million for 1996, 1995 and 1994, respectively. Investing activities include capital expenditures of $11.9 million, $5.0 million and $2.2 million in 1996, 1995 and 1994, respectively. Investing activities in 1996 and 1995 included expenditures of $854.0 million and $59.8 million, respectively, for acquisitions, the purchase of intangible assets and loans made in connection with the Company's JSAs. In addition, 1996 investing activities were net of $6.6 million of proceeds from the sale of radio stations and 1994 investing activities were net of $3.2 million of payments received on notes and from the sale of assets.

Cash flows provided by financing activities were $905.1 million, $24.2 million and $0.7 million for 1996, 1995 and 1994, respectively. Cash flows provided by financing activities in 1996 resulted primarily from: (i) the $115.2 million issuance of Liquid Yield Option Notes; (ii) the $100.0 million issuance of 10 1/8% Senior Subordinated Notes; (iii) the $170.0 million issuance of 9 3/4% Senior Subordinated Notes; (iv) net proceeds of $316.7 million from the issuance of common stock; and (v) borrowings, net of repayments, of $354.5 million under the Bank Credit Facilities. These proceeds were partially offset by the payment of $27.4 million in financing costs and the $123.1 million payoff of the Citicasters 9 3/4% Senior Subordinated Notes. Cash flows provided by financing activities in 1995 resulted primarily from the $45.5 million in borrowings under the 1993 Credit Agreement, together with $0.8 million in proceeds received from the issuance of common stock to the Company's employee stock purchase plan and upon the exercise of outstanding stock options net of the $21.7 million used to repurchase common stock. Cash flows from financing activities in 1994 resulted primarily from the proceeds received from the issuance of common stock upon the exercise of outstanding stock options.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






CASH FLOWS, Continued

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





Item 8.  Financial Statements and Supplementary Data

                                                               Page

Report of Independent Accountants                               47

Consolidated Balance Sheets:  December 31, 1996 and 1995        48

Consolidated Statements of Operations:
  Years ended December 31, 1996, 1995 and 1994                  49

Consolidated Statements of Shareholders' Equity:
  Years ended December 31, 1996, 1995 and 1994                  50

Consolidated Statements of Cash Flows:
  Years ended December 31, 1996, 1995 and 1994                  51

Notes to Consolidated Financial Statements                      53

Quarterly Financial Data                                        70







                            PART III


The information required by the following items will be included in Jacor Communications, Inc.'s definitive Proxy Statement which will be provided within 120 days after the end of the Registrant's fiscal year:

Item 10   Directors and Executive Officers of the Registrant

Item 11   Executive Compensation

Item 12   Security Ownership of Certain Beneficial Owners and
          Management

Item 13   Certain Relationships and Related Transactions






               REPORT OF INDEPENDENT ACCOUNTANTS








To the Shareholders and
Board of Directors of
Jacor Communications, Inc.

We have audited the accompanying consolidated balance sheets of Jacor Communications, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacor Communications, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
February 27, 1997

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1996 AND 1995
                       (In thousands, except share data)

                                                   1996            1995
                     ASSETS
Current assets:
  Cash and cash equivalents                   $    78,137     $     7,437
  Accounts receivable, less allowance for
    doubtful accounts of $3,950 in 1996
    and $1,606 in 1995                             79,502          25,262
  Prepaid expenses and other current assets         8,963           3,916
             Total current assets                 166,602          36,615
Property and equipment, net                       131,488          30,801
Intangible assets, net                          1,290,172         127,158
Other assets                                      116,680          14,265
            Total assets                      $ 1,704,942     $   208,839
                     LIABILITIES
Current liabilities:
  Accounts payable                            $    12,600     $     2,313
  Accrued expenses and other
    current liabilities                            30,774           3,463
  Accrued payroll                                   7,562           3,178
  Accrued federal, state and
    local income tax                                4,596           3,226
          Total current liabilities                55,532          12,180
Long-term debt                                    670,000          45,500
5 1/2% Liquid Yield Option Notes                  118,682            -
Other liabilities                                 108,914           3,469
Deferred tax liability                            264,878           8,617

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred Stock, authorized and unissued
   4,000,000 shares                                   -               -
Common Stock, no par value, $0.01 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   31,287,221 in 1996 and 18,157,209 in 1995          313              182
Additional paid-in capital                        432,721          118,248
Common stock warrants                              26,500              388
Unrealized gain on investments                      2,042             -
Retained earnings                                  25,360           20,255

            Total shareholders' equity            486,936          139,073
            Total liabilities and
              shareholders' equity            $ 1,704,942      $   208,839

                   The accompanying notes are an integral
               part of the consolidated financial statements.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
     for the years ended December 31, 1996, 1995 and 1994
            (In thousands, except per share amounts)


                                       1996           1995          1994


    Broadcast revenue              $  250,461     $  133,103    $  119,635
         Less agency commissions       26,700         14,212        12,625

            Net revenue               223,761        118,891       107,010

    Broadcast operating expenses      151,065         87,290        80,468
    Depreciation and amortization      23,404          9,483         9,698
    Corporate general and
       administrative expenses          7,629          3,501         3,361
    Special bonuses                     2,303           -             -

            Operating income           39,360         18,617        13,483

    Interest expense                  (32,244)        (1,444)         (534)
    Gain on sale of radio stations      2,539           -             -
    Other income, net                   5,716          1,092         1,216

            Income before
              income taxes and
            extraordinary loss         15,371         18,265        14,165

    Income tax expense                 (7,300)        (7,300)       (6,313)

     Income before
       extraordinary loss               8,071         10,965         7,852

     Extraordinary loss, net
       of income tax benefit          (2,966)          -              -

            Net income             $    5,105     $   10,965    $    7,852

    Net Income Per Common Share:
     Before extraordinary loss      $ 0.30         $ 0.52         $ 0.37
     Extraordinary loss              (0.11)           -              -

            Net income per
              common share           $ 0.19         $ 0.52        $ 0.37

    Number of common shares used
       in per share calculation       26,830         20,913       21,409





            The accompanying notes are an integral
        part of the consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           for the years ended December 31, 1996, 1995 and 1994
                                  (in thousands)

                     Common Stock    Additional  Common   Unrealized
                  Shares    Stated    Paid-In     Stock    Gain on     Retained
                            Value     Capital   Warrants  Investments  Earnings    Total
--------------------------------------------------------------------------------------------
Balances,
 January 1, 1994  19,500    $ 195    $138,390   $   390     $  -       $ 1,438    $140,413
Exercise of
 stock options        89        1         768       -          -           -           769
Other                  1      -            10       -          -           -            10
Net income           -        -           -         -          -         7,852       7,852
--------------------------------------------------------------------------------------------
Balances,
 December 31,
 1994             19,590      196     139,168       390        -         9,290     149,044
Purchase and
 retirement
 of stock         (1,515)     (15)    (21,679)      -          -           -       (21,694)
Purchase of
 stock by
 employee stock
 purchase plan        44        1         474       -          -           -           475
Exercise of
 stock options        28      -           195       -          -           -           195
Other                 10      -            90        (2)       -           -            88
Net income           -        -           -         -          -        10,965      10,965
--------------------------------------------------------------------------------------------
Balances,
 December 31,
 1995             18,157      182     118,248       388        -        20,255     139,073
Common stock
 offering         11,250      113     301,636       -          -           -       301,749
Purchase of
 stock by
 employee stock
 purchase plan        48      -           672       -          -           -           672
Exercise of
 stock options       106        1         650       -          -           -           651
Conversion of
 warrants          1,726       17      14,704      (374)       -           -        14,347
Purchase of
 warrants            -        -        (5,080)      (14)       -           -        (5,094)
Issuance of
 warrants            -        -           -      26,500        -           -        26,500
Unrealized gain
 on investments      -        -           -         -        2,042         -         2,042
Stock related
 compensation        -        -         1,891       -          -           -         1,891
Net income           -        -           -         -          -         5,105       5,105
--------------------------------------------------------------------------------------------
Balances,
 December 31,
 1996             31,287     $313    $432,721   $26,500    $ 2,042     $25,360    $486,936
============================================================================================
          The accompanying notes are an integral part
           of the consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1996, 1995 and 1994
                            (In thousands)


                                             1996         1995         1994

Cash flows from operating activities:
  Net income                              $  5,105     $ 10,965     $  7,852
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation                            7,661        3,251        2,507
     Amortization of intangible assets      15,743        6,232        7,191
     Extraordinary loss                      2,966         -            -
     Non-cash interest expense               4,327         -            -
     Provision for losses on accounts
       and notes receivable                    978        1,137        1,442
     Deferred income tax benefit              (233)        (560)        (355)
     Gain on sale of radio stations         (2,539)        -            -
     Other                                     892          237         (478)
     Changes in operating assets and
       liabilities, net of effects
        of acquisitions and disposals:
         Accounts receivable               (18,626)      (2,344)      (5,766)
         Other current assets               (4,076)       1,029       (2,008)
          Accounts payable                  10,054         (424)         372
         Accrued expenses and other
            liabilities                      2,655        1,102          591

Net cash provided by
  operating activities                      24,907       20,625       11,348



                               (Continued)



                 The accompanying notes are an integral
              part of the consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1996, 1995 and 1994
                            (In thousands)
                               (Continued)


                                            1996         1995         1994
Cash flows from investing activities:
  Capital expenditures                  $  (11,852)    $ (4,969)    $ (2,221)
  Cash paid for acquisitions              (826,302)     (34,008)      (4,904)
  Deposits on broadcast stations           (23,608)        -            -
  Purchase of intangible assets               -         (15,536)      (6,262)
  Proceeds from sale of assets               6,595         -           1,919
  Loans originated and other                (4,097)      (9,827)      (2,182)
Net cash used by investing
    activities                            (859,264)     (64,340)     (13,650)


Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                   973,000       45,500          -
  Proceeds from the issuance of LYONs      115,172         -             -
  Purchase of common stock                    -         (21,694)         -
  Proceeds from issuance of common stock   316,726          758          779
  Repayment of long-term debt             (471,600)        -             -
  Payment of financing costs               (27,435)        -             -
  Other                                       (806)        (387)        (120)

Net cash provided by
    financing activities                   905,057       24,177          659

Net increase (decrease) in cash
  and cash equivalents                      70,700      (19,538)      (1,643)
Cash and cash equivalents at
  beginning of year                          7,437       26,975       28,618

Cash and cash equivalents at
  end of year                           $   78,137    $   7,437     $ 26,975

Supplemental disclosures of cash
flow information:
  Cash paid for:
     Interest                           $    5,300    $   1,400     $    -
     Income taxes                       $    4,992    $   6,662     $  5,545

Supplemental schedule of non-cash
investing and financing activities:
  Fair value of assets exchanged         $  170,000          -           -
  Liabilities assumed in acquisitions    $  296,187          -           -






                  The accompanying notes are an integral
              part of the consolidated financial statements.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

     Description of Business

     As of December 31, 1996 the Company owned and/or operated 85 radio stations and one television station in 21 broadcast areas throughout the United States.

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

     Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. The effect of barter transactions has been eliminated.

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





1.   ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS,
     Continued

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation; depreciation is provided on the straight-line basis over the estimated useful lives of the assets as follows:

          Land improvements               20 Years
          Buildings                       25 Years
          Equipment                     3 to 20 Years
          Furniture and fixtures        5 to 12 Years
          Leasehold improvements        Life of lease

     Intangible Assets

     Intangible assets are stated at cost less accumulated amortization; amortization is provided principally on the straight-line basis over the following lives:

          Broadcasting licenses
            and goodwill                  40 Years
          Other intangibles             5 to 25 Years

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

     Fair Value of Financial Instruments

     The fair value of the Company's publicly traded debt is based on quoted market prices. It was not practicable to estimate the fair value of borrowings under the Company's Credit Facility since there is no liquid market for this debt.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS,
     Continued


     Marketable Equity Securities

     Marketable equity securities are classified as available for sale and included in other assets.


     Per Share Data

     Income per share for the three years ended December 31, 1996 is based on the weighted average number of common shares outstanding and gives effect to both dilutive stock options and dilutive stock purchase warrants during the year. Fully diluted income per share is not presented since it approximates income per share.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





2.   ACQUISITIONS

     Completed Acquisitions

     In August 1995, the Company acquired certain operating assets of radio stations WDUV-FM and WBRD-AM in Tampa, Florida for approximately $14 million in cash.

     In 1995, the Company acquired the call letters, programming and certain contracts of radio station WOFX-FM in Cincinnati, Ohio and then changed the call letters of its FM broadcast station WPPT to WOFX. The Company also acquired radio stations WSOL-FM (formerly
     WHJX), WJBT-FM and WZAZ-AM in Jacksonville, Florida.
     The aggregate cash purchase price for these acquisitions was approximately $9.75 million.

     During 1996, the Company acquired Noble Broadcast
     Group, Inc. ("Noble"), for approximately $152 million in cash plus related costs and expenses. Noble's San
     Diego operations, which provided programming to and sold the air time for two radio stations serving San
     Diego (one AM, one FM) were acquired in February 1996.
     Ten radio stations owned by Noble, serving Denver (two
     AM and two FM), St. Louis (one AM, two FM) and Toledo
     (one AM, two FM) were acquired on July 15, 1996.

     In September 1996, the Company acquired Citicasters Inc. ("Citicasters") for an approximate aggregate value of $801.2 million, which included the purchase of all outstanding shares of Citicasters common stock, the assumption of Citicasters outstanding indebtedness and the issuance of warrants to purchase an aggregate of 4,400,000 shares of common stock. Each Citicasters Warrant is exercisable for .2035247 of a share of the Company's common stock at an exercise price of $28.00 per full share. Citicasters owned and/or operated 19 radio stations, located in Atlanta, Phoenix, Tampa, Portland, Kansas City, Cincinnati, Sacramento, Columbus and two television stations, one located in Tampa and one in Cincinnati.

     In June 1996, the Company acquired the FCC licenses of WCTQ-FM and WAMR-AM in Venice, Florida and certain real estate and transmission facilities necessary to operate the stations for a purchase price of approximately $4.4 million in cash.

     In August 1996, the Company acquired the FCC licenses of WLAP-AM, WMXL-FM and WWYC-FM in Lexington, Kentucky and certain real estate and transmission facilities necessary to operate the stations for a purchase price of approximately $14 million in cash.


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





2.   ACQUISITIONS, Continued

     Completed Acquisitions, Continued

     In June 1996, the Company financed the purchase by Critical Mass Media, Inc. ("CMM") of a 40% interest in a newly formed limited liability company which purchased for $540,000 the assets of Duncan American
     Radio, Inc. CMM is a marketing research and radio consulting business which is owned by a limited partnership of which the Company is the 5% general partner and a corporation wholly owned by the Chief
     Executive Officer of the Company, is the 95% limited partner.

     In December 1996, the Company exchanged Tampa television station, WTSP-TV, acquired by the Company in the Citicasters Merger, for six radio stations owned by Gannett. The stations the Company acquired are KIIS-FM and KIIS-AM in Los Angeles, KSDO-AM and KKBH-FM in San Diego and WAKS-FM and WDAE-AM in Tampa-St. Petersburg.

     In December 1996, the Company purchased from Clear
     Channel Radio, Inc. radio stations KTWO-AM, KMGW-FM and the Wyoming Radio Network in Casper, Wyoming for a purchase price of $1.9 million.

     All of the above acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years.
     The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming each of the 1995 and 1996 acquisitions had taken place at the beginning of 1995, unaudited pro forma consolidated results of operations would have been as follows:


                                        Pro Forma (Unaudited)
                                        Year Ended December 31,
                                        1996              1995

     Net revenue                     $ 342,649         $ 314,830

     Net loss                           (8,131)           (7,944)

     Net loss per common share          ($0.26)           ($0.25)

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





2.   ACQUISITIONS, Continued

     Acquisitions pending as of December 31, 1996

     In May 1996, Jacor entered into an agreement with Enterprise Media of Toledo, L.P. to acquire the FCC licenses of WIOT-FM and WCWA-AM in Toledo, Ohio and to purchase real estate and transmission facilities necessary to operate the stations. The purchase price for the assets is $13.0 million which amount has been placed in escrow pending the closing of the transaction.

     In October 1996, the Company entered into a definitive merger agreement with Regent whereby Regent will merge with and into the Company. Regent owned, operated or represented 19 radio stations located in Kansas City, Salt Lake City, Las Vegas, Louisville and Charleston. During February 1997, the Company consummated the Regent merger for the approximate aggregate value of $185 million, which included (i) the issuance of 3.55 million shares of Jacor common stock valued at $105.9 million, (ii) the issuance of warrants to acquire 500,000 shares of the Company's common stock at $40 per share valued at $5 million and (iii) the assumption of approximately $6 million of debt and other liabilities and $68 million in cash.

     Also in October 1996, Jacor entered into a binding agreement with Colfax Communications, Inc. ("Colfax") to acquire KIDO-AM and KLTB-FM in Boise, Idaho and KARO-FM in Caldwell, Idaho for a purchase price of $11.0 million in cash. Jacor and Colfax consummated the transaction in January 1997.

     Additionally in October 1996, Jacor entered into a binding agreement with Palmer Broadcasting Limited Partnership whereby Jacor would acquire the FCC licenses and assets of WHO-AM and KLYF-FM in Des Moines and WMT-AM and WMT-FM in Cedar Rapids for a purchase price of $52.5 million in cash. The Company consummated this transaction in March 1997.

     The Company also has acquisitions pending in the following broadcast areas: (i) Sarasota, Florida, (ii)
     San Diego, California, (iii) Circleville, Marysville and Lima, Ohio, (iv) Lexington and Louisville,
     Kentucky, (v) Ft. Collins and Greely, Colorado, (vi)
     Rochester, New York, (vii) Santa Barbara, California, and (viii) Portland, Oregon. The net cash to be paid for the acquisitions pending as of December 31, 1996 after giving effect to escrow deposits of $33.3 million, totals approximately $230 million.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consist of the following (in thousands):

                                              1996      1995

          Land and land improvements       $ 14,269    $  2,575
          Buildings                          20,249       2,585
          Equipment                          97,491      26,674
          Furniture and fixtures              7,524       3,505
          Leasehold improvements              5,872       3,185
                                            145,405      38,524
          Less accumulated depreciation     (13,917)     (7,723)
                                            $131,488    $30,801


4.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1996 and 1995 consist of the following (in thousands):

                                             1996           1995

          Broadcasting licenses and
            goodwill                      $1,277,364     $120,948
          Other intangible assets             47,962       27,489
                                           1,325,326      148,437
          Less accumulated amortization      (35,154)     (21,279)
                                           $1,290,172    $127,158




         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.   OTHER ASSETS

     The Company's other assets at December 31, 1996 and
     December 31, 1995 consist of the following (in thousands):

                                   December 31,   December 31,
                                       1996          1995

     News Corp Warrants             $ 39,800      $    -
     Acquisition escrows              30,804           -
     Marketable securities            13,965           -
     Other                            32,111        14,265
                                    $116,680      $ 14,265


     The News Corp Warrants were included in the Citicasters acquisition. The Company sold the News Corp Warrants in February 1997 for $44.5 million in cash and will record a pretax gain of $4.7 million in the first quarter of 1997.


         JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.   LONG-TERM DEBT

     The Company's debt obligations at December 31, 1996 and
     1995 consist of the following (in thousands):

                                           1996           1995

     Credit facility borrowings........   $400,000     $ 45,500
     10 1/8% Senior Subordinated Notes,
        due 2006.......................    100,000         -
     9 3/4% Notes, due 2006............    170,000         -
                                          $670,000     $ 45,500



     New Credit Facility

     In June 1996, the Company entered into a new credit facility (the "Credit Facility"). The Credit Facility is with a syndicate of banks and other financial institutions. In February 1997, the Credit Facility was amended and restated to expand the availability to $750 million of loans in three components: (i) a revolving credit facility of up to $450 million with a mandatory commitment reduction of $27.5 million on June 12, 1999 continuing semi-annually through June 2002, and a final maturity date of June 12, 2003; (ii) a term loan of up to $200 million with a scheduled reduction of $8.5 million on December 12, 1997 with increasing semi-annual reductions thereafter and a final maturity date of June 12, 2003; and (iii) a term loan of up to $100 million with a scheduled reduction of $.5 million on December 12, 1998 with increasing semi-annual reductions thereafter and a final maturity date of June 12, 2004.

     Borrowings under the Credit Facility bear interest at rates that fluctuate with a bank base rate and/or the Eurodollar rate. The weighted average interest rate at December 31, 1996 was 7.83%.

     Loans under the Credit Facility are guaranteed by the Company and each of the Company's direct and indirect subsidiaries. The Company's obligations with respect to the Credit Facility and each guarantor's obligations with respect to the related guaranty is collateralized by substantially all of their respective assets, and, in the case of the Company's subsidiaries, capital stock.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.   LONG-TERM DEBT, Continued

     The Credit Facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness; (ii) incur liens on its property; (iii) make investments and advances; (iv) enter into guarantees and other contingent obligations; (v) merge or consolidate with or acquire another person or engage in other fundamental changes; (vi) engage in certain sales of assets; (vii) make capital expenditures; (viii) enter into leases; (ix) engage in certain transactions with affiliates; and (x) make restricted junior payments. The Credit Facility also requires satisfaction of certain financial performance criteria (including a consolidated interest coverage ratio, a leverage-to-operating cash flow ratio and a consolidated operating cash flow available for fixed charges ratio) and the repayment of loans under the Credit Facility with proceeds of certain sales of assets and debt issuances, and with 50% of the Company's Consolidated Excess Cash Flow (as defined in the Credit Facility).

     During 1996 the Company recognized an extraordinary loss of approximately $3 million related to the write off of debt financing costs. Also, in the first quarter of 1997, the Company recognized an extraordinary loss of approximately $5.8 million related to the write off of debt financing costs.

     10 1/8% Senior Subordinated Notes Due 2006

     In June 1996, the Company completed an offering of $100 million of its 10 1/8% Senior Subordinated Notes (the "Notes"). The Notes will mature on June 15, 2006. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2001. The redemption prices commence at 105.063% and are reduced by 1.688% annually until June 15, 2004 when the redemption price is 100%. At December 31, 1996 the market value of the Notes exceeded carrying value by approximately $3 million.

     9 3/4% Notes Due 2006

     In December 1996, the Company completed an offering of $170 million of its 9 3/4% Notes (the "9 3/4% Notes").
     The 9 3/4% Notes will mature on December 15, 2006.
     Interest on the 9 3/4% Notes is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 1997. The 9 3/4% Notes will be redeemable at the option of the Company, in whole or part, at any time on or after December 15, 2001. The redemption prices commence at 104.875% and are reduced by 1.625% annually until December 15, 2004 when the redemption price is 100%. At December 31, 1996, the market value of the 9 3/4% Notes exceeded carrying value by approximately $3.4 million.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.   LONG-TERM DEBT, Continued

     The Notes and the 9 3/4% Notes were issued by JCAC,
     Inc., a wholly owned subsidiary formed for the purpose of completing the merger of Citicasters Inc., the predecessor to Jacor Communications Company ("JCC"), and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and substantially all subsidiaries of Jacor (the "Subsidiary
     Guarantors"). JCC (the successor to JCAC, Inc.) and each of the Subsidiary Guarantors are wholly owned direct or indirect subsidiaries of Jacor. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate.

     In addition, Jacor and JCC have a pending registration statement on Form S-3 (File No. 333-19291) for up to $250 million of debt securities that would be jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and each of the Subsidiary Guarantors if such debt securities are issued by JCC and by JCC and each of the Subsidiary Guarantors if such debt securities are issued by Jacor.

     Summarized financial information with respect to Jacor and with respect to the Subsidiary Guarantors on a combined basis as of December 31, 1996 and 1995 and for each of the three years in the period ended December
     31, 1996; and with respect to JCC as of December 31, 1996 and for the period from June 6, 1996 to December 31, 1996 is as follows:

                                                                    Combined
                                Jacor                JCC       Subsidiary Guarantors
                        1996     1995     1994      1996       1996     1995     1994
Operating Statement
Data (in thousands):

Net revenue              -        -        -          -     $ 223,761 $118,891 $107,010
Equity in earnings
  of subsidiaries     $10,237  $10,965  $ 7,852    $11,864       -        -        -
Operating income          305   10,965    7,852     11,864     49,292   18,617   13,483
Income before
  extraordinary items   5,105   10,965    7,852     13,203     11,864   18,617   13,483
Net income              5,105   10,965    7,852     10,237     11,864   10,965    7,852

Balance Sheet Data
(in thousands):

Current assets       $  1,538 $  6,802          $   75,626 $  166,602 $ 36,615
Non-current assets    722,918  186,589           1,264,081  1,538,340  172,224
Current liabilities    16,253      160               9,975     55,532   12,180
Non-current
  liabilities         221,267   54,158           1,056,348  1,162,474   57,586
Shareholders equity   486,936  139,073             273,384    486,936  139,073


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.   LIQUID YIELD OPTION NOTES

     In June 1996, the Company issued 5 1/2% Liquid Yield Option Notes ("LYONs") due 2011 in the aggregate principal amount at maturity of $259.9 million. Each LYON had an issue price of $443.14 and a principal amount at maturity of $1,000. At December 31, 1996 the accreted value of the LYONs was $118.7 million which included $3.5 million of interest accreted during 1996.

     Each LYON is convertible, at the option of the holder, at any time on or prior to maturity, into Common Stock at a conversion rate of 13.412 shares per LYON.

     The LYONs are not redeemable by the Company prior to June 12, 2001. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

     The LYONs will be purchased by the Company, at the option of the holder, on June 12, 2001 and June 12, 2006, for a Purchase Price of $581.25 and $762.39
     (representing issue price plus accrued original issue discount to each date), respectively, representing a 5
     1/2% yield per annum to the holder on such date.  The
     Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof.

     At December 31, 1996 the market value of the LYONs was less than the carrying value by approximately $3 million.


8.   CAPITAL STOCK

     Warrants

     In connection with a Stock Offering during 1996, the Company determined that it would convert the 1,983,605 outstanding 1993 Warrants into the right to receive the Fair Market Value (as defined) calculated to be $19.70 per Warrant. Prior to the conversion, the Company issued 1,726,004 shares of Common Stock with proceeds aggregating approximately $14.3 million upon exercise of such warrants by the holders. The Company used approximately $5.1 million of these proceeds to fund the conversion of the remaining 1993 Warrants presented for redemption.


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.   STOCK BASED COMPENSATION PLANS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected not to adopt the cost recognition provisions of SFAS 123 as permitted by the statement. The Company continues to apply APB Opinion No. 25 in accounting for its stock based compensation plans.

     1993 Stock Option Plan

     Under the Company's 1993 stock option plan, options to acquire up to 2,769,218 shares of common stock can be granted to directors, officers and key employees at no less than the fair market value of the underlying stock on the date of grant. The plan permits the granting of non-qualified stock options as well as incentive stock options. Between 25% and 30% of the options vest on the date of grant and between 20% and 30% vest on each of the next three anniversaries of the grant date. Options expire 10 years after grant and the plan will terminate no later than February 7, 2003. Information pertaining to the plan for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                         Number of  Weighted Average
                                          Shares     Exercise Price
1994:
     Outstanding at beginning of year..  1,405,620      $ 6.06
     Granted...........................     35,000      $14.22
     Exercised.........................    (89,310)     $ 5.81
     Outstanding at end of year........  1,351,310      $ 6.16
     Exercisable at end of year........    766,170      $ 5.90
     Available for grant at end of year     87,618

1995:
     Outstanding at beginning of year..  1,351,310      $ 6.16
     Granted...........................    245,000      $14.61
     Exercised.........................    (27,790)     $ 5.81
     Outstanding at end of year........  1,568,520      $ 7.52
     Exercisable at end of year........  1,093,340      $ 6.57
     Available for grant at end of year  1,092,618

1996:
     Outstanding at beginning of year..  1,568,520      $ 7.52
     Granted...........................    594,500      $23.63
     Exercised.........................   (106,410)     $ 6.10
     Outstanding at end of year........  2,056,610      $12.26
     Exercisable at end of year........  1,507,000      $ 8.68
     Available for grant at end of year    523,118


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.   STOCK BASED COMPENSATION PLANS, Continued

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1995 and 1996, respectively: risk-free interest rates are different for each grant and range from 5.24% to 6.45%; the expected lives of options are 5 years; and volatility of 35.1% for all grants. A summary of the fair value of options granted in 1996 and 1995 follows:

                                               1996      1995

     Weighted-average fair value of
       options granted at-the-money           $ 9.42      $ 5.70
     Weighted-average fair value of
       options granted at a premium           $ 8.46      $ 5.33
     Weighted-average fair value of all
       options granted during the year        $ 9.07      $ 5.44


     The following table summarizes information about stock options outstanding at December 31, 1996:

                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                Weighted    Weighted                     Weighted
  Range of         Number       Average     Average         Number       Average
  Exercise      Outstanding    Remaining    Exercise      Exercisable    Exercise
   Prices       at 12/31/96       Life        Price       at 12/31/96     Price
$5.74 to $6.46     1,182,110       6.16       $ 6.08       1,182,110      $ 6.08

$12.75 to $19.40     305,000       8.34       $14.60         182,500      $13.96

$21.25 to $28.74     569,500       9.76       $23.63         142,390      $23.63

$ 5.74 to $28.74   2,056,610       9.03       $12.27       1,507,000      $ 8.66



         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.   STOCK BASED COMPENSATION PLANS, Continued

     Employee Stock Purchase Plan

     Under the 1995 Employee Stock Purchase Plan, the
     Company is authorized to issue up to 200,000 shares of common stock to its full-time and part-time employees, all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price.
     Under the Plan, the Company sold 47,232 shares for $14.24 per share in 1996 and 43,785 shares for $10.84 per share in 1995. The fair market value of the right to acquire common stock under the Stock Purchase Plan was $4.81 per share in 1996 and $3.71 per share in 1995.

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 and 1995 would approximate amounts below (in thousands, except per share amounts):

                                              1996      1995

     Net income:
          As reported                       $ 5,105   $10,965
          Pro forma                           3,826    10,398

     Net income per common share:
          As reported                       $  0.19   $  0.52
          Pro forma                         $  0.14   $  0.50

     In 1996, the Company recorded compensation expense of approximately $1.9 million related to stock units issued to directors and stock options issued to non-employees of the Company. The expense related to the stock units was equal to the fair value of the stock for which the units can be converted into on the date of grant. The fair value of the options was determined using the following assumptions: risk-free interest rate of 5.79%; expected life of 5 years; and volatility of 35.1%. The options were 100% vested on the date of grant.



         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INCOME TAXES

     Income tax expense for the years ended December 31, 1996, 1995 and 1994 is summarized as follows (in thousands):

                                Federal      State      Total
     1996:
        Current                $ 6,185      $1,348     $7,533
        Deferred                  (185)        (48)      (233)
                                  6,000       1,300     7,300
        Tax benefit from
         extraordinary loss     (1,631)       (346)    (1,977)
                                $ 4,369      $  954    $5,323
     1995:
        Current                $ 6,600      $1,260     $7,860
        Deferred                  (500)        (60)      (560)
                                $ 6,100      $1,200    $7,300

     1994:
        Current                $ 5,594      $1,075     $6,669
        Deferred                  (300)        (56)      (356)
                               $ 5,294      $1,019     $6,313


     The provisions for income tax differ from the amount
     computed by applying the statutory federal income tax
     rate due to the following:
                                          1996        1995      1994
     Federal income tax at
       the statutory rate              $ 3,650     $ 6,393    $ 4,958
     Amortization not deductible         1,262         606        606
     State income taxes, net of any
       current federal income tax
       benefit                             620         780        662
     Other                                (209)       (479)        87
                                       $ 5,323     $ 7,300    $ 6,313

     The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1996, 1995 and 1994 are as follows:

                                 1996         1995        1994
     Deferred tax assets:
       Accrued expenses        $ (9,290)     $(1,992)   $(2,184)
       Reserve for pending sale
         of assets               (1,814)
       Net operating loss
        carryforwards           (12,000)
       Other                     (2,098)        (142)     1,160
                                (25,202)      (2,134)    (1,024)
     Deferred tax liabilities:
       Property and equipment    32,427       12,208     11,062
       Intangibles              257,653       (1,457)      (861)
                                290,080       10,751     10,201

          Net Liability        $264,878      $ 8,617   $  9,177


         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






11.  COMMITMENTS AND CONTINGENCIES

     Lease and Contractual Obligations

     The Company and its subsidiaries lease certain land and facilities used in their operations. The Company also has various employment agreements with broadcast personalities that provide base compensation. Future minimum payments under leases and employment agreements as of December 31, 1996 are payable as follows (in thousands):

                    1997      $ 9,367
                    1998        8,830
                    1999        8,965
                    2000        3,912
                    2001        3,238
                    Thereafter  9,912
                              $44,224

     Rental expense was approximately $3,996, $3,471 and $3,336 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Legal Proceedings

     From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company.


12.  RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan covering substantially all employees who have met eligibility requirements. The Company matches participating employee contributions, subject to a maximum contribution by the Company of between 1 1/2% to 3% of such employee's annual compensation up to $150,000 of such compensation. Total expense related to this plan was $756,618, $334,253 and $289,487 in
     1996, 1995 and 1994, respectively.


13.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company will implement the Statement in the fourth quarter 1997, the effect of which has not yet been determined.




Supplementary Data

Quarterly Financial Data
for the years ended December 31, 1996 and 1995 (Unaudited)

                           First      Second      Third       Fourth      Total
                          Quarter     Quarter    Quarter     Quarter       Year

1996
Net revenue             $  30,074   $  43,120   $  54,326   $  96,241   $ 223,761
Operating income            2,544       9,372       9,229      18,215      39,360
Net income before
  extraordinary loss        1,842       3,761       2,100         368       8,071
Net income                    891       3,761          85         368       5,105
Net income per
   common share: (1)
 Before extraordinary
   loss                     0.09        0.17         0.06        0.01       0.30
 Extraordinary loss        (0.05)       0.00        (0.06)       0.00      (0.11)
   Net income per
     common share           0.04        0.17         0.00        0.01       0.19


1995
Net revenue             $  24,016  $  30,866   $  32,294    $  31,715   $ 118,891
Operating income            1,061      5,628       5,899        6,029      18,617
Net income                    751      3,529       3,488        3,197      10,965
Net income per
   common share (1)         0.04       0.17        0.17         0.16        0.52



[FN]

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





                            PART IV




Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

     (a) List of Documents filed as part of this Report:

          (1) Financial Statements
               The financial statements of Registrant as set forth under Item 8 of this Report on Form 10-K


          (2)  Exhibits

                 See Exhibit Index


     (b) Reports on Form 8-K:

                           During   the  fourth  quarter  of  1996   to
          date, the Company has also filed additional Form 8-Ks on the following dates: October 3, 1996 (relating to the consummation of the Citicasters Merger), October 11, 1996 (relating to the execution of the definitive agreement for the Gannett Exchange), October 23, 1996, as amended on
          December 20, 1996 and March 7, 1997 (relating to the execution and completion of the definitive agreement for the Regent Merger), November 6, 1996 (relating to various other pending acquisitions announced by the Company during October 1996), December 12, 1996 (relating to the completion of the Gannett Exchange), January 9, 1997 (relating to the execution of the definitive agreements to dispose of WKRQ-FM in Cincinnati), January 24, 1997 (relating to various other pending acquisitions announced by the Company in January,
          1997), and March 21, 1997, as amended on March 26, 1997 (relating to the execution of a definitive agreement to acquire EFM Media Management, Inc., EFM Publishing, Inc. and Pam Media, Inc.)

          JACOR COMMUNICATIONS, INC, AND SUBSIDIARIES




                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JACOR COMMUNICATIONS, INC.
                                         (The Company)




Date  March 24, 1997         By      R. Christopher Weber
                                     R. Christopher Weber,
                                    Senior Vice President and
                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.





Date  March 24, 1997                       Randy Michaels
                                           Randy Michaels,
                                      Chief Executive Officer, Director
                                        (Principal Executive Officer)






Date  March 24, 1997                    Robert L. Lawrence
                                        Robert L. Lawrence,
                                       President and Director






Date  March 24, 1997                    Sheli Z. Rosenberg
                                        Sheli Z. Rosenberg,
                                      Board Chair and Director


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                     SIGNATURES, Continued





Date  March 24, 1997                     John W. Alexander
                                         John W. Alexander,
                                              Director





Date  March 24, 1997                    Rod F. Dammeyer
                                        Rod F. Dammeyer,
                                            Director





Date  March 24, 1997                      F. Philip Handy
                                          F. Philip Handy,
                                             Director





Date  March 24, 1997                        Marc Lasry
                                            Marc Lasry,
                                             Director





Date  March 24, 1997                    R. Christopher Weber
                                        R. Christopher Weber
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                        Accounting Officer)

                      INDEX TO EXHIBITS

Exhibit                  Description of Exhibit                  Sequen-
 Number                                                           tially
                                                                 Numbered
                                                                   Page

     2.1 Agreement  and Plan of Merger dated as of  October  8,
         1996   ("Regent   Merger  Agreement")  between   Jacor          *
         Communications,    Inc.    ("Jacor")    and     Regent
         Communications, Inc. (omitting schedules and exhibits not deemed material). Incorporated by reference to
         Exhibit 2.1 to Jacor's Current Report on Form 8-K dated October 23, 1996, as amended.

     2.2 Form  of  Warrant Agreement between Jacor and  KeyCorp          *
         Shareholder Services, Inc., as warrant agent (included as Exhibit B to Regent Merger Agreement). Incorporated by reference to Exhibit 2.2 to Jacor's Current Report on Form 8-K dated October 23, 1996, as amended.

     2.3 Registration Rights Agreement dated as of  October  8,          *
         1996 among Jacor and the parties listed in Schedule  I
         thereto  (included  as  Exhibit  I  to  Regent  Merger
         Agreement).  Incorporated by reference to Exhibit  2.4
         to   Jacor's   Current  Report  on  Form   8-K   dated
         October 23,1996, as amended.

     2.4 Agreement and Plan of Merger dated February  12,  1996          *
         among  Citicasters  Inc.  ("Citicasters"),  Jacor  and
         JCAC, Inc. Incorporated by reference to Exhibit 2.1 to
         Jacor's Current Report on Form 8-K dated February  27,
         1996, as amended.

     2.5 Warrant  Agreement  dated as  of  September  18,  1996          *
         between Jacor and KeyCorp Shareholder Services,  Inc.,
         as   warrant  agent.  Incorporated  by  reference   to
         Exhibit 4.1 to Jacor's Current Report on Form 8-K dated October 3, 1996.

     2.6 Supplemental Agreement dated as of September 18,  1996          *
         between Jacor and KeyCorp Shareholder Services,  Inc.,
         as   warrant  agent.  Incorporated  by  reference   to
         Exhibit 4.2 of Jacor's Current Report on Form 8-K dated October 3, 1996.

     2.7 Registration  Rights Agreement dated as of  August  5,          *
         1996 among Jacor, JCAC, Inc., Great American Insurance
         Company,   American  Financial  Corporation,  American
         Financial  Enterprises, Inc.,  Carl  H.  Lindner,  The
         Carl  H.  Lindner  Foundation, and S.  Craig  Lindner.
         Incorporated by reference to Exhibit 2.22  to  Jacor's
         Post-Effective Amendment No. 1 on Form S-3 to Form S-4
         (File No. 333-6639).


     2.8 Stock  Purchase and Stock Warrant Redemption Agreement          *
         dated  as of February 20, 1996 among Jacor, Prudential
         Venture  Partners  II, L.P., Northeast  Ventures,  II,
         John  T.  Lynch,  Frank  A.  DeFrancesco,  Thomas   R.
         Jiminez,   William  R.  Arbenz,  CIHC,   Incorporated,
         Bankers  Life Holding Corporation and Noble  Broadcast
         Group,  Inc. ("Noble") (omitting exhibits  not  deemed
         material  or  filed  separately  in  executed   form).
         Incorporated  by reference to Exhibit 2.1  to  Jacor's
         Current Report on Form 8-K dated March 6, 1996, as amended.

     2.9 Investment  Agreement dated as of February  20,  1996,          *
         among  Jacor,  Noble  and  the  Class  B  Stockholders
         (omitting exhibits not deemed material). Incorporated by reference to Exhibit 2.2 to Jacor's Current Report on Form 8-K dated March 6, 1996, as amended.

    2.10 Asset  Exchange  Agreement dated as of  September  26,          *
         1996  between Citicasters Co. and Pacific and Southern
         Company,  Inc.  (omitting schedules and  exhibits  not
         deemed   material).  Incorporated  by   reference   to
         Exhibit 2.1 to Jacor's Current Report on Form 8-K dated October 11, 1996.

     3.1 Articles  of  Incorporation of Jacor. Incorporated  by          *
         reference  to  Exhibit  5 to Jacor's  Form  8-A  dated
         February 13, 1997.

     3.2 Bylaws   of   Jacor.  Incorporated  by  reference   to          *
         Exhibit 6 to Jacor's Form 8-A dated February 13, 1997.

     4.1 Indenture dated as of December 17, 1996 between  Jacor          *
         Communications  Company ("JCC") and The  Bank  of  New
         York  for  JCC's 9 3 4% Senior Subordinated Notes  due
         2006  and  Jacor's Guaranty thereof.  Incorporated  by
         reference  to  Exhibit  4.11  to  Jacor's   Form   S-3
         Registration Statement (File No. 333-19291).

     4.2 Indenture dated as of June 12, 1996 between Jacor  and          *
         The  Bank of New York for Jacor's Liquid Yield  Option
         Notes   Due   2011.  Incorporated  by   reference   to
         Exhibit   4.23   to  Jacor's  Form  S-4   Registration
         Statement (File No. 333-6639).

     4.3 Indenture dated as of June 12, 1996 among Jacor, JCAC,          *
         Inc. and First Trust of Illinois, National Association
         for JCAC, Inc.'s 10 1 8% Senior Subordinated Notes due
         2006  and  Jacor's Guaranty thereof.  Incorporated  by
         reference  to  Exhibit  4.24  to  Jacor's   Form   S-4
         Registration Statement (File No. 333-6639).

     4.4 Credit  Agreement dated as of June 12,  1996  ("Credit          *
         Agreement") by and among JCAC, Inc., the Lenders named
         therein    (the   "Lenders"),   Chemical   Bank,    as
         Administrative Agent, Banque Paribas, as Documentation
         Agent,  and  Bank of America Illinois, as  Syndication
         Agent.  Incorporated by reference to Exhibit  4.27  to
         Jacor's   Form   S-4  Registration   Statement   (File
         No. 333-6639).

     4.5 Security  Agreement dated as of June 12, 1996  by  and          *
         between JCAC, Inc. and Chemical Bank as Administrative
         Agent.  Incorporated by reference to Exhibit  4.28  to
         Jacor's   Form   S-4  Registration   Statement   (File
         No. 333-6639).

     4.6 Parent Guaranty dated as of June 12, 1996 by Jacor  in          *
         favor  of Chemical Bank, as Administrative Agent,  for
         the  Lenders and any Interest Rate Hedge Providers (as
         defined  in  the  Credit Agreement).  Incorporated  by
         reference  to  Exhibit  4.29  to  Jacor's   Form   S-4
         Registration Statement (File No. 333-6639).

     4.7 Pledge  Agreement dated as of June  12,  1996  by  and          *
         between  Jacor  and  Chemical Bank, as  Administrative
         Agent  for  the  Agents  (as  defined  in  the  Credit
         Agreement),  the Lenders and any Interest  Rate  Hedge
         Providers.  Incorporated by reference to Exhibit  4.30
         to  Jacor's  Form  S-4  Registration  Statement  (File
         No. 333-6639).

     4.8 First  Amendment dated as of June 18, 1996  to  Credit          *
         Agreement  dated  as of June 12,  1996  by  and  among
         JCAC,  Inc., the Lenders named therein, Chemical Bank,
         as    Administrative   Agent,   Banque   Paribas,   as
         Documentation Agent, and Bank of America Illinois,  as
         Syndication   Agent.  Incorporated  by  reference   to
         Exhibit 4 to Jacor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended.

     4.9 Second  Amendment dated as of September  18,  1996  to          *
         Credit  Agreement dated as of June  12,  1996  by  and
         among   Citicasters  (as  successor   by   merger   to
         JCAC,  Inc.),  the  Lenders named therein,  The  Chase
         Manhattan  Bank  (as successor by merger  to  Chemical
         Bank),  as  Administrative Agent, Banque  Paribas,  as
         Documentation Agent, and Bank of America Illinois,  as
         Syndication  Agent  (omitting  exhibits   not   deemed
         material). Incorporated by reference to Exhibit 4.1 to Jacor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended.

    4.10 Third  Amendment dated as of October 8, 1996 to Credit          *
         Agreement  dated  as of June 12,  1996  by  and  among
         Citicasters  (as successor by merger to  JCAC,  Inc.),
         the  Lenders  named therein, The Chase Manhattan  Bank
         (as   successor  by  merger  to  Chemical  Bank),   as
         Administrative Agent, Banque Paribas, as Documentation
         Agent,  and  Bank of America Illinois, as  Syndication
         Agent   (omitting   exhibits  not  deemed   material).
         Incorporated  by reference to Exhibit 4.2  to  Jacor's
         Quarterly  Report on Form 10-Q for the  quarter  ended
         September 30, 1996, as amended.

 4.11(#) Stock  Option  Agreement dated as  of  June  23,  1993          *
         between  Jacor  and  Rod F. Dammeyer  covering  10,000
         shares of Jacor's common stock. (1) Incorporated by reference to Exhibit 4.3 to Jacor's Quarterly Report on Form 10-Q dated August 13, 1993.

 4.12(#) Stock  Option Agreement dated as of December 15,  1994          *
         between  Jacor  and  Rod  F. Dammeyer  covering  5,000
         shares of Jacor's common stock. (2) Incorporated by reference to Exhibit 4.23 to Jacor's Quarterly Report on Form 10-Q dated August 13,1993.

 10.1(+) Employment  Agreement dated February 20, 1996  by  and          *
         between Noble Broadcast Group, Inc. and John T. Lynch, as assumed by the Registrant effective July 15, 1996.
         Incorporated by reference to Exhibit 10.1  to  Jacor's
         Quarterly  Report  on  Form 10-Q  dated  November  14,
         1996,as amended.*

 10.2(+) Employment  Agreement dated February 20, 1996  by  and          *
         between  Noble  Broadcast Group,  Inc.  and  Frank  A.
         DeFrancesco, assumed by the Registrant effective  July
         15,  1996.  Incorporated by reference to Exhibit  10.2
         to   Jacor's  Quarterly  Report  on  Form  10-Q  dated
         November 14, 1996, as amended.*

 10.3(+) Jacor  Communications, Inc. 1993  Stock  Option  Plan.          *
         Incorporated  by reference to Exhibit  99  to  Jacor's
         Quarterly Report on Form 10-Q dated August 13, 1993.*

 10.4(+) Jacor   Communications,  Inc.  1995   Employee   Stock          *
         Purchase  Plan.  Incorporated by reference to  Exhibit
         4.01 to Jacor's Registration Statement on Form S-8, filed on November 9, 1994.*

 10.5(+) Jacor  Communications, Inc. Executive Stock Unit  Plan
         effective as of November 7, 1996.                              78

 10.6(+) Jacor Communications, Inc. 1996 Non-Employee Directors
         Stock Units.                                                   87

      11 Statement re: computation of per share earnings.               88

      21 Subsidiaries of Registrant.                                    89

    23.1 Consent of Independent Accountants.                            91











__________________

(*) Incorporated by reference as indicated.

(+) Management Contracts and Compensatory Arrangements.

(1) Identical documents were entered into with John W.
    Alexander, F. Philip Handy and Marc Lasry.

(2) Identical documents were entered into with John W. Alexander, F. Philip Handy, Marc Lasry and Sheli Z. Rosenberg. An additional grant of 5,000 stock options was made to each of these five individuals in February 1996 pursuant to substantially identical documents.




                        EXHIBIT 10.5




















                 JACOR COMMUNICATIONS, INC.


                  EXECUTIVE STOCK UNIT PLAN


                 JACOR COMMUNICATIONS, INC.
                  EXECUTIVE STOCK UNIT PLAN


      ARTICLE 1.  ESTABLISHMENT, PURPOSE, AND DURATION

      1.1. Establishment of the Plan. Jacor Communications, Inc., a Delaware corporation ("Jacor"), hereby establishes, effective November 7, 1996, a stock compensation plan known as the "Executive Stock Unit Plan" (the "Plan"), which permits the grant of Stock Units to Key Employees of the Company. The Plan was approved by the Board of Directors of Jacor on November 7, 1996.

      1.2. Purpose of the Plan. The purpose of the Plan is to promote the success of the Company and its Subsidiaries by providing stock-based incentives to Key Employees that will link their personal interests to the long-term financial success of the Company and its Subsidiaries and to growth in shareholder value. The Plan is designed to provide flexibility to the Company in its ability to motivate and retain the services of Key Employees upon whose judgment, interest, and special effort the successful conduct of its operations is largely dependent.

      1.3. Duration of the Plan. The Plan commences on November 7, 1996, as described in Section 1.1 herein. The Plan shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article 8 herein, until all Shares subject to it shall have been purchased or acquired according to the provisions herein.

          ARTICLE 2.  DEFINITIONS AND CONSTRUCTION

      2.1. Definitions. Whenever used in the Plan, the following terms shall have the meanings set forth below and, when the meaning is intended, the initial letter of the word is capitalized:

     (a) "Award" means, individually or collectively, a grant under this Plan of Stock Units.

     (b) "Beneficial Owner" shall have the meaning ascribed to such term in Rule 13d-3 of the General Rules and Regulations under the Exchange Act.

     (c) "Board" or "Board of Directors" means the Board of Directors of the Company.

     (d) "Change in Control" shall be deemed to have occurred at such time as (i) any person (as the term "person" is used in Section 13(d)(3) or
          Section 14(d)(2) of the Exchange Act) other than Zell/Chilmark Fund L.P., Jacor, any subsidiary of Jacor, or any employee benefit plan of either Jacor or any Subsidiary of Jacor, files a Schedule 13D or 14D-1 under the Securities Exchange Act of 1934 (or any successor schedule, form or report)
          disclosing   that  such  person  has  become   the
          beneficial owner of 50% or more of the Common Stock or other capital stock of Jacor into which such Common Stock is reclassified or changed, with
          certain   exceptions,  or  (ii)  there  shall   be
          consummated   any  consolidation  or   merger   of
          Jacor (a) into which Jacor is not the continuing or surviving corporation or (b) pursuant to which the
          Common   Stock  would  be  converted  into   cash,
          securities  or  other  property,  in  each   case,
          whether than a consolidation or merger of Jacor in which the holders of Common Sock immediately prior to the consolidation or merger own, directly or indirectly, at least a majority of Common Stock of
          the    continuing    or   surviving    corporation
          immediately after the consolidation or merger.

     (e) "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     (f) "Company" means Jacor, or any successor thereto as provided in Article 15 herein.

     (g) "Fair Market Value" means the average of the highest price and lowest price at which the Common Stock was traded on the relevant date, or on the most recent date on which the Stock was traded prior to such date, as reported on the Nasdaq National Market or any stock exchange which may then constitute the primary public trading market for the Common Stock.

      (h) "Key Employee" means an employee of the Company or any of its Subsidiaries, including an employee who is an officer or a director of the Company or any of its Subsidiaries, who, in the opinion of the Board, can contribute significantly to the growth and profitability of the Company and its Subsidiaries. The granting of an Award under this Plan shall be deemed a determination by the Board that such employee is a Key Employee, but shall not create a right to remain a Key Employee.

      (i) "Participant" means a Key Employee who has been granted an Award under the Plan.

     (j) "Stock Unit" means a derivative interest in Common Stock of the Company which may be converted on the date of grant into cash, or which may be credited to a bookkeeping account and then paid out on a one-for-one basis into Common Stock of the Company upon the occurrence of certain Trigger Events (as defined herein).

      (k) "Subsidiary" shall mean any corporation of which more than 50% (by number of votes) of the Voting
          Stock at the time outstanding is owned, directly or indirectly, by the Company.

     (l) "Common Stock" or "Shares" means the common stock, $.01 par value, of the Company.

     (m) "Voting Stock" shall mean securities of any class or classes of stock of a corporation, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors.

       2.2. Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular, and the singular shall include the plural.

      2.3. Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                 ARTICLE 3.  ADMINISTRATION

      3.1. Authority of the Board of Directors. The Plan shall be administered by the Board of Directors of the Company or, if designated by the Board, by any committee comprised solely of two or more non-employee directors (as defined in Rule 16b-3 under the Securities Exchange Act of
1934) (the "Board"). Subject to the provisions of the Plan, the Board shall have full power to construe and interpret the Plan; to establish, amend or waive rules and regulations for its administration; to grant Awards on such terms and conditions as the Board deems appropriate, including any vesting provisions and the determination of the cash value of each Stock Unit as of the date of the grant; to accelerate the vesting of any Award; and to amend the terms and conditions of any outstanding Award to the extent such terms and conditions are within the discretion of the Board as provided in the Plan. Also notwithstanding the foregoing, no action of the Board (other than pursuant to Section 4.3 hereof or Section 6.5 hereof) may, without the consent of the person or persons entitled to receive payment of any other outstanding Award, adversely affect the rights of such person or persons.

      3.2. Selection of Participants. The Board shall have the authority to grant Awards under the Plan, from time to time, to such Key Employees as may be selected by it.

       3.3. Decisions Binding. All determinations and decisions made by the Board pursuant to the provisions of the Plan and all related orders or resolutions of the Board shall be final, conclusive and binding on all persons, including the Company and its Subsidiaries, its stockholders, employees, and Participants and their estates and beneficiaries, and such determinations and decisions shall not be reviewable.

     3.4. Delegation of Certain Responsibilities. The Board may, in its sole discretion, delegate to an officer or officers of the Company the administration of the Plan under this Article 3; provided, however, that the Board may not delegate its authority to correct errors, omissions or inconsistencies in the Plan. All authority delegated by the Board under this Section 3.4 shall be exercised in accordance with the provisions of the Plan and any guidelines for the exercise of such authority that may from time to time be established by the Board.

      3.5. Rule 16b-3 Requirements. Notwithstanding any other provision of the Plan, the Board may impose such conditions on any Award (including, without limitation, the right of the Board or the Board to limit the time of exercise to specified periods) as may be required to satisfy the requirements of Rule 16b-3 (or any successor rule), under the Securities and Exchange Act of 1934 ("Rule 16b-3").
           ARTICLE 4.  COMMON STOCK SUBJECT TO THE PLAN

      4.1. Issuance of Shares. Common Stock delivered under the Plan may consist, in whole or in part, of authorized and unissued Shares or treasury Shares. The award of Stock Units shall not be deemed to constitute an issuance of Common Stock under the Plan unless payment is made in Common Stock, in which case only the number of Shares to be issued in payment of such Stock Unit Award shall constitute an issuance of Common Stock under the Plan. In the event that a Participant's elections with respect to the Stock Unit Awards, in the aggregate, would result in the issuance of such number of shares of the Company Common Stock so as to require the approval of the Plan by the Company's shareholders pursuant to the rules and regulations of the Nasdaq National Market or any stock exchange on which the Company's Common Stock is traded, the Company shall submit the Plan for approval by shareholders at its next annual meeting of shareholders. Pending such approval, the Company may not issue shares in excess of the number triggering the need for shareholder approval and the Company may pay cash in lieu of issuing such shares in an amount equal to Fair Market Value.

      4.2.  Lapsed Awards.  If any Award granted under  this
Plan terminates, expires, or lapses for any reason, any Common Stock subject to such Award again shall be available for the grant of an Award under the Plan.

     4.3. Adjustments in Authorized Shares. In the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, Common Stock dividend, split-up, share combination, or other change in the corporate structure of the Company affecting the Common Stock, such adjustment shall be made in the number and class of shares which may be delivered under the Plan, and in the number and class of and/or price of shares subject to outstanding Common Stock Units granted under the Plan, as may be determined to be appropriate and equitable by the Board, in its sole discretion, to prevent dilution or enlargement of rights; and provided that the number of shares subject to any Award shall always be a whole number.

          ARTICLE 5.  ELIGIBILITY AND PARTICIPATION

      Persons eligible to participate in this Plan include all employees of the Company and its Subsidiaries who, in the opinion of the Board, are Key Employees. "Key Employees" may include employees who are members of the Board, but may not include directors who are not employees. Subject to the provisions of the Plan, the Board may from time to time select those Key Employees to whom Awards shall be granted and determine the nature and amount of each Award. No employee shall have any right to be granted an Award under this Plan even if previously granted an Award.

                   ARTICLE 6.  STOCK UNITS

      6.1. Grant of Stock Units. Subject to the terms and provisions of the Plan, Stock Units may be granted to Participants at any time and from time to time on such terms as shall be determined by the Board. The Board shall have complete discretion in determining the number of Stock Units granted to each Participant.

      6.2. Election Regarding Payment of Stock Units. Each Participant must elect, by completing and signing an Election Form in substantially the form attached hereto as Exhibit A, to either (i) convert all or part of his or her Stock Unit Award into cash, equivalent to the cash value of the Stock Units established by the Board on the date of grant, receive a cash award for the corresponding number of Stock Units converted to cash, and receive the remaining
Stock Units in shares of Common Stock payable upon the occurrence of certain trigger events set forth on the
Participant's election form in his or her complete discretion ("Trigger Events"); or (ii) receive his or her entire Stock Unit Award in shares of Common Stock, payable upon the occurrence of certain Trigger Events. The terms and conditions of the Trigger Events may vary by Stock Unit Award, by Participant, or both. The Election Form shall be filed with the Secretary of the Company prior to the date on which any Stock Unit Award is made. Such election will be irrevocable as to any Stock Unit Award made after delivery of the election form to the Company, and it shall continue in effect until revoked, increased or decreased prospectively by Participant prior to the grant of any future Stock Unit Award for which the change is effective.

      6.3 Accounting for Stock Units. Any portion of a participant's Stock Unit Award which is not converted to cash as set forth in Section 6.2(i) above shall be credited by the Company to a bookkeeping account to reflect the Company's liability to that Participant (the "Stock Unit Account"). Each Stock Unit is credited as a Common Stock equivalent on the date so credited. Additional stock equivalents may be added to the Stock Unit Account equal to the amount of Common Stock that could be purchased with dividends equal to that paid on one share of Common Stock, multiplied by the number of stock equivalents then existing in the Stock Unit Account, based on the Fair Market Value of the Common Stock on the date a dividend is paid on the Common Stock. If a stock dividend or stock split occurs, a Participant's Stock Unit Account shall be credited with a number of Common Stock equivalents equal to the number of shares which were distributed with respect to each share of issued and outstanding Common Stock, multiplied by the number of stock equivalents recorded to the Participant's Stock Unit Account on the record date for such distribution. Because the Trigger Events for each Stock Unit Award may differ, the Company shall establish a separate Stock Unit Account for each separate Stock Unit Award.

      6.4. Distribution of Stock Unit Accounts. Upon the occurrence of particular Trigger Events, the holder of a Stock Unit Award shall be entitled to receive a number of shares of Common Stock which corresponds to the number of Stock Units granted as part of the initial Stock Unit Award.

      6.5. Termination of Employment. In the case of death, disability, retirement or termination of employment (each of disability and retirement as defined under the established rules of the Company or any of its Subsidiaries, as the case may be), the holder of a Stock Unit shall receive in Common Stock the number of fully vested Stock Units held by the Participant as if the Trigger Events had occurred.

             ARTICLE 7.  BENEFICIARY DESIGNATION

     Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively and who may include a trustee under a will or living trust) to whom any benefit under the Plan is to be paid in case of his death before he receives any or all of such benefit. Each designation will revoke all prior designations by the same Participant, shall be in a form prescribed by the Board, and will be effective only when filed by the Participant in writing with the Board during his lifetime. In the absence of any such designation or if all designated beneficiaries predecease the Participant, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

                  ARTICLE 8.  MISCELLANEOUS

      8.1. Rights of Employees. Nothing in the Plan shall interfere with or limit in any way the right of the Company or any of its Subsidiaries to terminate any Participant's employment at any time, nor confer upon any Participant any right to continue in the employ of the Company or any of its Subsidiaries. No employee shall have a right to be selected as a Participant, or, having been so selected, to be selected again as a Participant. Neither the establishment of the Plan nor any amendment thereof shall be construed as giving any Participant, beneficiary, or any other person any legal or equitable right, unless such right shall be specifically provided for in the Plan or conferred by specific action of the Board in accordance with the terms and provisions of the Plan. Except as expressly provided in this Plan, neither the Company nor any of its Subsidiaries shall be required or be liable to make any payment under the Plan. Neither the Participant nor any other person shall acquire, by reason of the Plan, any right in or title to any assets, funds or property of the Company or any of its Subsidiaries whatsoever including, without limiting the generality of the foregoing, any specific funds, assets, or other property which the Company or any of its Subsidiaries, in its sole discretion, may set aside in anticipation of a liability hereunder. Any benefits which become payable hereunder shall be paid from the general assets of the Company or the applicable subsidiary. The Participant shall have only a contractual right to the amounts, if any, payable hereunder unsecured by any asset of the Company or any of its Subsidiaries, and the status of a Participant with respect to any liabilities of the Company hereunder shall be solely those of an unsecured creditor of the Company. Nothing contained in the Plan constitutes a guarantee by the Company or any of its Subsidiaries that the assets of the Company or the applicable subsidiary shall be sufficient to pay any benefit to any person.

      8.2. Change in Control. Notwithstanding any other provisions of the Plan, in the event of a Change in Control, all Stock Unit Awards granted and outstanding under this Plan shall vest in full and be immediately paid out in Common Stock.

      8.3. Amendment, Modification and Termination. At any time and from time to time, the Board may terminate, amend, or modify the Plan. No termination, amendment or modification of the Plan other than pursuant to Section 4.3 hereof shall in any manner adversely affect any Award theretofore granted under the Plan, without the written consent of the Participant.

      8.4. Tax Withholding. The Company and any of its Subsidiaries shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company or any of its Subsidiaries, an amount sufficient to satisfy Federal, state and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any grant, exercise, or payment made under or as a result of this Plan.

      8.5. Securities Laws and Shareholder Rights. Common Stock shall not be distributed to Participants upon distribution from their Stock Unit Accounts unless the issuance complies with all relevant provisions of law, including without limitation, (i) securities laws of any appropriate state, and (ii) the Securities Act of 1933 and the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder by the Securities and Exchange Commission. Participants shall not be deemed for any purpose to be or have rights as shareholders of the Company with respect to any stock equivalents credited to a Participant's Stock Unit Account, until and unless a certificate for Common Stock is issued upon distribution hereunder.

      8.6. Successors. All obligations of the Company under the Plan, with respect to Awards granted hereunder, shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation or otherwise, of all or substantially all of the business and/or assets of the Company.

      8.7. Requirements of Law. The granting of Awards and the issuance of Shares of Common Stock under this Plan shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

      8.8.  Governing  Law.  The Plan,  and  all  agreements
hereunder,  shall  be  construed  in  accordance  with   and
governed by the laws of the State of Delaware.

EXHIBIT A
                          EXECUTIVE STOCK UNIT PLAN

                                ELECTION FORM


      Pursuant to Section 6.2 of the Plan, I hereby elect for the period commencing on the date hereof, and ending on the third business day after delivery to the Company of any written notice that I change or revoke my election, that the following percentage of any Stock Unit Award that may be granted to me be converted immediately to cash, with the remainder of any such Stock Unit Award to be deferred and credited into a Stock Unit Account, all in accordance with Section 6.2 of the Plan:

 _________%      (0-100) of any Stock Unit Award to be converted immediately to cash

      I understand the amounts deferred under the Plan are not actually invested in the Common Stock of the Company, and such Stock Unit is merely an index for the calculation of a bookkeeping account related to my deferrals, and no representation has been made to me to the contrary. The Participant shall have only a contractual right to the amounts, if any, payable hereunder unsecured by any asset of the Company or any of its Subsidiaries, and the status of a Participant with respect to any liabilities of the Company hereunder shall be solely those of an unsecured creditor of the Company.

      I hereby elect to have the remainder of my Stock Unit Award payable in the form of Common Stock upon the occurrence of the following Trigger Events:
_____________________________________________________________________________
_____________________________________________________________________________
_____________________________________________________________________________
_____________________________________________________________________________
_____________________________________________________________________________
_____________________________________________________________________________
___________

     I acknowledge and agree that this election is irrevocable and may not be changed with respect to any Stock Unit Award(s) granted to me prior to the effective date of my change in election. I also acknowledge and understand that the distribution of any future Stock Unit Award granted to me under the Plan may be changed by me prior to the date of any such Award.

     EXECUTIVE:



____________________________________
               (Signature)

____________________________________
               (Date)




                                Exhibit 10.6



     In July 1996, the Registrant's Board of Directors granted to each of the Registrant's five non-employee directors (Mrs. Rosenberg and Messrs. Dammeyer, Alexander, Handy and Lasry) units to acquire 3,740 shares of the Registrant's common stock (for an aggregate of 18,700 shares). Such units were issued to the non-employee directors in lieu of cash director fees and a special bonus. Each unit entitles a director to receive a share of the Registrant's common stock upon the earlier of the director no longer serving as a director, or except for units issued to Mr. Dammeyer, when the value of a share of the Registrant's common stock equals or exceeds $53.50 for five consecutive trading days.

      These stock units were not issued pursuant to any written contract or compensatory plan. Accordingly, this description of the units is being filed in accordance with Item 601(10)(iii)(A) of Regulation S-K promulgated under the Securities Act of 1933, as amended.


          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                          EXHIBIT 11

  Computation of Consolidated Income (Loss) Per Common Share
     for the Years ended December 31, 1996, 1995 and 1994
                  (In thousands, except per share amounts)



                                        1996           1995         1994

Income for primary and fully
  diluted computation:
     Income                         $   5,105     $   10,965    $   7,852


Primary (1):
     Weighted average common shares
       and dilutive common stock
       equivalents:
          Common stock outstanding     25,433         18,908       19,573
          Stock purchase warrants        -               911          797
          Stock options                 1,097            794          739
          Contingently issuable
            common shares                 300            300          300
                                       26,830         20,913       21,409

Primary income per common share:
     Before extraordinary item       $  0.30        $ 0.52       $ 0.37
     Extraordinary item                (0.11)           -            -
                                      $  0.19        $ 0.52       $ 0.37




NOTE:

1. Fully diluted earnings per share is not presented since it approximates primary income per share.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                          EXHIBIT 21

The following is a list of the subsidiaries of the Company as of December 31, 1996. All of these subsidiaries are included in the Consolidated Financial Statements which are a part of this report.

                                       Percentage
                                        State of      of Equity
Name of Company         Relationship  Incorporation   Ownership

Jacor Broadcasting
  Corporation            Subsidiary      Ohio            100%
Broadcast Finance, Inc.  Subsidiary      Ohio            100%
Jacor Broadcasting
  of Florida, Inc.       Subsidiary      Florida         100%
Jacor Broadcasting
  of Atlanta, Inc.       Subsidiary      Georgia         100%
Jacor Broadcasting
  of Colorado, Inc.      Subsidiary      Colorado        100%
Jacor Broadcasting
  of Lexington, Inc.     Subsidiary      Kentucky        100%
Jacor Broadcasting
  of Knoxville,Inc.      Subsidiary      Delaware        100%
Jacor Broadcasting
  of Tampa Bay, Inc.     Subsidiary      Florida         100%
Jacor Cable, Inc.        Subsidiary      Kentucky        100%
Georgia Network
  Equipment, Inc.        Subsidiary      Georgia         100%
Jacor Broadcasting
  of San Diego, Inc.     Subsidiary      Delaware        100%
Jacor Broadcasting
  of St. Louis, Inc.     Subsidiary      Missouri        100%
Jacor Broadcasting
  of Sarasota, Inc.      Subsidiary      Florida         100%
Jacor Broadcasting
  of Idaho, Inc.         Subsidiary      Delaware        100%
Inmobiliaria Radial,
  S.A. de C.V.           Subsidiary      Mexico          100%
Jacor Broadcasting
  of Iowa, Inc.          Subsidiary      Delaware        100%
Noble Broadcast Group,
  Inc.                   Subsidiary      Delaware        100%
Noble Broadcast of
  Colorado, Inc.         Subsidiary      California      100%
Noble Broadcast of
  San Diego, Inc.        Subsidiary      California      100%
Noble Broadcast of
  St. Louis, Inc.        Subsidiary      Delaware        100%
Noble Broadcast of
  Toledo, Inc.           Subsidiary      California      100%
Nova Marketing Group
  Inc.                   Subsidiary      California       70% (1)
Noble Broadcast
  Licenses, Inc.         Subsidiary      California      100%

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                     EXHIBIT 21, Continued



                                       Percentage
                                        State of      of Equity
Name of Company         Relationship  Incorporation   Ownership

Noble Broadcast
  Holdings, Inc.         Subsidiary      Delaware        100%
Sports Radio
  Broadcasting, Inc.     Subsidiary      California      100%
Nobro, S.C.              Subsidiary      Mexico          100%
Sports Radio, Inc.       Subsidiary      California      100%
Noble Broadcast
  Center, Inc.           Subsidiary      California      100%
Citicasters Co.          Subsidiary      Ohio            100%
GACC-N26LB. Inc.         Subsidiary      Delaware        100%
GACC-340, Inc.           Subsidiary      Delaware        100%
Cine Guarantors, Inc.    Subsidiary      California      100%
Great American
  Television
  Productions, Inc.      Subsidiary      California      100%
Cine Guarantors II, Inc. Subsidiary      California      100%
Great American
  Merchandising
  Group, Inc.            Subsidiary      New York        100%
Taft-TCI Satellite
  Services, Inc.         Subsidiary      Colorado        100%
Cine Films, Inc.         Subsidiary      California      100%
The Sy Fischer Company
  Agency, Inc.           Subsidiary      California      100%
Location Productions,
  Inc.                   Subsidiary      California      100%
Location Productions
  II, Inc.               Subsidiary      California      100%
Cine Mobile Systems
  Int'l, N.V.            Subsidiary      Antille         100%
Cine Movil S.A. de C.V.  Subsidiary      Mexico          100%
Cine Guarantors II, LTD. Subsidiary      Canada          100%
Jacor National Corp.     Subsidiary      Delaware        100%
Marathon Communications,
  Inc.                   Subsidiary      New York        100%
WIBX, Inc.               Subsidiary      New York        100%




(1) Nova Marketing Group, Inc. became a 100% owned subsidiary in
    February 1997.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                         EXHIBIT 23.1








              CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Jacor Communications, Inc. on Forms S-8 (File No. 33-65126, File No. 33-10329, and File No. 33-56385) and on Forms S-3 (File No. 33-53612 and File No. 333-06639) of our report dated February 27, 1997, on our audits of the consolidated financial statements of Jacor Communications, Inc. and Subsidiaries as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, which reports are included in this Annual Report on Form 10-K.









COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
March 27, 1997