Form 10-Q
period 1997-03-31
JACOR COMMUNICATIONS INC
filed 1997-05-06
CIK 702808

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1997

                               OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934



                  Commission File No. 0-12404

                  JACOR COMMUNICATIONS, INC.


A Delaware Corporation                   Employer Identification
                                              No. 31-0978313


                         50 East RiverCenter Blvd.
                         12th Floor
                         Covington, Kentucky  41011
                         Telephone (606) 655-2267



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                Yes    X              No



At May 1, 1997, 34,894,320 shares of common stock were outstanding.

                  JACOR COMMUNICATIONS, INC.

                             INDEX



                                                         Page
                                                        Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of March 31, 1997 and December 31,
            1996                                          3

          Condensed Consolidated Statements of
            Operations for the three months ended
            March 31, 1997 and 1996                       4

          Condensed Consolidated Statements of
            Cash Flows for the three months ended
            March 31, 1997 and 1996                       5

          Notes to Condensed Consolidated Financial
            Statements                                    6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                10


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K          17

     Signatures                                          19

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)
                                                March 31,          December 31,
                                                  1997                 1996
                     ASSETS
Current assets:
  Cash and cash equivalents                   $    12,418         $   78,137
  Accounts receivable, less allowance for
    doubtful accounts of $4,265 in 1997
    and $3,950 in 1996                             86,326             79,502
  Prepaid expenses and other current assets        17,081              8,963
                Total current assets              115,825            166,602
Property and equipment, net                       157,631            131,488
Intangible assets, net                          1,531,138          1,290,172
Other assets                                       87,827            116,680
            Total assets                      $ 1,892,421         $1,704,942
                     LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses
    and other current liabilities             $    65,496         $   55,532
  Long-term debt, current portion                   8,500
            Total current liabilities              73,996             55,532
Long-term debt, net of current portion            688,500            670,000
5 1/2% Liquid Yield Option Notes                  120,183            118,682
Other liabilities                                 111,035            108,914
Deferred tax liability                            302,884            264,878

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred Stock, authorized and unissued
   4,000,000 shares                                  -                  -
Common Stock, no par value, $0.01 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   34,834,780 in 1997 and 31,287,221 in 1996          348               313
Additional paid-in capital                        538,564           432,721
Common stock warrants                              31,500            26,500
Unrealized gain on investments                      8,191             2,042
Retained earnings                                  17,220            25,360

            Total shareholders' equity            595,823           486,936
            Total liabilities and
              shareholders' equity            $ 1,892,421        $1,704,942

                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      for the three months ended March 31, 1997 and 1996
                 (in thousands, except per share data)



                                                1997               1996
Broadcast revenue                            $100,153            $ 33,572
   Less agency commissions                     11,325               3,498
       Net revenue                             88,828              30,074
Broadcast operating expenses                   67,305              23,870

Depreciation and amortization                  13,369               2,619
Corporate general and
  administrative expenses                       2,762               1,139
       Operating income                         5,392               2,446
Interest expense                              (17,176)             (2,111)
Gain on sale of assets                          4,695               2,539
Other income, net                                 405                 227
      (Loss) income before income taxes
         and extraordinary loss                (6,684)              3,101
Income tax benefit (expense)                    4,100              (1,259)

     (Loss) income before extraordinary
        loss                                   (2,584)              1,842

Extraordinary loss, net of income
  tax benefit                                  (5,556)               (951)

      Net (loss) income                     $ (8,140)            $    891

Net (loss) income per common share:

  Before extraordinary loss                  $  (0.08)            $  0.09
  Extraordinary loss                            (0.16)              (0.05)

     Net (loss) income per common share     $  (0.24)            $   0.04



Number of common shares used in per
  share computations                          34,085               20,503










          The accompanying notes are an integral part of the condensed consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three months ended March 31, 1997 and 1996
                            (in thousands)




                                                         1997          1996
     Cash flows from operating activities:

       Net cash provided by operating activities          4,503         4,027

     Cash flows from investing activities:
       Capital expenditures                              (4,860)       (3,437)
       Cash paid for acquisitions                      (136,190)      (48,100)
       Proceeds from News Corp. Warrants sale            44,495          -
       Proceeds from sale of radio stations                -            6,454
       Purchase of Noble warrant                           -          (52,775)
       Loans made in conjunction with acquisitions         -          (41,625)
       Other                                               -             (841)

       Net cash used by investing activities            (96,555)     (140,324)

     Cash flows from financing activities:
       Proceeds from issuance of long-term debt          77,000       190,000
       Proceeds from issuance of common stock              -              496
       Repayment of long-term debt                      (50,000)      (52,000)
       Payment of finance cost                             (667)       (3,697)
       Other                                               -              (50)

       Net cash provided by financing activities         26,333       134,749

     Net decrease in cash and cash equivalents          (65,719)       (1,548)
     Cash and cash equivalents at
       beginning of period                               78,137         7,437

     Cash and cash equivalents at end of period        $ 12,418      $  5,889

     Supplemental schedule of non-cash investing
       and financing activities:
     Common shares issued in acquisitions              $105,900
     Warrants issued in acquisitions                      5,000







               The accompanying notes are an integral part of the condensed consolidated financial statements.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   FINANCIAL STATEMENTS

     The December 31, 1996 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

2.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions

     In January 1997, the Company acquired the FCC licenses and broadcast assets of KIDO-AM and KLTB-FM in Boise, Idaho and KARO-FM in Caldwell, Idaho for a purchase price of $11.0 million from Colfax Communications, Inc.

     In February 1997, the Company purchased certain assets, a construction permit and related real estate for unconstructed radio station WEDD-FM in Englewood, Florida for an aggregate of $0.8 million from Sarasota-Charlotte Broadcasting Corporation.

     Also in February 1997, the Company acquired Regent Communications, Inc. for an approximate aggregate value of $179.9 million, which included (i) the issuance of approximately 3.55 million shares of common stock valued at $105.9 million, (ii) the issuance of warrants to acquire 500,000 shares of common stock at $40 per share valued at $5.0 million, (iii) the repayment of approximately $64.0 million in debt, and (iv) approximately $5.0 million in cash. Regent owned, operated or represented 19 radio stations located in Kansas City, Salt Lake City, Las Vegas, Louisville, and Charleston.

     In March 1997, the Company acquired the FCC licenses and broadcast assets of WHO-AM and KLYF-FM in Des Moines and WMT-AM and WMT-FM in Cedar Rapids for a purchase price of $52.5 million in cash from Palmer Broadcasting Limited Partnership.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     All of the above acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming each of the first quarter 1997 and 1996 acquisitions had taken place at the beginning of 1996, unaudited pro forma consolidated results of operations would have been as follows:

                                        Pro Forma (Unaudited)
                                         Quarter Ended March 31,
                                        1997           1996

     Net revenue                            $ 118,360         $ 107,902

     Net loss                                  (4,665)           (9,043)

     Net loss per common share                 ($0.11)           ($0.21)



     Recently Completed Radio Station Acquisitions and Dispositions

     In April 1997, Jacor acquired the FCC licenses of WIOT-FM and WCWA-AM in Toledo, Ohio and the real estate and transmission facilities necessary to operate the stations for a purchase price of $13.0 million.

     In April 1997, Jacor exchanged the assets of two radio stations in Phoenix, KSLX-AM and KSLX-FM, for the assets of two radio stations in San Diego, KGB-FM and KPOP-AM. The assets exchanged were valued at approximately $45.0 million.

     In April 1997, Jacor exchanged the FCC licenses and broadcast assets of WKRQ-FM, licensed to Cincinnati, for the assets of WVOR-FM, WHAM-AM and WHTK-AM, licensed to Rochester, New York, and $16.0 million.

     In April 1997, Jacor acquired the FCC licenses and broadcast assets of WNVE-FM in Rochester, New York for a purchase price of $5.5 million.

     In April 1997, Jacor acquired the FCC licenses and broadcast assets of: (i) WIMA-AM and WIMT-FM, licensed in Lima, Ohio, (ii) WBUK-FM, licensed to Ft. Shawnee, Ohio, and (iii) the construction permit for WLVZ-FM, licensed to St. Mary's, Ohio, for an aggregate purchase price of $6.5 million.

     In April 1997, Jacor purchased the FCC licenses and broadcast assets of KBGO-FM in Las Vegas for $3.0 million in cash, pursuant to an agreement originally entered into by Regent Communications, Inc. prior to the closing of the Regent transaction.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     Recently Completed Radio Station Acquisitions and Dispositions

     In May 1997, Jacor acquired the FCC licenses of WSPB-AM, WSRZ-FM and WYNF-FM in Sarasota, Florida and purchased leasehold interests in real estate and transmission facilities necessary to operate the stations for a purchase price of $12.9 million.

     In May 1997, Jacor acquired the FCC licenses and broadcast assets of WAZU-FM (formerly WAHC-FM), licensed to Circleville, Ohio and WHQK-FM (formerly WAKS-FM), licensed to Marysville, Ohio, for approximately $8.3 million.

     In May 1997, Jacor acquired the FCC license and broadcast assets of radio station KOTK-AM in Portland, Oregon, for a purchase price of $8.3 million.

     Pending Radio Station Acquisitions and Dispositions

     The Company has also entered into agreements to purchase the FCC licenses and substantially all of the broadcast assets of 33 stations in the following broadcast areas:

                                              Total       Escrow
                                              Purchase    Amount
     Location                                 Price       Paid

     San Diego, California                    $ 27.0      $ 3.7
     Lexington and Georgetown, Kentucky         24.1        1.2
     Greeley and Ft. Collins, Colorado           7.2        3.6
     Sebring, Florida                            0.2         -
     Lexington, Louisville, and
       Munfordville, Kentucky                   10.5        0.7
     Irondequoit, Canadaigua and
       Honeoye Falls, New York                   7.0        0.3
     Spanish Fork, Utah                          4.5        0.1
     Santa Barbara and Carpinteria,
       California                               15.0        0.3
     Cleveland, Ohio                            46.0         -
     Cheyenne, Wyoming                           5.5        0.8
     Sandusky, Ohio                              7.7        0.5
     Garden City and Eagle, Idaho                8.0        8.0
     Salt Lake City, Utah                        1.2        0.1
          Total                               $163.9     $ 19.3


     In the second quarter of 1997, Jacor entered into a binding agreement to sell KCBQ-AM, San Diego, WEZL-FM and WXLY-FM,
     Charleston, SC, and WXZZ-FM, Lexington to JS Communications, Inc. for $23.0 million.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     Pending and Completed Syndication and Other Acquisitions

     In April 1997, the Company acquired substantially all of the assets relating to the broadcast distribution and related print and electronic media publishing businesses of EFM Media
     Management, for $50.0 million.

     In April 1997, Jacor purchased the assets of NSN Network Services, a leading provider of satellite and network services for the radio broadcasting industry, for $11.0 million, consisting of approximately $9.3 million in cash and $1.7 million in shares of Jacor common stock.

     Also in April 1997, the Company acquired the assets of Airwatch Communications, Inc. and Airtraffic Communications, Inc. for a purchase price of approximately $18.0 million.

     Additionally, in April 1997, Jacor entered into an agreement to acquire Premiere Radio Networks, Inc. (the "Merger Agreement") for aggregate consideration of approximately $185.8 million. The Premiere stockholders will receive $13.50 in cash and .1525424 shares of Jacor common stock for each outstanding share of Premiere common stock. The Merger Agreement consideration is subject to adjustment if the agreement is not consummated by July 31, 1997 or, if the average closing price of Jacor common stock for the 10 trading days prior to consummation of the agreement is less than $26.50 or more than $32.50.

3.   OTHER ASSETS

     The Company's investment in the News Corp. Warrants was sold in February 1997 for $44.5 million and the Company recorded a pretax gain of $4.7 million.


4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company will implement the Statement in the fourth quarter 1997. Diluted Earnings Per Share, as defined by the Statement, is expected to approximate the Company's fully diluted Earnings Per Share, as currently calculated. The Company will also be required to present basic earnings per share, which will be calculated using the weighted average shares of common stock outstanding for the reporting period without giving effect to outstanding options, warrants or other potentially dilutive securities.



              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with the financial statements beginning on page 3.

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

LIQUIDITY AND CAPITAL RESOURCES

Radio Station Acquisitions completed during the three months ended
March 31, 1997

In the first quarter of 1997, the Company completed acquisitions of 26 radio stations in 9 different broadcast areas for aggregate consideration of approximately $244 million, net of $5.8 million placed in escrow in 1996. The purchase price was funded through borrowings of $77 million under the Credit Facility, proceeds of $44.5 million from the sale of certain investments, the issuance of 3.55 million shares of Jacor common stock valued at $105.9 million, the issuance of warrants to acquire 500,000 shares of Jacor common stock valued at $5.0 million and the utilization of approximately $6 million in excess cash. The following is a description of the completed transactions:

In January 1997, the Company acquired the FCC licenses and broadcast assets of KIDO-AM and KLTB-FM in Boise, Idaho and KARO-FM in Caldwell, Idaho for a purchase price of $11.0 million from Colfax Communications, Inc., of which $0.5 million was placed in escrow in 1996.

In February 1997, the Company purchased certain assets, a construction permit and related real estate for unconstructed radio station WEDD-FM in Englewood, Florida for an aggregate of $0.8 million from Sarasota-Charlotte Broadcasting Corporation.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

Also in February 1997, the Company acquired Regent Communications, Inc. for an approximate aggregate value of $179.9 million, which included
(i) the issuance of approximately 3.55 million shares of common stock valued at $105.9 million, (ii) the issuance of warrants to acquire 500,000 shares of common stock at $40 per share valued at $5.0 million,
(iii) the repayment of approximately $64.0 million in debt, and (iv) approximately $5.0 million in cash. Regent owned, operated or represented 19 radio stations located in Kansas City, Salt Lake City, Las Vegas, Louisville, and Charleston.

In March 1997, the Company acquired the FCC licenses and broadcast assets of WHO-AM and KLYF-FM in Des Moines and WMT-AM and WMT-FM in Cedar Rapids for a purchase price of $52.5 million in cash from Palmer Broadcasting Limited Partnership, of which $5.2 million was placed in escrow in 1996.

Recently Completed Radio Station Acquisitions and Dispositions

In the second quarter of 1997, the Company completed acquisitions of 16 radio stations in 11 broadcast areas for aggregate consideration of approximately $57.5 million, of which approximately $17.0 million was placed in escrow. The Company also exchanged one radio station for three additional stations plus $16 million in cash. The acquisitions were funded primarily from borrowings under the Credit Facility. The following is a description of the transactions:

In April 1997, Jacor acquired the FCC licenses of WIOT-FM and WCWA-AM in Toledo, Ohio and the real estate and transmission facilities necessary to operate the stations for a purchase price of $13.0 million.

In April 1997, Jacor exchanged the assets of two radio stations in Phoenix, KSLX-AM and KSLX-FM, for the assets of two radio stations in San Diego, KGB-FM and KPOP-AM. The assets exchanged were valued at approximately $45.0 million.

In April 1997, Jacor exchanged the FCC licenses and broadcast assets of WKRQ-FM, licensed to Cincinnati, for the assets of WVOR-FM, WHAM-AM and WHTK-AM, licensed to Rochester, New York, and $16.0 million.

In April 1997, Jacor acquired the FCC licenses and broadcast assets of WNVE-FM in Rochester, New York for a purchase price of $5.5 million.

In April 1997, Jacor acquired (i) WIMA-AM and WIMT-FM, licensed in Lima, Ohio, (ii) WBUK-FM, licensed to Ft. Shawnee, Ohio, and (iii) the construction permit for WLVZ-FM, licensed to St. Mary's, Ohio, for an aggregate purchase price of $6.5 million.

In April 1997, Jacor purchased the FCC licenses and broadcast assets of KBGO-FM in Las Vegas for $3.0 million in cash, pursuant to an agreement originally entered into by Regent Communications, Inc. prior to the closing of the Regent transaction.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

Recently Completed Radio Station Acquisitions and Dispositions

In May 1997, Jacor acquired the FCC licenses of WSPB-AM, WSRZ-FM and WYNF-FM in Sarasota, Florida and purchased leasehold interests in real estate and transmission facilities necessary to operate the stations for a purchase price of $12.9 million.

In May 1997, Jacor acquired the FCC licenses and other broadcast assets of WAZU-FM (formerly WAHC-FM), licensed to Circleville, Ohio and WHQK-FM (formerly WAKS-FM), licensed to Marysville, Ohio, for approximately $8.3 million.

In May 1997, Jacor acquired the FCC license and broadcast assets of radio station KOTK-AM in Portland, Oregon, for a purchase price of $8.3 million.


Pending Radio Station Acquisitions and Dispositions

The Company has also entered into agreements which have not yet been consummated to purchase the FCC licenses and substantially all of the broadcast assets of 33 stations in the following broadcast areas:

                                         Total       Escrow
                                         Purchase    Amount
Location                                 Price       Paid

San Diego, California                    $ 27.0      $ 3.7
Lexington and Georgetown, Kentucky         24.1        1.2
Greeley and Ft. Collins, Colorado           7.2        3.6
Sebring, Florida                            0.2         -
Lexington, Louisville, and
  Munfordville, Kentucky                   10.5        0.7
Irondequoit, Canadaigua and
  Honeoye Falls, New York                   7.0        0.3
Spanish Fork, Utah                          4.5        0.1
Santa Barbara and Carpinteria,
  California                               15.0        0.3
Cleveland, Ohio                            46.0         -
Cheyenne, Wyoming                           5.5        0.8
Sandusky, Ohio                              7.7        0.5
Garden City and Eagle, Idaho                8.0        8.0
Salt Lake City, Utah                        1.2        0.1
     Total                               $163.9     $ 19.3


In the second quarter of 1997, Jacor entered into a binding agreement to sell KCBQ-AM, San Diego, WEZL-FM and WXLY-FM, Charleston, SC, and WXZZ-FM, Lexington to JS Communications, Inc. for $23.0 million.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

Pending and Completed Syndication and Other Acquisitions

In April 1997, the Company acquired substantially all of the assets relating to the broadcast distribution and related print and electronic media publishing businesses of EFM Media Management, for $50.0 million in cash.

In April 1997, Jacor purchased the assets of NSN Network Services, a leading provider of satellite and network services for the radio broadcasting industry, for $11.0 million, consisting of $9.3 million in cash and $1.7 million in shares of Jacor common stock.

Also in April 1997, the Company acquired the assets of Airwatch
Communications, Inc. and Airtraffic Communications, Inc. for a purchase price of approximately $18.0 million in cash.

Additionally, in April 1997, Jacor entered into an agreement to acquire Premiere Radio Networks, Inc. (the "Merger Agreement") for aggregate consideration of approximately $185.8 million. The Premiere stockholders will receive $13.50 in cash and .1525424 shares of Jacor common stock for each outstanding share of Premiere common stock. The Merger Agreement consideration is subject to adjustment if the agreement is not consummated by July 31, 1997 or, if the average closing price of Jacor common stock for the 10 trading days prior to consummation of the agreement is less than $26.50 or more than $32.50.

Pending Acquisition Financing

As of May 1, 1997, the Company had approximately $562 million of outstanding indebtedness under the Credit Facility, which includes all borrowings necessary to fund the recently completed transactions, and available borrowings of $188 million. The Company will finance the pending acquisitions utilizing available borrowings under the Credit Facility, to the extent available, and proceeds from a proposed offering of equity securities under the omnibus shelf registration statement. The Company estimates, after completion of an offering and the completion of all the pending acquisitions, outstanding borrowings under the Credit Facility of approximately $628 million. The Company believes that various additional sources are also available to fund future acquisitions. Such sources include the issuance of additional equity and or debt securities of the Company.

Credit Facilities and Other

In June 1996, the Company entered into a new credit facility (the "Credit Facility") which provided availability of $600 million. During February 1997, the Credit Facility was amended resulting in expanded availability of up to $750 million. The Credit Facility provides loans to Jacor in three components: (i) a reducing revolving credit facility of up to $450 million under which the aggregate commitments would reduce on a semi-annual basis commencing in June 1999; (ii) a $200 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1997; and (iii) a $100 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1998. As of April 1997, the average interest rate on Credit Facility borrowings was 7.125%.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








LIQUIDITY AND CAPITAL RESOURCES, Continued

The issuance of additional debt would negatively impact the Company's debt-to-equity ratio and its results of operations and cash flows due to higher amounts of interest expense. Any issuance of additional equity would soften this impact to some extent.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Broadcast revenue for the first quarter of 1997 was $100.2 million, an increase of $66.6 million or 198.2% from $33.6 million during the first quarter of 1996. This increase resulted from the revenue generated at those properties owned or operated during the first quarter of 1997 but not during the comparable 1996 period. On a "same station" basis - reflecting results from stations operated in the first quarter of both 1997 and 1996 - broadcast revenue for 1997 was $35.8 million, an increase of $4.7 million or 15.1% from $31.1 million for 1996. This increase resulted from an increase in advertising rates in both local and national advertising.

Agency commissions for the first quarter of 1997 were $11.3 million, an increase of $7.8 million or 223.8% from $3.5 million during the first quarter of 1996 due to the increase in broadcast revenue.

Broadcast operating expenses for the first quarter of 1997 were $67.3 million, an increase of $43.4 million or 182.0% from $23.9 million during the first quarter of 1996. These expenses increased as a result of expenses incurred at those properties owned or operated during the first quarter of 1997 but not during the comparable 1996 period. On a "same station" basis, broadcast operating expenses for the first quarter of 1997 were $28.3 million, an increase of $2.9 million or 11.5% from $25.4 million for the first quarter of 1996. This increase resulted from increased selling, payroll and programming costs.

Depreciation and amortization for the first quarter of 1997 and 1996 was $13.4 million and $2.6 million, respectively. This increase was due to the acquisitions in 1996 and the first quarter of 1997.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






RESULTS OF OPERATIONS, Continued

Operating income for the first quarter of 1997 was $5.4 million, an increase of $3.0 million or 120.4% from an operating income of $2.4 million for the first quarter of 1996.

Interest expense in the first quarter of 1997 was $17.2 million, an increase of $15.1 million from $2.1 million in the first quarter of 1996. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

The gain on the sale of assets in 1997 resulted from the sale of the News Corp. Warrants in February 1997. The gain on the sale of assets in 1996 resulted from the sale of two FM radio stations in Knoxville.

Income tax benefit was $4.1 million for the first quarter of 1997 and income tax expense for the first quarter of 1996 was $1.3 million. The effective tax rate increased in the first quarter of 1997 due to an increase in non-deductible goodwill resulting from acquisitions.

In the first quarter of 1997 the Company recognized an extraordinary loss of approximately $5.6 million related to the write off of debt financing costs. Also, in the first quarter of 1996, the Company recognized an extraordinary loss of approximately $1.0 million related to the write off of debt financing costs.

Net loss for the first quarter of 1997 was $8.1 million, compared to net income of $0.9 million reported by the Company for the first quarter of 1996.

CASH FLOWS

Cash flows provided by operating activities, inclusive of working capital, were $4.5 million and $4.0 million for the three months ended March 31, 1997 and 1996, respectively. Cash flows provided by operating activities for the first quarter of 1997 resulted primarily from the add-back of $13.4 million of depreciation and amortization together with the add-back of $5.6 million for the extraordinary loss net of ($4.7) million from the gain on sale of radio stations together with the ($1.7) million net change in working capital resulting in a net loss of ($8.1) million for the period. Cash flows provided by operating activities for the comparable 1996 period resulted primarily from the add-back of $2.6 million of depreciation and amortization together with the add-back of $1.0 million for the extraordinary loss net of ($2.5) million from the gain on sale of radio stations to net income of $0.9 million for the period.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






RESULTS OF OPERATIONS, Continued

Cash flows used by investing activities were ($96.6) million and ($140.3) million for the three months ended March 31, 1997 and 1996, respectively. Investing activities include capital expenditures of $4.9 million and $3.4 million for the first quarter of 1997 and 1996, respectively. Investing activities during the first quarter of 1997 resulted primarily from the acquisition of broadcast properties of $131.1 million partially offset by the proceeds from the sale of the News Corp. Warrants. Investing activities during the first quarter of 1996 include expenditures of $48.1 million, $52.8 million, $41.6 million and $0.8 million, respectively, for acquisitions, the purchase of the Noble warrant, loans made to Noble and in connection with the Company's JSAs and other. Additionally, investing activities for the 1996 period is net of $6.5 million of proceeds from the sale of radio stations WMYU-FM and WWST-FM in Knoxville.

Cash flows provided by financing activities were $26.3 million and $134.7 million for the three months ended March 31, 1997 and 1996, respectively. Cash flows provided by financing activities during the first quarter of 1997 resulted primarily from the $27.0 million net borrowings under the Credit Facility partially offset by $0.7 million of paid finance costs. Cash flows provided by financing activities during the first quarter of 1996 resulted primarily from the $190.0 million in borrowings under the former credit facility, together with $0.5 million in proceeds received from the issuance of common stock upon the exercise of outstanding stock options net of the $52.0 million of reduction in long-term debt and $3.7 million of paid finance costs.


              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                      PART II - OTHER INFORMATION






Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits.


Number    Description                                           Page

  11      Computation of Consolidated Income (Loss) Per
          Common Share                                            20

  27      Financial Data Schedule                                 21

    (b)   Reports on Form 8-K

     1. Form 8-K dated January 9, 1997. This Form 8-K described an agreement reached by the Company with American Radio Systems to exchange the assets of one radio station in Cincinnati for the assets of three radio stations in Rochester, New York, and an option to acquire the assets of a fourth Rochester radio station.

     2. Form 8-K dated January 24, 1997. This Form 8-K described agreements between the Company and (i) James E. Champlin and various affiliates to purchase the assets of certain radio stations in Lexington, Louisville, and Munfordville, Kentucky,
          (ii) Lima Broadcasting Co. to purchase the assets of certain radio stations in Lima and Fort Shawnee, Ohio and the construction permit for a radio station in St. Marys, Ohio, and (iii) The Great Lakes Talking Wireless Machine, LLC, to purchase the assets of a radio station in South Bristol, New York.

     3. Form 8-K(A) dated March 7, 1997. This Form 8-K(A) amended the Company's Form 8-K dated October 23,
          1996, and described the completed merger of the Company and Regent Communications, Inc., and that the Company had acquired an additional radio station from Southwest Radio Las Vegas, Inc. and the right to acquire an additional radio station in Las Vegas. This Form 8-K(A) also described agreements to acquire three radio stations in Ironequoit, Canadaigua, and Honeoye Falls, New York from Auburn Cablevision, Inc., and one radio station in Portland, Oregon, from EXCL Communications, Inc. This Form 8-K(A) also described agreements the Company reached to sell its investment in warrants of News Corp. as well as its interest in Australia's Wonderland Partnership.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                      PART II - OTHER INFORMATION





     4. Form 8-K dated March 21, 1997. This Form 8-K described an agreement between the Company and EFM Media Management, Inc., EFM Publishing, Inc., and Pam Media, Inc. (collectively the "EFM Companies") whereby the Company will acquire all of the assets relating to the broadcast distribution and related print and electronic media publishing businesses of the EFM Companies.

     5. Form 8-K(A) dated March 26, 1997. This Form 8-K(A) amended the Company's Form 8-K dated March 21,
          1997, and included the audited financial statements of the EFM Companies.









                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  May 5, 1997          BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                          EXHIBIT 11
  Computation of Consolidated Income (Loss) Per Common Share
      for the three months ended March 31, 1997 and 1996
                 (in thousands, except per share data)


                                           1997                  1996
Income for primary and fully
diluted computation:


     (Loss) Income                    $  (8,140)              $   891


Primary (1):

    Weighted average common
       shares and dilutive common
       stock equivalents:
          Common stock outstanding        32,588                18,183
          Stock purchase warrants           -                    1,125
          Stock options                    1,197                   895
          Contingently issuable
            common shares                    300                   300
                                          34,085                20,503

           Primary (loss) income
             per common share:

           Before extraordinary loss     $ (0.08)              $  0.09

           Extraordinary loss            $ (0.16)              $ (0.05)
                                         $ (0.24)              $  0.04



NOTES:

1. Fully diluted income (loss) per share is not presented since it approximates primary income (loss) per share.
