Form 10-Q
period 1997-06-30
JACOR COMMUNICATIONS INC
filed 1997-08-14
CIK 702808

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1997

                               OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934



                  Commission File No. 0-12404

                  JACOR COMMUNICATIONS, INC.


A Delaware Corporation                        Employer
Identification
                                           No. 31-0978313


                         50 East RiverCenter Blvd.
                         12TH Floor
                         Covington, KY  41011
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



At August 1, 1997, 44,794,654 shares of common stock were outstanding.

                  JACOR COMMUNICATIONS, INC.

                             INDEX




                                                           Page
                                                          Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 1997 and December 31,
            1996                                            3

          Condensed Consolidated Statements of
            Operations for the three months and
            six months ended June 30, 1997
            and 1996                                        4

          Condensed Consolidated Statements of
            Cash Flows for the six months ended
            June 30, 1997 and 1996                          5

          Notes to Condensed Consolidated Financial
            Statements                                      6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                  12


PART II. Other Information

     Item 2. - Changes in Securities                       19

     Item 4. - Submission of Matters to Vote of
               Security Holders                            19

     Item 6. - Exhibits and Reports on Form 8-K            21

     Signatures                                            23

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                June 30,           December 31,
                                                  1997                 1996

                     ASSETS

Current assets:
  Cash and cash equivalents                   $    29,965         $    78,137
  Accounts receivable, less allowance for
    doubtful accounts of $5,006 in 1997
    and $3,950 in 1996                            112,117              79,502
  Prepaid expenses and other current assets        27,394               8,963
            Total current assets                  169,476             166,602

Property and equipment, net                       174,733             131,488
Intangible assets, net                          1,888,850           1,290,172
Other assets                                       56,695             116,680
            Total assets                      $ 2,289,754         $ 1,704,942

                     LIABILITIES
Current liabilities:
  Accounts payable, accrued
    expenses and other
    current liabilities                       $    88,882         $    55,532
  Long-term debt, current portion                   8,500                -
            Total current liabilities              97,382              55,532

Long-term debt, net of current portion            762,300             670,000
5 1/2% Liquid Yield Option Notes                  121,947             118,682
Other liabilities                                 110,903             108,914
Deferred tax liability                            305,207             264,878

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred Stock, authorized and unissued
   4,000,000 shares                                   -                   -
Common Stock, $0.01 per share par
   value; authorized 100,000,000
   shares, issued and outstanding
   shares:
   44,714,461 in 1997 and 31,287,221 in 1996          447                 313
Additional paid-in capital                        838,703             432,721
Common stock warrants                              31,500              26,500
Unrealized gain on investments                        -                 2,042
Retained earnings                                  21,365              25,360

            Total shareholders' equity            892,015             486,936
            Total liabilities and
              shareholders' equity            $ 2,289,754         $ 1,704,942

                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and six months ended June 30, 1997 and 1996
                     (in thousands, except per share data)
                           (UNAUDITED)




                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30

                                  1997        1996         1997         1996

Broadcast revenue              $ 151,803    $  48,461    $ 251,956    $ 82,033
  Less agency commissions         16,250        5,341       27,575       8,839

     Net revenue                 135,553       43,120      224,381      73,194

Broadcast operating expenses      90,474       29,551      157,779      53,421

Depreciation and amortization     17,828        2,915       31,197       5,435
Corporate general and
  administrative expenses          3,072        1,283        5,834       2,422
     Operating income             24,179        9,371       29,571      11,916

Interest expense                 (22,211)      (4,343)     (39,387)     (6,553)
Gain on sale of assets             6,106         -          10,801       2,539
Other income, net                  2,371        1,314        2,776       1,541

   Income before income taxes
     and extraordinary loss       10,445        6,342        3,761       9,443

Income tax expense                (6,300)      (2,581)      (2,200)     (3,840)

    Income before
     extraordinary loss           4,145        3,761        1,561       5,603

Extraordinary loss, net
  of income tax benefit             -            -          (5,556)       (951)

   Net income (loss)           $   4,145    $   3,761    $  (3,995)   $  4,652


Net income (loss) per
  common share:

  Before extraordinary loss     $ 0.10        $ 0.17       $ 0.04      $ 0.27
  Extraordinary loss               -             -          (0.15)      (0.05)

    Net income (loss)
      per common share          $ 0.10        $ 0.17       $(0.11)     $ 0.22
Number of common shares used
  in per share computations      40,686        22,362       37,460      20,866






             The accompanying notes are an integral
    part of the condensed consolidated financial statements.


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 1997 and 1996
                                (in thousands)
                                  (UNAUDITED)



                                                         1997             1996

     Cash flows from operating activities:

       Net cash provided by operating activities       $  4,829        $  2,829
     Cash flows from investing activities:
       Deposits paid on broadcast properties            (22,900)           -
       Capital expenditures                              (6,057)         (5,071)
       Cash paid for acquisitions                      (456,014)        (66,435)
       Proceeds from sale of investments                 73,813             -
       Proceeds from sale of radio stations              16,000           6,595
       Purchase of Noble warrant                           -            (52,775)
       Loans made in conjunction with acquisitions         -            (42,215)
       Other                                               -             (2,642)

       Net cash used by investing activities           (395,158)       (162,543)

     Cash flows from financing activities:
       Proceeds from issuance of long-term debt         261,000         303,000
       Proceeds from issuance of 8 3/4% Notes           150,000            -
       Proceeds from issuance of LYONs                     -            115,172
       Proceeds from issuance of common stock           247,054         317,110
       Repayment of long-term debt                     (310,200)       (248,500)
       Repurchase of warrants                              -             (1,379)
       Payment of finance costs                          (6,484)        (13,497)
       Other                                                787            (100)

       Net cash provided by financing activities        342,157         471,806

     Net (decrease) increase in cash and
       cash equivalents                                 (48,172)        312,092
     Cash and cash equivalents at
       beginning of period                               78,137           7,437

     Cash and cash equivalents at end of period        $ 29,965        $319,529


     Supplemental schedule of non-cash investing and financing activities:

     Common stock issued in acquisitions               $158,475        $   -
     Warrants issued in acquisitions                      5,000            -
     Liabilities assumed in acquisitions                 36,851            -
     Fair value of assets exchanged, net of
       cash received                                    165,000            -




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

2.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions and Dispositions

     First Quarter Transactions

     In the first quarter of 1997, the Company completed acquisitions of 25 stations in 10 broadcast areas for a purchase price consisting of (i) $133.5 million in cash, of which $5.9 million was placed in escrow in 1996, (ii) the issuance of approximately 3.55 million shares of common stock valued at $105.9 million, and (iii) the issuance of warrants to acquire 500,000 shares of common stock at $40 per share valued at $5.0 million.

     April Transactions

     The Company acquired KBGO-FM in Las Vegas, Nevada for $3.0 million in cash from Broadcast Associates, Inc.

     The Company acquired WIOT-FM and WCWA-FM in Toledo, Ohio for $13.0 million in cash from Enterprise Media of Toledo, L.P., all of which was placed in escrow in 1996.

     The Company acquired WLRS-FM in Louisville, Kentucky for $5.1 million in cash from James E. Champlin.

     The Company acquired WNVE-FM in South Bristol, New York for $5.5 million in cash from The Great Lakes Wireless Talking Machine, LLP.

     The Company completed a like-kind exchange of Jacor's assets of WKRQ-FM, in Cincinnati, Ohio for the assets of WVOR-FM, WHAM-AM and WHTK-AM, in Rochester, New York, and $16.0 million in cash, with American Radio Systems Corporation and American Radio Systems License Corp.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     The Company completed a like-kind exchange of Jacor's two radio stations in Phoenix, Arizona, KSLX-AM and KSLX-FM, for two Nationwide
     Communications, Inc. radio stations in San Diego, California, KGB-FM and KPOP-AM.

     The Company acquired WJCM-AM in Sebring, Florida for $0.2 million in cash from Rumbaut Management, Inc. and First Union National Bank of Florida, N.A., all of which was placed in escrow in 1996.

     May Transactions

     The Company acquired WAZU-FM (formerly WAHC-FM) in Circleville, Ohio and WHQK-FM (formerly WAKS-FM) in Marysville, Ohio for $8.3 million in cash from Tel Lease, Inc., of which $0.4 million was placed in escrow in 1996.

     The Company acquired WSPB-AM, WSRZ-FM and WYNF-FM in Sarasota, Florida for $12.9 million in cash from New Wave Communications, L.P. and New Wave Broadcasting, Inc., of which $3.0 million was placed in escrow in 1996.

     The Company acquired WLOC-AM and WMCC-FM in Munfordville, Kentucky for $0.3 million in cash from James E. Champlin.

     The Company acquired (i) WIMA-AM and WIMT-FM in Lima, Ohio, (ii) WBUK-FM in Ft. Shawnee, Ohio, and (iii) the construction permit for WLVZ-FM, licensed to St. Mary's, Ohio, for $6.5 million in cash from Lima Broadcasting Co.

     The Company acquired KOTK-AM in Portland, Oregon, for $8.3 million in cash from EXCL Communications, Inc. and Portland Radio, Inc.

     The Company acquired WMAX-FM in Irondequoit, New York, WHMX-FM in Canadaigua, New York, and WRCD-FM in Honeoye Falls, New York for $7.0 million in cash from Auburn Cablevision, Inc.

     The Company acquired KQSB-AM and KTYD-FM in Santa Barbara, California and KSBL-FM in Carpinteria, California for $15.0 million in cash from Criterion Media Group, Inc.

     June Transactions

     The Company completed a like-kind exchange of the assets of Jacor's two radio stations in Sacramento, California, KSEG-FM and KRXQ-FM, and $27.0 million for KOGO-AM, KCBQ-AM, KIOZ-FM, and KKLQ-FM in San Diego, California, of which $3.7 million was placed in escrow in 1996.

     The Company acquired KGLL-FM in Greeley, Colorado from Duchossois Communications Company of Colorado and KCOL-AM and KPAW-FM in Ft. Collins, Colorado from University Broadcasting Company, LLP, for $7.2 million in cash, of which $3.6 million was placed in escrow in 1996.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





2.   ACQUISITIONS AND DISPOSITIONS, Continued

     Completed Broadcasting Services Acquisitions

     In April 1997, the Company acquired substantially all of the assets relating to the broadcast distribution and related print and electronic media publishing businesses of Radio-Active Media (formerly EFM Media Management), for $50.0 million in cash.

     In April 1997, Jacor purchased the assets of NSN Network Services, a leading provider of satellite and network services for the radio broadcasting industry, for $11.0 million, consisting of approximately $9.3 million in cash and 59,540 shares of Jacor common stock, valued at $1.7 million.

     Also in April 1997, the Company acquired the assets of Airwatch Communications, Inc. and Airtraffic Communications, Inc. for $18.0 million in cash.

     In June 1997, the Company acquired all the outstanding common stock of Premiere Radio Networks, Inc. for approximately $190.1 million, consisting of approximately 1.42 million shares of Jacor common stock valued at $51.0 million and cash of approximately $139.2 million.

     All of the above acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming the first six months acquisitions in 1997 and all of the 1996 acquisitions had taken place at the beginning of 1996, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):


                                            Pro forma (Unaudited)
                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 1997          1996       1997        1996

     Net revenue               $144,225      $132,309   $260,963   $240,363

     Net income (loss) before
       extraordinary items     $  5,742      $    705   $   (123)  $ (8,512)

     Net income (loss)
       per common share before
       extraordinary items     $   0.12      $   0.02   $  (0.01)  $  (0.19)

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






2.   ACQUISITIONS AND DISPOSITIONS, Continued

     Recently Completed Acquisitions and Dispositions Subsequent to
     June 30, 1997

     The Company acquired WLEC-AM and WCPZ-FM in Sandusky, Ohio for $7.7 million in cash.

     The Company acquired WLKT-FM in Lexington, Kentucky for $5.1 million in cash.

     The Company acquired WKQQ-FM in Lexington, Kentucky and WXZZ-FM and WTKT-AM in Georgetown, Kentucky for $24.0 million in cash.

     The Company acquired WLTF-FM and WTAM-AM in Cleveland, Ohio for approximately $45.0 million, consisting of approximately $24.0 million in cash and 750,000 shares of Jacor common stock valued at approximately $21.0 million.

     The Company acquired KBKK-FM in Spanish Fork, Utah for $4.5 million in cash.

     Pending Acquisitions and Dispositions

     In June 1997, the Company entered into a binding agreement with American Radio Systems, Inc. whereby Jacor will exchange the assets of WDAF-AM, KYYS-FM, KUDL-FM, and KMXV-FM in Kansas City, Missouri for the assets of WMMX-FM, WTUE-FM, WLQT-FM, WXEG-FM, WBTT-FM, and WONE-AM in Dayton, Ohio.

     The Company has also entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 25 stations in twelve broadcast areas for a total purchase price of $64.1 million, of which $24.5 million has already been paid in escrow.

     In addition, the Company entered into agreements to sell the FCC licenses and substantially all of the broadcast assets of four radio stations in three broadcast areas for total gross proceeds of $23.0 million.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





3.   ISSUANCE OF COMMON STOCK

     In May 1997, the Company completed an offering of 6,650,000 shares of common stock at $31.00 per share net of underwriting discounts of $1.31 per share (the "Offering"). The over-allotment option was also exercised by the underwriters resulting in the issuance of an additional 997,500 shares. Net proceeds to the Company from the Offering were approximately $227.0 million. Concurrently with the Offering, the Company issued 673,628 shares of common stock for $20.0 million to affiliated designees of the Company's largest shareholder, The Zell/Chilmark Fund L.P.


4.   ISSUANCE OF SUBORDINATED NOTES

     In June 1997, the Company issued $150.0 million of 8 _% Senior Subordinated Notes (the "Notes") in a private placement offering. In connection with the Notes Offering the Company entered into a registration rights agreement, which will require the Company within 180 days to exchange the Notes for identical notes registered with the Securities and Exchange Commission. Net proceeds to the Company were $147.0 million.
     The Notes will mature on June 15, 2007. Interest on the Notes is payable semi-annually. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2002. The redemption prices commence at 104.375% and are reduced by 1.458% annually until June 15, 2005 when the redemption price is 100%.

     The Notes are general, unsecured obligations of the Company subordinated in right of payment to all senior debt of the Company including the Credit Facility. The Notes are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and substantially all subsidiaries of Jacor (the "Subsidiary Guarantors"). JCC and each of the Subsidiary Guarantors are wholly owned direct or indirect subsidiaries of Jacor. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors.

     The indenture contains certain covenants which impose certain limitations and restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain loans and investments, apply the proceeds of asset sales (and use the proceeds thereof), create liens, enter into certain transactions with affiliates, merge, consolidate or transfer substantially all its assets and make investments in unrestricted subsidiaries.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







5.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

LIQUIDITY AND CAPITAL RESOURCES

Completed Acquisitions and Dispositions

In the first six months of 1997, the Company completed acquisitions of: 60 radio stations in 20 different broadcast areas; substantially all of the assets relating to the broadcast distribution and related print and electronic media publishing businesses of Radio-Active Media; the assets of NSN Network Services, a leading provider of satellite and network services for the radio broadcasting industry; the assets of Airwatch Communications, Inc. and Airtraffic Communications, Inc., and; all the outstanding common stock of Premiere Radio Networks, Inc. These acquisitions required cash consideration in the aggregate of approximately $456.0 million excluding approximately $29.8 million which was placed in escrow in 1996. The acquisitions were funded through: (i) net proceeds of $247.1 million from a common stock offering, (ii) net proceeds of $147.0 million from the issuance of 8 3/4% notes, (iii) borrowings under the Credit Facility, and (iv) proceeds of approximately $89.8 million from the sale of certain investments and a radio station.
Additionally, the Company reduced the Credit Facility by $49.2 million with excess cash on hand.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








LIQUIDITY AND CAPITAL RESOURCES, Continued

Recently Completed Acquisitions and Dispositions Subsequent to
June 30, 1997

In July 1997, and through August 11, 1997, the Company completed acquisitions of 9 radio stations in 4 broadcast areas for aggregate cash consideration of approximately $65.3 million, of which approximately $1.2 million was placed in escrow in 1996. The acquisitions were funded primarily from borrowings under the Credit Facility.

Pending Acquisitions and Dispositions

The Company has also entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 25 stations in twelve broadcast areas for a total purchase price of $64.1 million, of which $24.5 million has already been paid in escrow.

In addition the Company entered into an agreement to sell the FCC licenses and substantially all of the broadcast assets of four radio stations in three broadcast areas for total gross proceeds of $23.0 million.

Pending Acquisition Financing

As of August 11, 1997, the Company had $406.8 million of outstanding indebtedness under the Credit Facility, which includes all borrowings used to fund the recently completed transactions, and available borrowings of $320.0 million. The Company will finance the pending acquisitions utilizing available borrowings under the Credit Facility. The Company estimates, after completion of all the pending acquisitions and dispositions, outstanding borrowings under the Credit Facility will be approximately $423.4 million. The Company believes that various additional sources are also available to fund future acquisitions. Such sources include the issuance of additional equity and or debt securities of the Company.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES









LIQUIDITY AND CAPITAL RESOURCES, Continued


Credit Facilities and Other

In February 1997, the Credit Facility was amended resulting in expanded availability of up to $750.0 million. The Credit Facility provides loans to Jacor in three components: (i) a reducing revolving credit facility of up to $450.0 million under which the aggregate commitments would reduce on a semi-annual basis commencing in June 1999; (ii) a $200.0 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1997, of which $15.5 million was paid down in June 1997; and (iii) a $100.0 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1998, of which $7.7 million was paid down in June 1997. As of August 1, 1997, the average interest rate on Credit Facility borrowings was 7.75%.

In June 1997, Jacor entered into negotiations to expand the availability under the Credit Facility from $750.0 million up to $1.15 billion. There can be no assurance that availability under the Credit Facility will be increased.

The issuance of additional debt would negatively impact the Company's debt-to-equity ratio and its results of operations and cash flows due to higher amounts of interest expense. Any issuance of additional equity would soften this impact to some extent.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






RESULTS OF OPERATIONS

The Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30,
1996

Broadcast revenue for the first six months of 1997 was $252.0 million, an increase of $170.0 million or 207.3% from $82.0 million during the first six months of 1996. This increase resulted primarily from the revenue generated at those properties owned or operated during the first six months of 1997 but not during the comparable 1996 period. On a "same station" basis - reflecting results from stations operated in the first six months of both 1997 and 1996 - broadcast revenue for 1997 was $80.3 million, an increase of $9.3 million or 13.1% from $71.0 million for 1996. This increase resulted from an increase in advertising rates in both local and national advertising.

Agency commissions for the first six months of 1997 were $27.6 million, an increase of $18.8 million or 213.6% from $8.8 million during the first quarter of 1996 due to the increase in broadcast revenue.

Broadcast operating expenses for the first six months of 1997 were $157.8 million, an increase of $104.4 million or 195.5% from $53.4 million during the first six months of 1996. These expenses increased primarily as a result of expenses incurred at those properties owned or operated during the first six months of 1997 but not during the comparable 1996 period. On a "same station" basis, broadcast operating expenses for the first six months of 1997 were $51.0 million, an increase of $4.8 million or 10.4% from $46.2 million for the first six months of 1996. This increase resulted from increased selling, payroll and programming costs.

Depreciation and amortization for the first six months of 1997 and 1996 was $31.2 million and $5.4 million, respectively. This increase was due primarily to increased amortization expenses resulting from acquisitions in 1996 and the first six months of 1997.

Operating income for the first six months of 1997 was $29.6 million, an increase of $17.7 million or 148.7% from an operating income of $11.9 million for the first six months of 1996.

Interest expense in the first six months of 1997 was $39.4 million, an increase of $32.8 from $6.6 million in the first six months of 1996. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

The gain on the sale of assets in 1997 resulted from the sale of the Company's investment in News Corp. Warrants in February 1997 and in Paxson Communications Corporation ("Paxson") stock in May, 1997. The gain on the sale of assets in 1996 resulted from the sale of two FM radio stations in Knoxville.

Income tax expense was $2.2 million for the first six months of 1997 and income tax expense for the first six months of 1996 was $3.8 million. The effective tax rate increased in the first six months of 1997 due to an increase in non-deductible goodwill resulting from acquisitions.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS, Continued

In the first six months of 1997 the Company recognized an extraordinary loss of approximately $5.6 million related to the write off of debt financing costs. Also, in the first six months of 1996, the Company recognized an extraordinary loss of approximately $1.0 million related to the write off of debt financing costs.

Net loss for the first six months of 1997 was $4.0 million, compared to net income of $4.7 million reported by the Company for the first six months of 1996.

The Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

Broadcast revenue for the second quarter of 1997 was $151.8 million, an increase of $103.3 million or 213.0% from $48.5 million during the second quarter of 1996. This increase resulted primarily from the revenue generated at those properties owned or operated during the second quarter of 1997 but not during the comparable 1996 period. On a "same station" basis - reflecting results from stations operated in the second quarter of both 1997 and 1996 - broadcast revenue for 1997 was $44.8 million, an increase of $4.6 million or 11.4% from $40.2 million for 1996. This increase resulted from an increase in advertising rates in both local and national advertising.

Agency commissions for the second quarter of 1997 were $16.3 million, an increase of $11.0 million or 207.5% from $5.3 million during the second quarter of 1996 due to the increase in broadcast revenue.

Broadcast operating expenses for the second quarter of 1997 were $90.5 million, an increase of $60.9 million or 205.7% from $29.6 million during the second quarter of 1996. These expenses increased primarily as a result of expenses incurred at those properties owned or operated during the second quarter of 1997 but not during the comparable 1996 period. On a "same station" basis, broadcast operating expenses for the second quarter of 1997 were $26.7 million, an increase of $2.2 million or 9.0% from $24.5 million for the second quarter of 1996. This increase resulted from increased selling, payroll and programming costs.

Depreciation and amortization for the second quarter of 1997 and 1996 was $17.8 million and $2.9 million, respectively. This increase was due to the acquisitions in 1996 and the first two quarters of 1997.

Operating income for the second quarter of 1997 was $24.2 million, an increase of $14.8 million or 157.4% from an operating income of $9.4 million for the second quarter of 1996.

Interest expense in the second quarter of 1997 was $22.2 million, an increase of $17.9 million from $4.3 million in the second quarter of 1996. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS, Continued

The gain on the sale of assets in the second quarter of 1997 resulted from the sale of the Paxson stock in May 1997.

Income tax expense was $6.3 million for the second quarter of 1997 and income tax expense for the second quarter of 1996 was $2.6 million. The effective tax rate increased in the second quarter of 1997 due to an increase in non-deductible goodwill resulting from acquisitions.

Net income for the second quarter of 1997 was $4.1 million, compared to net income of $3.8 million reported by the Company for the second quarter of 1996.

CASH FLOWS

Cash flows provided by operating activities, inclusive of working capital, were $4.8 million and $2.8 million for the six months ended June 30, 1997 and 1996, respectively. Cash flows provided by operating activities for the first six months of 1997 resulted primarily from the add-back of $35.4 million of non-cash expenses together with the add-back of $5.6 million for the extraordinary loss net of $(10.8) million from the gain on sale of assets together with the $(21.4) million net change in working capital to a net loss of $(4.0) million for the period. Cash flows provided by operating activities for the comparable 1996 period resulted primarily from the add-back of $6.5 million of non-cash expenses together with the add-back of $0.9 million for the extraordinary loss, net of $(2.5) million from the gain on sale of radio stations and $(6.8) million net change in working capital to net income of $4.7 million for the period.

Cash flows used by investing activities were $(395.2) million and $(162.5) million for the six months ended June 30, 1997 and 1996, respectively. Investing activities include capital expenditures of $(6.1) million and $(5.1) million for the first six months of 1997 and 1996, respectively. Investing activities during the first two quarters of 1997 resulted primarily from the acquisition of broadcast properties of $(456.0) million and payment of escrow deposits of $(22.9) million, partially offset by the proceeds from the sale of the News Corp. Warrants, Paxson stock, and Australia's Wonderland investment of $73.8 million. Additionally, investing activities for the first two quarters of 1997 is net of $16.0 million of the proceeds from the like-kind exchange of WKRQ-FM in Cincinnati, Ohio for WVOR-FM, WHAM-AM and WHTK-AM in Rochester, New York. Investing activities during the first two quarters of 1996 include expenditures of $(66.4) million, $(52.8) million, $(42.2) million and $(2.6) million, respectively, for acquisitions, the purchase of the Noble warrant, loans made to Noble and in connection with the Company's JSAs and other. Additionally, investing activities for the 1996 period is net of $6.6 million of proceeds from the sale of radio stations WMYU-FM and WWST-FM in Knoxville.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS, Continued

Cash flows provided by financing activities were $342.2 million and $471.8 million for the six months ended June 30, 1997 and 1996, respectively. Cash flows provided by financing activities during the first two quarters of 1997 resulted primarily from $150.0 million in proceeds from the issuance of 8 3/4% Senior Subordinated Notes and $247.1 million from the issuance of common stock, partially offset by net repayments under the credit facility of $(49.2) million, payment of finance costs of $(6.5) million and other of $0.8 million. Cash flows provided by financing activities during the first six months of 1996 resulted primarily from the $54.5 million in net borrowings under the former credit facility, together with $115.2 million in proceeds from the issuance of Liquid Yield Option Notes and $317.1 million from the issuance of common stock, net of $(1.4) million for the repurchase of warrants and $(13.6) million of paid finance costs.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION






Item 2.  Changes in Securities

(c) On April 7, 1997, the Company issued 59,540 shares of its common stock in connection with its purchase of the assets of NSN Network Services (NSN). Such shares were issued to the owners of NSN in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company believes that such exemption was available based on the private nature of the transaction negotiated between the Company and the owners of NSN, the absence of any general solicitation, the limited nature of the direct offering and the lack of involvement by underwriters and/or placement agents, and the small number of persons who received the shares. The Company valued the shares issued at approximately $1.7 million at the time of issuance. In addition to the shares issued, the Company also paid cash for the acquired assets in the amount of approximately $9.3 million.


Item 4.  Submission of Matters to Vote of Security Holders

The Jacor Communications, Inc. Annual Meeting of Shareholders was held on May 28, 1997. At such meeting the shareholders were asked to vote upon (1) the election of directors, (2) a proposal to approve the Company's Amended and Restated 1995 Employee Stock Purchase Plan, (3) a proposal to approve the Company's 1997 Long-Term Incentive Stock Plan, (4) a proposal to approve the Company's 1997 Short-Term Incentive Stock Plan, (5) a proposal to approve the Company's 1997 Director Stock Purchase Plan, and (6) a proposal to approve the Company's 1997 Non-Employee Directors Stock Plan.

The specific matters voted upon and the results of the voting were as follows:

(1) The Company's ten incumbent directors were re-elected to serve for an additional one year term expiring at the Company's 1998 Annual Meeting of Stockholders. The directors were elected as follows:

                                  Shares Voted        Shares
      Name of Director                "FOR"            Withheld
     John W. Alexander             30,740,276          116,505
     Peter C.B. Bynoe              30,737,438          119,343
     Rod F. Dammeyer               30,740,276          116,505
     F. Philip Handy               30,738,398          118,383
     Marc Lasry                    30,739,976          116,805
     Robert L. Lawrence            30,740,276          116,505
     Randy Michaels                30,740,170          116,611
     Sheli Z. Rosenberg            30,739,966          116,815
     Maggie Wilderotter            30,739,391          117,390
     Samuel Zell                   30,740,275          116,506

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION







(2) The proposal to approve the Company's Amended and Restated 1995 Employee Stock Purchase Plan, including the issuance of up to an additional 500,000 shares of common stock thereunder:

          Shares Voted "FOR"       29,772,988 (85.3%)
          Shares Voted "AGAINST"       51,241
          Shares "ABSTAINING"          10,283


(3) The proposal to approve the Company's 1997 Long-Term Incentive Stock Plan, including the issuance of up to 1,800,000 shares of common stock thereunder:

          Shares Voted "FOR"       20,415,480 (58.5%)
          Shares Voted "AGAINST"    9,409,046
          Shares "ABSTAINING"           9,986


(4) The proposal to approve the Company's 1997 Short-Term Incentive Plan, designed to take into account Section 162(m) of the Internal Revenue Code, as amended:

          Shares Voted "FOR"       28,345,442 (81.2%)
          Shares Voted "AGAINST"    1,519,136
          Shares "ABSTAINING"          10,092

(5) The proposal to approve the Company's 1997 Non-Employee Directors Stock Purchase Plan, including the issuance of up to 150,000 shares of common stock thereunder:

          Shares Voted "FOR"       29,623,528 (84.9%)
          Shares Voted "AGAINST"      200,628
          Shares "ABSTAINING"          10,302

(6) The proposal to approve the Company's 1997 Non-Employee Directors Stock Plan, including the issuance of up to 350,000 shares of common stock thereunder:

          Shares Voted "FOR"       21,655,453 (62.0%)
          Shares Voted "AGAINST"    8,167,985
          Shares "ABSTAINING"          11,074

Each proposal received more than the required votes necessary for approval by the Company's outstanding shares of common stock entitled to vote at the Annual Meeting and was thereby adopted.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION






Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits.


Number    Description                                            Page

  11      Computation of Consolidated Income (Loss) Per
          Common Share                                            24

  27      Financial Data Schedule                                 25

    (b)   Reports on Form 8-K


     1. Form 8-K dated April 8, 1997. This Form 8-K described an agreement reached by the Company to acquire Premiere Radio Networks, Inc. ("Premiere").

     2. Form 8-K(A) dated May 2, 1997. This Form 8-K(A) amended the Company's Form 8-K filed with the Commission on March 21, 1997 and included the unaudited pro forma financial information required in connection with the Company's acquisition of EFM Media Management, Inc., EFM Publishing, Inc. and Pam Media, Inc.

     3. Form 8-K(A) dated May 2, 1997. This Form 8-K(A) amended the Company's Form 8-K filed with the Commission on April 8, 1997 and included the audited historical financial statements and unaudited pro forma financial information required in connection with the Company's acquisition of Premiere Radio Networks, Inc.

     4. Form 8-K dated May 5, 1997. This Form 8-K described the Company's filing of a preliminary prospectus supplement with the Commission relating to the Company's proposed offer for sale of common stock in an underwritten public offering pursuant to the Company's shelf registration statement.

     5.   Form 8-K dated May 16, 1997.  This Form 8-K described the
          Company's filing of its definitive prospectus supplements relating to the offer for sale of 6,650,000 shares of common stock in an underwritten public offering and the offer for sale of 673,628 shares of common stock to affiliated designees of Equity Group Investments, Inc., an affiliate of Zell/Chilmark Fund, L.P., the Company's largest stockholder.

     6. Form 8-K dated June 12, 1997. This Form 8-K described the offer for sale of $150.0 million of ten year senior subordinated debt at 8 3/4% by the Company's wholly owned subsidiary, Jacor Communications Company ("JCC"), in accordance with Rule 144A promulgated under the Securities Act of 1933, as amended.

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION







(b)  Reports on Form 8-K, Continued


     7. Form 8-K(A) dated June 26, 1997. This Form 8-K(A) amended the Company's Form 8-K filed with the Commission on June 12, 1997 and related to the completion of JCC's offering of its 8 3/4% senior subordinated notes.

     8. Form 8-K(A) dated June 26, 1997. This Form 8-K(A) amended the Company's Form 8-K filed with the Commission on June 12, 1997 and related to the completion of the Company's acquisition of Premiere Radio Networks, Inc.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  August 14, 1997      BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer


                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 EXHIBIT 11
             Computation of Consolidated Income Per Common Share
      for the three months and six months ended June 30, 1997 and 1996



                                              Three Months Ended          Six Months Ended
                                                   June 30                   June 30
                                               1997         1996         1997          1996


Income for primary and
fully diluted computation:

    Income before extraordinary item       $   4,145     $  3,761     $  1,561      $  5,603

    Income (loss)                          $   4,145     $  3,761     $ (3,995)     $  4,652



Primary (1):

     Weighted average common shares
       and dilutive common stock
       equivalents:
          Common stock outstanding            38,968       20,978       35,791        19,581
          Stock purchase warrants               -            -            -             -
          Stock options                        1,418        1,084        1,369           985
          Contingently issuable
            common shares                        300          300          300           300
                                              40,686       22,362       37,460        20,866
     Primary (loss) income
       per common share:

      Before extraordinary loss              $0.10         $0.17      $ 0.04         $ 0.27

      Extraordinary loss                       -             -         (0.15)         (0.05)
                                             $0.10         $0.17      $(0.11)        $ 0.22




     NOTES:

     1. Fully diluted income (loss) per share is not presented since it approximates primary income (loss) per share.

