Form 10-Q
period 1997-09-30
JACOR COMMUNICATIONS INC
filed 1997-11-12
CIK 702808

FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.
                            20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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



At November 5, 1997, 45,564,401 shares of common stock were outstanding.

                   JACOR COMMUNICATIONS, INC.

                            INDEX





                                                           Page
                                                          Number
PART I.  Financial Information
     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1997 and December
            31, 1996                                         3

          Condensed Consolidated Statements of
            Operations for the three months and
            nine months ended September 30, 1997
            and 1996                                         4

          Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            September 30, 1997 and 1996                      5

          Notes to Condensed Consolidated Financial
            Statements                                       6



 Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                11

PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K             17

     Signatures                                             20


                  JACOR COMMUNICATIONS, INC. AND
                      SUBSIDIARIES CONDENSED
                   CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                 (In thousands, except share data)

                                            September 30,         December 31,
                                                  1997                1996
                     ASSETS
Current assets:
  Cash and cash equivalents                 $    18,779            $  78,137
  Accounts receivable, less allowance for
    doubtful accounts of $5,436 in 1997
    and $3,950 in 1996                          118,500               79,502
  Prepaid expenses and other current assets      32,417                8,963
Total current assets                            169,696              166,602

Property and equipment, net                     175,567              131,488
Intangible assets, net                        2,003,526            1,290,172
Other assets                                     57,743              116,680
            Total assets                    $ 2,406,532          $ 1,704,942

                     LIABILITIES
Current liabilities:
  Accounts payable, accrued
    expenses and other
    current liabilities                     $    86,504           $  55,532
          Total current liabilities              86,504              55,532

Long-term debt                                  834,500             670,000
5 1/2% Liquid Yield Option Notes                123,619             118,682
Other liabilities                               114,927             108,914
Deferred tax liability                          334,549             264,878

Commitments and contingencies

                     SHAREHOLDERS' EQUITY
Preferred Stock, authorized and unissued
   4,000,000 shares                                  -                 -
Common Stock, $0.01 per share par
  value; authorized 100,000,000
   shares, issued and outstanding
   shares:
   45,564,401 in 1997 and 31,287,221 in 1996       455                  313
Additional paid-in capital                     860,530              432,721
Common stock warrants                           31,500               26,500
Unrealized gain on investments                       -                2,042
Retained earnings                               19,948               25,360
            Total shareholders' equity         912,433              486,936

            Total liabilities and
              shareholders' equity         $ 2,406,532          $ 1,704,942

                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.



                        JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months and nine months ended September 30, 1997 and 1996
                          (In thousands, except per share amounts)
                                         (UNAUDITED)



                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,

                                  1997        1996         1997         1996

Broadcast revenue             $  161,733  $   60,143   $  413,689   $  142,176
  Less agency commissions         17,173       5,817       44,748       14,656
    Net revenue                  144,560      54,326      368,941      127,520

Broadcast operating expenses      93,734      38,273      251,513       91,694
Depreciation and amortization     21,900       5,166       53,097       10,601
Corporate general and
  administrative expenses          3,406       1,658        9,240        4,080
    Operating income              25,520       9,229       55,091       21,145

Interest expense                 (20,951)     (6,844)     (60,081)     (13,397)
Gain on sale of radio stations      -           -          10,801        2,539
Other income, net                    214       3,160        2,733        4,701
    Income before income taxes
      and extraordinary loss       4,783       5,545        8,544       14,988

Income taxes                       4,300       3,445        6,500        7,285
    Income before
      extraordinary loss             483       2,100        2,044        7,703
    Extraordinary loss, net of
      income tax credit           (1,900)     (2,015)      (7,456)      (2,966)

Net (loss) income             $   (1,417) $       85   $   (5,412)  $    4,737


NET (LOSS) INCOME PER COMMON SHARE:

Before extraordinary loss       $ 0.01      $  0.06      $ 0.05       $  0.31
Extraordinary loss               (0.04)       (0.06)      (0.18)        (0.12)
Net (loss) income per
  common share                  $(0.03)     $  0.00      $(0.13)      $  0.19
Number of common shares used
  in per share computations      49,113      33,303       41,647       24,880

             The accompanying notes are an integral
    part of the condensed consolidated financial statements.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1997 and 1996
                               (In thousands)
                                 (UNAUDITED)


                                                    1997            1996

Cash flows from operating activities:
Net cash provided by operating activities       $   31,109      $   17,656
Cash flows from investing activities:
  Deposits paid on broadcast properties            (26,225)           -
  Capital expenditures                             (12,485)         (7,506)
  Cash paid for acquisitions                      (542,074)       (827,941)
  Proceeds from sale of investments                 73,813            -
  Proceeds from sale of radio stations              19,450           6,595
  Loans originated and other                         -              (7,147)

Net cash used by investing activities             (487,521)       (835,999)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt         324,700         703,000
  Proceeds from issuance of 8 3/4% Notes           150,000            -
  Proceeds from issuance of LYONs                     -            115,172
  Proceeds from issuance of common stock           246,154         317,109
  Repayment of long-term debt                     (310,200)       (248,500)
  Payment of finance costs                         (13,927)        (21,342)
  Other                                                327          (1,712)
Net cash provided by financing
  activities                                       397,054         863,727

Net (decrease) increase in cash and
  cash equivalents                                 (59,358)         45,384
Cash and cash equivalents at
  beginning of period                               78,137           7,437

Cash and cash equivalents at end of period      $   18,779       $  52,821

Supplemental schedule of non-cash investing
  and financing activities:
Common stock issued in acquisitions             $  179,428       $    -
Warrants issued in acquisitions                      5,000          26,500
Liabilities assumed in acquisitions                 36,851         233,135
Fair value of assets exchanged, net of cash        104,000            -



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

2.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions and Dispositions

     First Six Months Transactions

     In the first six months of 1997, the Company completed acquisitions of 52 stations in 20 broadcast areas for a purchase price consisting of (i) $225.8 million in cash, of which $26.1 million was placed in escrow in 1996, (ii) the issuance of approximately 3.55 million shares of common stock valued at $105.9 million, and (iii) the issuance of warrants to acquire 500,000 shares of common stock at $40 per share valued at $5.0 million.


     The Company also completed three separate like-kind exchanges of broadcast properties, exchanging five stations and $27.0 million in cash, of which $3.6 million was placed in escrow in 1996, for nine stations and $16.0 million in cash. The Company sold one station in San Diego, California for $6.0 million.


     July Transactions

     The Company acquired WLTF-FM and WTAM-AM in Cleveland, Ohio from Secret Communications, Inc. for approximately $45.0 million consisting of 750,000 shares of Jacor common stock valued at approximately $21.0 million as of the signing of the agreement and cash of approximately $24.0 million.


     The Company acquired WXZZ-FM and WTKT-AM in Georgetown, Kentucky and WKQQ-FM in Lexington, Kentucky for $24.0 million in cash from Village Communications, Inc.

     The Company acquired WLEC-AM and WCPZ-FM in Sandusky, Ohio for $7.7 million in cash from Erie Broadcasting II, Inc.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     The Company acquired WLKT-FM in Lexington, Kentucky for $5.1 million in cash from Newport Communications L.L.C., BRC
     Media Management, Inc., James E. Champlin and Martin F.
     Beck.


     The Company acquired KBKK-FM in Spanish Fork, Utah for approximately $4.5 million in cash from Garcia Broadcasting, L.L.C.

     August Transactions

     The Company acquired WITS-AM and WYMR-FM in Sebring, Florida for approximately $0.7 million in cash from Outback
     Broadcasters, Inc.

     The Company acquired KMXN-AM in Santa Rosa, California for approximately $0.1 million in cash from Cardinal Communications, Inc.

     The Company disposed of WXZZ-FM in Lexington, Kentucky for approximately $3.5 million in cash.

     September Transactions

     The Company acquired KAHS-AM in Thousand Oaks, California for approximately $0.4 million in cash from Buenaventura
     Communications, Inc.

     The Company acquired WCBW-FM in St. Louis, Missouri for
     $13.2 million in cash from Continental Broadcasting Group, Inc.


     Completed Broadcasting Services Acquisitions

     In the first nine months of 1997, the Company completed acquisitions of four broadcasting services companies for a purchase price consisting of (i) $216.5 million in cash, and
     (ii) the issuance of approximately 1.48 million shares of common stock valued at $52.7 million.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     All of the above acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming the first nine months acquisitions in 1997 and all of the 1996 acquisitions had taken place at the beginning of 1996, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

                                           Pro forma (Unaudited)
                                Three Months Ended        Nine Months Ended
                                  September 30,              September 30,
                                1997          1996        1997         1996

     Net revenue               $145,348   $136,173      $414,480    $386,383

     Net income (loss) before
       extraordinary items     $  1,531   $ (1,130)     $  2,387    $ (7,812)

     Net (loss) income         $   (369)  $ (3,145)     $ (5,069)   $(10,778)

     Net income (loss)
       per common share before
       extraordinary items     $   0.03   $  (0.02)     $   0.05    $  (0.17)

     Net (loss) income per
       common share            $  (0.01)  $  (0.07)     $  (0.10)   $  (0.24)

     Recently Completed Acquisitions Subsequent to September 30, 1997

     The Company acquired KXIC-AM and KKRQ-FM in Iowa City, Iowa for $8.0 million in cash from Iowa City Broadcasting Company, Inc. and Thomas E. Ingstad.

     The Company acquired KIGN-FM, KOLZ-FM, KGAB-AM and KLEN-FM in Cheyenne and Orchard Valley, Wyoming for $5.5 million in cash from Magic City Media.

     The Company acquired WNCD-FM and WNIO-AM in Niles, Ohio through a purchase of the outstanding stock of WN
     Broadcasting Corp. for $3.4 million in cash.

     The Company acquired the rights to The Dr. Laura Schlessinger Show from Synergy Broadcasting, Inc. and the assets of Multiverse Networks, L.L.C., one of the nation's top network radio sales representation firms and the outside sales representation arm of The Dr. Laura Schlessinger Show, for $71.5 million in cash.

     Pending Radio Station Acquisitions and Dispositions

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

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     In August 1997, the Company entered into a binding agreement with Trumper Communications, Inc., whereby Jacor will exchange the assets of KBKK-FM in Spanish Fork, Utah for the assets of KISN-AM in Salt Lake City, Utah.

     In October 1997, the Company entered into a letter of intent to purchase the assets of Nationwide Communications, Inc.'s 17 radio stations for $620.0 million (the "Nationwide Transaction"). The stations are located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland and Columbus. The Company anticipates this transaction will close in the second quarter of 1998.

     The Company has also entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 27 stations in seven of the Company's existing broadcast areas and in five new broadcast areas for a total purchase price of $99.2 million, of which $26.8 million has already been paid in escrow.


3.   ISSUANCE OF COMMON STOCK

     In May 1997, the Company completed an offering of 6,650,000 shares of common stock at $31.00 per share net of underwriting discounts of $1.31 per share (the "Offering"). The over-allotment option was also exercised by the underwriters resulting in the issuance of an additional 997,500 shares. Net proceeds to the Company from the Offering were approximately $226.0 million. Concurrently with the Offering, the Company issued 673,628 shares of common stock for $20.0 million to affiliated designees of the Company's largest shareholder, The Zell/Chilmark Fund L.P.


4.   ISSUANCE OF SUBORDINATED NOTES

     In June 1997, the Company issued $150.0 million of 8 3/4% Senior Subordinated Notes (the "Notes") in a private placement offering. In connection with the Notes Offering the Company entered into a registration rights agreement, which will require the Company within 180 days to exchange the Notes for identical notes registered with the Securities and Exchange Commission. Net proceeds to the Company were $147.0 million. The Notes will mature on June 15, 2007. Interest on the Notes is payable semi-annually. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2002. The redemption prices commence at 104.375% and are reduced by 1.458% annually until June 15, 2005 when the redemption price is 100%.

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

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.   ISSUANCE OF SUBORDINATED NOTES, Continued

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


5.   LONG-TERM DEBT

     New Credit Facility

     In September 1997, the Company entered into a new $1.15 billion credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility replaces the June 1996 Credit Facility, giving the Company an additional $400 million in borrowing capacity, and consists of two components: (i) a revolving credit facility of up to $750 million with a mandatory commitment reduction of $50.0 million on June 30, 2000 continuing semi-annually through June 2003, and a final maturity date of December 31, 2004; and (ii) a term loan of up to $400 million with a scheduled reduction of $35.0 million on December 31, 1999 with increasing semi-annual reductions thereafter and a final maturity date of December 31, 2004. At September 30, 1997, the outstanding balance of the term loan was $400.0 million.

     The Credit Facility is collateralized by a first priority perfected pledge of all capital stock owned by the Company and loans under the Credit Facility are guaranteed by the Company and each of the Company's direct and indirect subsidiaries. The Company's obligations with respect to the Credit Facility and each guarantor's obligations with respect to the related guaranty are collateralized by substantially all of their respective assets, and, in the case of the Company's subsidiaries, capital stock.

     During the first nine months of 1997 the Company recognized an extraordinary loss of approximately $7.5 million, net of income tax credit, related to the write-off of debt financing costs.


6.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

This Report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act. When used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the matters discussed in this Report generally. The Company undertakes no obligation to publicly release the result of any revisions to these forwardlooking statements that may be made to reflect any future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

Completed Acquisitions and Dispositions

In the first nine months of 1997, the Company completed acquisitions of: 66 radio stations in 26 different broadcast areas; substantially all of the assets relating to the broadcast distribution and related print and electronic media publishing businesses of EFM Media; the assets of NSN Network Services, a leading provider of satellite and network services for the radio broadcasting industry; the assets of Airwatch Communications, Inc. and Airtraffic Communications, Inc.; and effected a merger with Premiere Radio Networks, Inc. These acquisitions required cash consideration in the aggregate of approximately $571.9 million, of which approximately $29.8 million was placed in escrow in 1996. The acquisitions were funded through: (i) net proceeds of $246.2 million from a common stock offering, (ii) net proceeds of $147.0 million from the issuance of 8 3/4% notes, (iii) borrowings under the Credit Facility, and (iv) proceeds of approximately $93.3 million from the sale of certain investments and two radio stations.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





LIQUIDITY AND CAPITAL RESOURCES, Continued

Recently Completed Acquisitions Subsequent to September 30, 1997

In October 1997, the Company completed acquisitions of eight radio stations in three broadcast areas for aggregate cash consideration of approximately $16.9 million. Additionally, the Company acquired the rights to The Dr. Laura Schlessinger Show from Synergy Broadcasting, Inc. and the assets of Multiverse Networks, L.L.C., one of the nation's top network radio sales representation firms and the outside sales representation arm of The Dr. Laura Schlessinger Show, for $71.5 million in cash. The acquisitions were funded from borrowings under the Credit Facility.

Pending Acquisitions and Dispositions

In October 1997, the Company entered into a letter of intent to purchase the assets of Nationwide Communications, Inc.'s 17 radio stations for $620.0 million. The stations are located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland and Columbus. The Company anticipates this transaction will close in the second quarter of 1998.

The Company has also entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 27 stations in seven of the Company's existing broadcast areas and in five new broadcast areas for a total purchase price of $99.2 million, of which $26.8 million has already been paid in escrow through November 5, 1997.

Pending Acquisition Financing

As of November 5, 1997, the Company had $517.5 million of outstanding indebtedness under the Credit Facility, which includes all borrowings used to fund the recently completed transactions, and available borrowings of $632.5 million. The Company will finance its pending acquisitions from a combination of one or more of the following sources: utilizing available borrowings under the Credit Facility; the Company's working capital; and/or proceeds that may be raised through private and/or public offerings of additional equity and/or debt securities of the Company, some of which could be sold to the Company's existing security holders including without limitation the Zell/Chilmark Fund L.P. or its affiliates or designees. The Company has not made any definitive decisions as to which of these funding sources will be utilized nor as to the relative amounts that may be obtained from such sources. Additionally, the Company anticipates that there will be certain dispositions of radio stations related to the Nationwide Transaction, although no such dispositions have yet been determined.

Credit Facilities and Other

In September 1997, a new Credit Facility replaced the June 1996 Credit Facility, resulting in expanded availability of up to $1.15 billion. The interest rate pricing on the Credit Facility has been reduced to reflect the Company's improved capitalization and current market terms. The Credit Facility provides loans to the Company in two components: (i) a reducing revolving credit facility of up to $750.0 million under which the aggregate commitments would reduce on a semi-annual basis commencing in June 2000; and (ii) a $400.0 million amortizing term loan that would reduce on a semi-annual basis commencing in December 1999. Year to date, through November 1, 1997, the average interest rate on Credit Facility borrowings was 7.68%.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





LIQUIDITY AND CAPITAL RESOURCES, Continued

The issuance of additional debt would negatively impact the Company's debt-toequity ratio and its results of operations and cash flows due to higher amounts of interest expense. Any issuance of additional equity would lessen this impact.




RESULTS OF OPERATIONS

The Nine Months Ended September 30, 1997 Compared to the Nine
Months Ended September 30, 1996

Broadcast revenue for the first nine months of 1997 was $413.7 million, an increase of $271.5 million or 190.9% from $142.2 million during the first nine months of 1996. This increase resulted primarily from the revenue generated at those properties owned or operated during the first nine months of 1997 but not during the comparable 1996 period. On a "same station" basis - reflecting results from stations operated in the first nine months of both 1997 and 1996 - broadcast revenue for 1997 was $125.4 million, an increase of $14.1 million or 12.7% from $111.3 million for 1996. This increase resulted primarily from the growing benefits of the Company's strategy of radio station clustering and a strong advertising environment.

Agency commissions for the first nine months of 1997 were $44.7 million, an increase of $30.0 million or 204.1% from $14.7 million during the first nine months of 1996 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for the first nine months of 1997 were $13.4 million, an increase of $1.9 million or 16.5% from $11.5 million for 1996 due to the increase in broadcast revenue.

Broadcast operating expenses for the first nine months of 1997 were $251.5 million, an increase of $159.8 million or 174.3% from $91.7 million during the first nine months of 1996. These expenses increased primarily as a result of expenses incurred at those properties owned or operated during the first nine months of 1997 but not during the comparable 1996 period. On a "same station" basis, broadcast operating expenses for the first nine months of 1997 were $79.4 million, an increase of $7.2 million or 10.0% from $72.2 million for the first nine months of 1996. This increase resulted primarily from increased selling costs.

Depreciation and amortization for the first nine months of 1997 and 1996 was $53.1 million and $10.6 million, respectively. This increase was due to acquisitions in 1996 and the first nine months of 1997.

Operating income for the first nine months of 1997 was $55.1 million, an increase of $34.0 million or 161.1% from an operating income of $21.1 million for the first nine months of 1996.

Interest expense in the first nine months of 1997 was $60.1 million, an increase of $46.7 million from $13.4 million in the first nine months of 1996. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





RESULTS OF OPERATIONS, Continued

The gain on the sale of assets in 1997 resulted from the sale of the Company's investment in News Corp. Warrants in February 1997 and in Paxson Communications Corporation ("Paxson") stock in May, 1997. The gain on the sale of assets in 1996 resulted from the sale of two FM radio stations in Knoxville.

Income tax expense was $6.5 million for the first nine months of 1997 and income tax expense for the first nine months of 1996 was $7.3 million. The effective tax rate increased in the first nine months of 1997 due to an increase in non-deductible goodwill resulting from acquisitions.

In the first nine months of 1997 the Company recognized an extraordinary loss of approximately $7.5 million, net of income tax credit, related to the write off of debt financing costs. In the first nine months of 1996, the Company recognized an extraordinary loss of approximately $3.0 million, net of income tax credit, related to the write off of debt financing costs.

Net loss for the first nine months of 1997 was $5.4 million, compared to net income of $4.7 million reported by the Company for the first nine months of 1996.

The Three Months Ended September 30, 1997 Compared to the Three
Months Ended September 30, 1996

Broadcast revenue for the third quarter of 1997 was $161.7 million, an increase of $101.6 million or 169.1% from $60.1 million during the third quarter of 1996. This increase resulted primarily from the revenue generated at those properties owned or operated during the third quarter of 1997 but not during the comparable 1996 period. On a "same station" basis reflecting results from stations operated in the third quarter of both 1997 and 1996 - broadcast revenue for 1997 was $45.3 million, an increase of $4.4 million or 10.8% from $40.9 million for 1996. This increase resulted primarily from the growing benefits of the Company's strategy of radio station clustering and a strong advertising environment.

Agency commissions for the third quarter of 1997 were $17.2 million, an increase of $11.4 million or 196.6% from $5.8 million during the third quarter of 1996 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for the third quarter of 1997 were $5.1 million, an increase of $0.9 million or 21.4% from $4.2 million for 1996 due to the increase in broadcast revenue.

Broadcast operating expenses for the third quarter of 1997 were $93.7 million, an increase of $55.4 million or 144.6% from $38.3 million during the third quarter of 1996. These expenses increased primarily as a result of expenses incurred at those properties owned or operated during the third quarter of 1997 but not during the comparable 1996 period. On a "same station" basis, broadcast operating expenses for the third quarter of 1997 were $27.7 million, an increase of $1.7 million or 6.5% from $26.0 million for the third quarter of 1996. This increase resulted primarily from increased selling costs.

Depreciation and amortization for the third quarter of 1997 and 1996 was $21.9 million and $5.2 million, respectively. This increase was due to the acquisitions in the last six months of 1996 and the first nine months of 1997.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




RESULTS OF OPERATIONS, Continued

Operating income for the third quarter of 1997 was $25.5 million, an increase of $16.3 million or 177.2% from an operating income of $9.2 million for the third quarter of 1996.

Interest expense in the third quarter of 1997 was $21.0 million, an increase of $14.2 million from $6.8 million in the third quarter of 1996. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

Income tax expense was $4.3 million for the third quarter of 1997 and income tax expense for the third quarter of 1996 was $3.4 million. The effective tax rate increased in the third quarter of 1997 due to an increase in nondeductible goodwill resulting from acquisitions.

In the third quarter of 1997 the Company recognized an extraordinary loss of approximately $1.9 million, net of income tax credit, related to the writeoff of debt financing costs. In the third quarter of 1996 the Company recognized an extraordinary loss of approximately $2.0 million, net of income tax credit, related to the write-off of debt financing costs.

Net loss for the third quarter of 1997 was $1.4 million, compared to net income of $0.1 million reported by the Company for the third quarter of 1996.

CASH FLOWS

Cash flows provided by operating activities, inclusive of working capital, were $31.1 million and $17.7 million for the nine months ended September 30, 1997 and 1996, respectively. Cash flows provided by operating activities for the first nine months of 1997 resulted primarily from the add-back of $59.4 million of non-cash expenses together with the add-back of $7.5 million for the extraordinary loss net of $(10.8) million from the gain on sale of assets together with the $(19.6) million net change in working capital to a net loss of $(5.4) million for the period. Cash flows provided by operating activities for the comparable 1996 period resulted primarily from the addback of $13.8 million of non-cash expenses together with the add-back of $3.0 million for the extraordinary loss, net of $(2.5) million from the gain on sale of radio stations, other costs of $(0.2) million and $(1.1) million net change in working capital to net income of $4.7 million for the period.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




CASH FLOWS, Continued

Cash flows used by investing activities were $(487.5) million and $(836.0) million for the nine months ended September 30, 1997 and 1996, respectively. Investing activities included capital expenditures of $(12.5) million and $(7.5) million for the first nine months of 1997 and 1996, respectively. Investing activities during the first three quarters of 1997 resulted primarily from the acquisition of broadcast properties of $(542.1) million and payment of escrow deposits of $(26.2) million, partially offset by the proceeds from the sale of the News Corp. Warrants, Paxson stock, and Australia's Wonderland investment of $73.8 million. Additionally, investing activities for the first three quarters of 1997 is net of $16.0 million of the proceeds from the like-kind exchange of WKRQ-FM in Cincinnati, Ohio for WVOR-FM, WHAM-AM and WHTK-AM in Rochester, New York, and proceeds from the sale of WXZZ-FM in Lexington, Kentucky of $3.5 million. Investing activities during the first three quarters of 1996 included expenditures of $(827.9) million and $(7.2) million for acquisitions, and loans made to Noble and in connection with the Company's JSAs and other, respectively. Additionally, investing activities for the 1996 period is net of $6.6 million of proceeds from the sale of radio stations WMYU-FM and WWST-FM in Knoxville.

Cash flows provided by financing activities were $397.1 million and $863.7 million for the nine months ended September 30, 1997 and 1996, respectively. Cash flows provided by financing activities during the first three quarters of 1997 resulted primarily from $150.0 million in proceeds from the issuance of 8 3/4% Senior Subordinated Notes, $247.9 million from the issuance of common stock, and $14.5 million of net borrowings under the credit facility, partially offset by payment of finance costs of $(13.9) million and other of $(1.4) million. Cash flows provided by financing activities during the first nine months of 1996 resulted primarily from the $454.5 million in net borrowings under the former credit facility, together with $115.2 million in proceeds from the issuance of Liquid Yield Option Notes, $317.1 million from the issuance of common stock, $(21.3) million of paid finance costs, and $(1.8) million of other costs.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits.




Number    Description                                              Page

 4.1      Effectiveness Agreement dated as of September 16,
          1997 among Jacor Communications Company ("JCC"),
          the Lenders named therein (the "Lenders"),
          the Chase Manhattan Bank, as Administrative
          Agent, Banque Paribas, as Documentation
          Agent, and Bank of America Illinois, as
          Syndication Agent (omitting schedules and
          exhibits not deemed material).  Incorporated
          by reference to Exhibit 4.1 to the Company's
          Current Report on Form 8-K dated September 30,1997.        *

 4.2      Credit Agreement dated as of June 12, 1996 as
          Amended and Restated as of February 14, 1997
          and as Further Amended and Restated as of
          September 16, 1997 among JCC, the
          Lenders, Bank of America National
          Trust and Savings Association (as
          successor by merger to Bank of
          America Illinois), as Syndication
          Agent, Banque Paribas, as
          Documentation Agent, and the Chase
          Manhattan Bank, as Administrative
          Agent (omitting schedules and
          exhibits not deemed
          material)(included as Exhibit A to
          Effectiveness Agreement) ("Restated
          Credit Agreement").  Incorporated by
          reference to Exhibit 4.2 to the Company's Current
          Report on Form 8-K dated September 30, 1997.                *

 4.3      Parent Guarranty dated as of June 12, 1996 and as
          Amended and Restated as of September 16, 1997, by
          the Company in favor or The Chase Manhattan
          Bank, as Administrative Agent for the Agents,
          the Lenders and any Interest Rate Hedge
          Providers (each as defined in the Restated Credit
          Agreement).  Incorporated by reference to Exhibit 4.3
          to the Company's Current Report on Form 8-K dated
          September 30, 1997.                                         *

 4.4      Reaffirmation Agreement dated as of September 16,
          1997 between The Chase Manhattan Bank, as
          Administrative Agent for the benefit of the
          Agents, the Issuing Banks, the Lenders and
          any Interest Rate Hedge Providers (each as
          defined in the Restated Credit Agreement),
          the Company, JCC and each subsidiary of JCC.
          Incorporated by reference to Exhibit 4.4 to
          the Company's Current Report on Form 8-K dated
          September 30, 1997.                                        *

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION










Number    Description                                               Page

 4.5      First Supplemental Indenture Dated as of
          September 16, 1997 (Supplemental to Indenture
          Dated as of June 12, 1996) between JCC, the
          Company and First Trust National Association
          for JCC's 10 1/8% Senior Subordinated Notes
          due 2006 and Jacor's Guaranty thereof.
          Incorporated by reference to Exhibit 4.5 to
          the Company's Current Report on Form 8-K
          dated September 30, 1997.                                   *

 4.6      First Supplemental Indenture Dated as of
          September 16, 1997 (Supplemental to Indenture
          Dated as of December 17, 1996) between JCC,
          the Company, the Subsidiary Guarantors named
          therein, and The Bank of New York for JCC's 9
          3/4% Senior Subordinated Notes due 2006 and the
          Company's and the Subsidiary Guarantors'
          Guaranty thereof.  Incorporated by reference
          to Exhibit 4.6 to the Company's Current Report
          on Form 8-K dated September 30, 1997.                       *

 4.7      First Supplemental Indenture Dated as of
          September 16, 1997 (Supplemental to Indenture
          Dated as of June 17, 1997) between JCC, the
          Company, the Subsidiary Guarantors named
          therein, and The Bank of New York for JCC's 8
          3/4% Senior Subordinated Notes due 2007 and
          Jacor's and the Subsidiary Guarantors' Guaranty
          thereof.  Incorporated by reference to Exhibit 4.7 to
          the Company's Current Report on Form 8-K
          dated September 30, 1997.                                  *

  11      Computation of Consolidated Income (Loss) Per
          Common Share                                              21

  27      Financial Data Schedule                                   22



[FN]

   *      Incorporated by reference.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION








    (b)   Reports on Form 8-K

     The following Forms 8-K were filed during the third quarter of 1997:

     1. Form 8-K dated August 29, 1997. This Form 8-K described the Company's interest in acquiring American Radio Systems.

     2. Form 8-K dated September 30, 1997. This Form 8-K described the Company's amendment and restatment of its existing Credit Facility. This Form 8-K also described the
        Company's agreement to acquire the rights to the Dr.
        Laura Schlessinger Show from Synergy Broadcasting, Inc.
        and the assets of Multiverse Networks, L.L.C. for $71.5 million as well as Company transactions involving the acquisition and disposition of radio stations.


     In addition, the following Form 8-K was filed during the fourth quarter of 1997:

     1. Form 8-K dated November 4, 1997. This Form 8-K described the Company's signing of a letter of intent to purchase the assets of 17 radio stations from Nationwide
        Communications, Inc. and its affiliated entities for a purchase price of $620.0 million as well as Company transactions involving the acquisition and disposition of radio stations.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)


DATED:  November 12, 1997      BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                   Senior Vice President
                                   and Chief Financial Officer


                                 EXHIBIT 11

                 JACOR COMMUNICATIONS, INC. AND  SUBSIDIARIES
              Computation of Consolidated Income Per Common Share
          for the three months and nine months ended September 30, 1997 and 1996 (In thousands, except per share amounts)



                                          Three Months Ended   Nine Months Ended
                                             September 30         September 30
                                          1997          1996   1997         1996
Income (loss) for primary and
fully diluted computation:
    Income before extraordinary item    $     483    $2,100    $ 2,044    $ 7,703
    (Loss) income                       $  (1,417)   $   85    $(5,412)   $ 4,737


Primary (1.):

     Weighted average common shares
       and all other dilutive
       securities:
         Common stock                      45,362    31,250     39,007     23,499
         Stock options, Citicasters
          warrants and Regent warrants      3,451     1,753      2,340      1,081
         Contingently issuable
            common shares                     300       300        300        300

                                           49,113    33,303     41,647     24,880

     Primary (loss) income per
       common share:

         Before extraordinary loss        $  0.01    $ 0.06     $ 0.05     $ 0.31

         Net (loss) income                $ (0.03)   $ 0.00     $(0.13)    $ 0.19



     NOTES:

     1. Fully diluted earnings per share is not presented since it approximates primary income per share.
