Form 10-K
period 1997-12-31
JACOR COMMUNICATIONS INC
filed 1998-03-27
CIK 702808

FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997
                               OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
                  Commission File No. 0-12404

                  JACOR COMMUNICATIONS, INC.

A Delaware Corporation            Employer Identification
                                     No. 31-0978313

50 East RiverCenter Blvd. 12th Floor    Telephone (606) 655-2267
Covington, Kentucky  41011

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
            Common Stock, no par value
            Common Stock Purchase Warrants expiring September 18, 2001 Common Stock Purchase Warrants expiring February 27, 2002 Liquid Yield Option Notes due 2011
            Liquid Yield Option Notes due 2018

Other securities for which reports are submitted pursuant to
Section 15(d) of the Act:   10 1/8%  Senior Subordinated Notes due 2006
           9 3/4% Senior Subordinated Notes due 2006
           8 3/4% Senior Subordinated Notes due 2007
           8% Senior Subordinated Notes due 2010

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

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 2, 1998 was $2,052,536,556.
The number of common shares outstanding as of March 2, 1998 was 50,757,782.

There are 95 pages in this document.
The index of exhibits appears on page 80.

            Documents incorporated by Reference:
Portions of Registrant's definitive Proxy Statement to be filed during April 1998 in connection with the Annual
Meeting of Shareholders presently scheduled to be held on May 20, 1998 are incorporated by reference into Part III of this Form 10-K.

                 JACOR COMMUNICATIONS, INC.
                   INDEX TO ANNUAL REPORT
                        ON FORM 10-K





                                                       Page
Part I
  Item 1  Business                                      3
  Item 2  Properties                                   30
  Item 3  Legal Proceedings                            30
  Item 4  Submission of Matters to a Vote of Security
            Holders                                     *

Part II
  Item 5  Market for Registrant's Common Equity and
          Related Stockholder Matters                  31
  Item 6  Selected Financial Data                      32
  Item 7  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                 34
  Item 7A Quantitative and Qualitative Disclosures
            about Market Risk                          N/A
  Item 8  Financial Statements and Supplementary Data  43
  Item 9  Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure                                  *

Part III
  Item 10 Directors and Executive Officers of the
            Registrant                                 43
  Item 11 Executive Compensation                       43
  Item 12 Security Ownership of Certain Beneficial
            Owners and Management                      43
  Item 13 Certain Relationships and Related
            Transactions                               43

Part IV
  Item 14 Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                    76



 *  - The response to this Item is "none".

N/A - Not Applicable

Item 1.  BUSINESS

Jacor Communications, Inc. ("Jacor" or the "Company") is a holding company engaged primarily in radio broadcasting and providing related services to radio broadcasting companies.
As of March 2, 1998, Jacor entities owned and/or operated
169 radio stations located across the United States in 42 broadcast areas and one television station located in the Cincinnati broadcast area. Jacor also has a joint sales agreement to sell advertising time for one station in Louisville. Jacor further provides programming to and sells air time for two stations in Baja California, Mexico pursuant to an exclusive sales agency agreement.

Jacor has also entered into agreements to acquire an additional 24 radio stations, which will expand its presence in nine existing broadcast areas and allow the Company to enter nine new broadcast areas.

Business Strategy

Jacor's strategic objective is to maximize revenue and broadcast cash flow (defined herein) by becoming the leading radio broadcaster in geographically diverse broadcast areas and by leveraging its expertise in programming production, syndication and distribution. Jacor intends to acquire individual radio stations, radio groups and/or businesses that provide radio broadcasting services that strengthen its strategic position in the radio industry and enhance its operating performance. Specifically, Jacor's business strategy centers upon:

Broadcast Area Revenue Leadership. Jacor strives to maximize its audience ratings in each of its broadcast areas in order to capture the largest share of the radio advertising revenue in that area and to attract advertising away from other media. Jacor believes that the most effective way to capture a higher percentage of advertising revenue is to operate multiple radio stations within a broadcast area, tailoring each station's programming to deliver highly effective access to a target demographic. In implementing its multi-station strategy, Jacor utilizes its programming expertise over a broad range of radio formats to create distinct station personalities within a broadcast area. Jacor further enhances its ability to increase its revenues through a more complete coverage of the listener base by being an industry leader in successfully operating AM stations.

Development of "Stick" Properties. In addition to acquiring developed, cash flow producing stations, Jacor also strategically acquires underdeveloped "stick" properties (i.e., properties with insignificant ratings and/or little or no positive broadcast cash flow). Jacor believes that acquisitions of strategically located "stick" properties often provide greater potential for revenue and broadcast cash flow growth than do acquisitions of developed properties. Historically, Jacor has been able to improve the ratings, revenue and broadcast cash flow of its "stick" properties with increased marketing and focused programming that complements its existing radio station formats and by leveraging the management expertise and operational support of regional clusters. Additionally, Jacor increases the revenue and broadcast cash flow of "stick" properties by encouraging advertisers to buy advertising in a package with its more established stations. Jacor believes that the Company's portfolio of "stick" properties creates significant potential for revenue and broadcast cash flow growth.

Development of Regional Clusters Around Core Broadcast Areas. Jacor believes it can leverage its position as the leader in a core broadcast area to create additional revenue and broadcast cash flow opportunities by building regional multi-station clusters around Jacor's core broadcast areas. Utilizing programming from its core broadcast areas, Jacor provides its regional clusters with high quality programming which would not otherwise be economically viable in such smaller broadcast areas, thereby spreading the costs associated with the delivery of such programming across a greater number of stations. By improving the ratings of its regional stations with such enhanced programming, Jacor believes it can generate incremental revenue and broadcast cash flow.

Strategic Acquisitions of Complementary Stations. Jacor focuses its acquisition strategy on acquiring stations with powerful broadcast signals that complement its existing portfolio and strengthen its overall competitive position. By operating multiple stations within its broadcast areas, Jacor seeks to position itself as the most efficient advertising medium in a geographic location, providing advertisers with a wide access to a variety of demographic groups through a single purchase of advertising time. Through the acquisition of additional stations within an existing broadcast area, Jacor spreads its fixed costs over a larger base of stations and creates operating efficiencies enabling it to generate higher broadcast cash flow. Jacor may enter additional broadcast areas, domestic or international, through acquisitions of radio groups that have multiple station platforms and/or through acquisitions of individual stations in new locations where Jacor believes a revenue-leading position can be created.

Acquisitions of Broadcast Related Businesses. Jacor strengthens its strategic position in the radio industry through the acquisition and operation of businesses that provide services to radio broadcasting companies. In 1997, Jacor significantly expanded its base of syndicated radio programming available to both Jacor's radio stations and other broadcasting companies. Jacor acquired for approximately $340.3 million, a leading producer and distributor of syndicated radio programming, research, and other services, two leading providers of syndicated talk radio programming, a leading provider of satellite and network services for the radio broadcasting industry and a leading provider of traffic reporting services in the San
Diego and Los Angeles, California broadcast areas.

In addition to generating cash flow, these broadcast related services enhance the Company's ability to (i) increase ratings for its existing stations, (ii) transform "stick" properties into broadcast cash flow producing properties and
(iii) maintain long-term relationships with Jacor's on-air talent. By combining the national reach of the Company's radio stations with the network sales forces acquired by Jacor, the Company seeks to maximize the value of commercial broadcast inventory that it can then resell to national advertisers.

Radio Station Overview

The following table and the accompanying footnotes set forth certain information regarding the 193 radio stations that will be owned and/or operated by Jacor upon completion of all pending acquisitions and dispositions.


                                                                                   Target
                                        1997 Combined                            Demographic
Broadcast             Pending           Radio Revenue                  Target      Share %/
Area/Station(1)      Acquisition (P)        Rank           Format    Demographic    Rank(2)

Los Angeles, CA                              7
 KIIS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    4.5/7
 KXTA-AM(3)                                           Sports        Men 25-54        -

Dallas, TX                                   4
 KDMX-FM               P                              Hot Adult
                                                      Contemporary  Adults 18-34    7.1/3
 KEGL-FM               P                              Rock          Men 18-34       6.9/4

Houston, TX                                  5
 KHMX-FM               P                              Hot Adult
                                                      Contemporary  Adults 25-54    3.9/10
 KTBZ-FM               P                              Alternative   Men 18-34       7.2/3

Atlanta, GA                                  1
 WPCH-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     6.9/5
 WGST-AM                                              News Talk     Men 25-54       1.5/17
 WGST-FM(4)                                           News Talk     Men 25-54       2.4/15
 WKLS-FM                                              Rock          Men 18-34      10.4/3

San Diego, CA (5)                            1
 KHTS-FM                                              Rhythmic      Adults 18-34    6.0/5
 KSDO-AM                                              News Talk     Men 25-54       0.8/25(T)
 KJQY-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     2.8/10
 KOGO-AM                                              Talk          Adults 25-54    2.8/12
 KKLQ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    3.3/9
 KIOZ-FM                                              Rock          Men 18-34      10.3/1
 KGB-FM                                               Classic Rock  Men 25-54       9.5/1
 KPOP-AM                                              Nostalgia     Adults 35-64    2.5/12

Denver, CO                                   1
 KOA-AM                                               News Talk /
                                                      Sports        Men 25-54       9.4/2
 KRFX-FM                                              Classic Rock  Men 25-54      12.4/1
 KBPI-FM                                              Alternative   Men 18-34       9.8/3
 KTLK-AM                                              Talk          Adults 35-64    1.1/18
 KHIH-FM                                              Smooth Jazz   Adults 25-54   5.0/8(T)
 KHOW-AM                                              Talk          Adults 25-54    4.5/10
 KBCO-FM                                              Adult
                                                      Alternative   Adults 25-54   6.9/3(T)
 KTCL-FM(4)            P                              Alternative   Men 18-34      4.9/8(T)



                                                                                     Target
                                        1997 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank            Format   Demographic      Rank(2)


Minneapolis, MN                              6
 KSGS-AM(3)            P                              Urban Oldies  Adults 25-54     -
 KMJZ-FM               P                              New Adult
                                                      Contemporary  Adults 25-54   3.4/11(T)
Phoenix, AZ                                  6
 KGLQ-FM               P                              Classic Hits  Adults 25-54    3.3/14
 KZZP-FM               P                              Hot Adult
                                                      Contemporary  Adults 25-54    4.6/6
St. Louis, MO                                5
 KATZ-AM                                              Gospel        Adults 35-64   2.7/13(T)
 KMJM-FM                                              Urban
                                                      Contemporary  Adults 18-34   11.5/1
 KATZ-FM                                              Rhythm/Blues  Adults 25-54    2.2/18
 KSLZ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    3.2/13
Tampa, FL                                    1
 WFLA-AM                                              News Talk /
                                                      Sports        Adults 35-64   6.1/4(T)
 WFLZ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   16.8/1
 WDUV-FM                                              Easy Listening
                                                      /Nostalgia    Adults 35-64   6.1/4(T)
 WXTB-FM                                              Rock          Men 18-34     15.7/1
 WTBT-FM                                              Classic Rock  Men 18-34     10.7/3
 WAKS-FM                                              Hot Adult
                                                      Contemporary  Women 18-34     6.4/5
 WDAE-AM                                              Sports        Men 25-54      1.8/16

Cincinnati, OH                               1
 WLW-AM                                               News Talk /
                                                      Sports        Men 25-54     12.9/1
 WEBN-FM                                              Album
                                                      Oriented Rock Men 18-34     25.4/1
 WOFX-FM                                              Classic Rock  Men 25-54      9.1/3
 WCKY-AM(3)(4)                                        Sports        Men 25-54       -
 WAQZ-FM(4)                                           Alternative   Adults 18-34    5.0/8
 WSAI-AM(4)                                           Nostalgia     Adults 35-64   2.3/13(T)
 WKRC-AM                                              News Talk     Adults 35-64    5.3/5
 WVMX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     7.5/5
Baltimore, MD                                5
 WPOC-FM               P                              Country       Adults 25-54    5.8/4

Portland, OR                                 1
 KEX-AM                                               Full Service/
                                                      Adult Cont.   Adults 35-64    6.6/4
 KKCW-FM                                              Adult
                                                      Contemporary  Women 25-54     9.7/1
 KKRZ-FM                                              Contemporary
                                                      Hit Radio     Women 18-34    17.5/1
 KEWS-AM                                              News Talk     Adults 35-64   4.1/10(T)



                                                                                    Target
                                        1997 Combined                            Demographic
Broadcast             Pending           Radio Revenue                  Target      Share %/
Area/Station(1)      Acquisition (P)        Rank           Format    Demographic    Rank(2)

Cleveland, OH                                1
 WKNR-AM                                              Sports        Men 25-54        6.8/6
 WTAM-AM                                              News Talk     Men 25-54        5.4/7(T)
 WGAR-FM               P                              Country       Adults 25-54    7.8/4
 WMJI-FM               P                              Oldies        Adults 25-54    10.1/1
 WMMS-FM               P                              Rock          Men 18-34       14.2/2
 WMVX-FM                                              Adult
                                                      Contemporary  Women 25-54     5.4/7
Columbus, OH                                 1
 WTVN-AM                                              News Talk /
                                                      Sports        Adults 35-64    8.9/3
 WLVQ-FM                                              Album
                                                      Oriented Rock Men 18-34       9.4/2
 WZAZ-FM                                              Alternative   Adults 18-34    6.3/6
 WHOK-FM                                              Country       Adults 25-54    3.5/9
 WAZU-FM                                              Rock          Men 18-34       5.2/7(T)
 WFII-AM               P                              Talk          Adults 35-64   0.5/27(T)
 WCOL-FM               P                              Country       Adults 25-54    9.4/2
 WKFX-FM                                              Classic Rock  Men 25-54      0.9/22(T)
 WNCI-FM               P                              Contemporary
                                                      Hit Radio     Adults 18-34    13.2/1
Salt Lake City, UT                           2
 KALL-AM                                              Talk          Adults 35-64    5.8/5
 KODJ-FM                                              Oldies        Women 25-54     7.9/2
 KKAT-FM                                              Country       Adults 25-54    4.4/8
 KURR-FM                                              Rock          Men 18-34       5.8/4
 KZHT-FM                                              Contemporary
                                                      Hit Radio     Women 18-34    5.2/7(T)
 KNRS-AM(4)            P                              News Talk     Adults 35-64   0.1/30
 KWLW-AM               P                              Easy
                                                      Listening     Adults 35-64   0.4/27(T)
Las Vegas, NV                                1
 KFMS-FM                                              Country       Adults 25-54    2.4/16
 KWNR-FM                                              Country       Adults 25-54    5.1/7
 KBGO-FM                                              Oldies        Women 25-54     3.2/10
 KSNE-FM                                              Adult
                                                      Contemporary  Women 25-54    12.5/1
San Jose, CA                                 3
 KSJO-FM               P                              Rock          Adults 18-34    5.3/3

Jacksonville, FL                             2
 WJBT-FM                                              Urban
                                                      Contemporary  Adults 18-34    8.2/4
 WQIK-FM                                              Country       Adults 25-54    6.5/5
 WSOL-FM                                              Classic Soul  Adults 25-54    7.5/3
 WZAZ-AM                                              Gospel        Adults 35-64   3.2/10(T)
 WJGR-AM                                              News Talk /
                                                      Sports        Adults 25-54    0.6/22
Louisville, KY(6)                            2
 WDJX-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   10.9/3
 WFIA-AM                                              Religious     Adults 25-54   0.3/25(T)
 WVEZ-FM                                              Adult
                                                      Contemporary  Women 25-54    12.6/2
 WSFR-FM                                              Classic Rock  Men 25-54       7.8/4
 WLRS-FM                                              Alternative   Men 18-34
8.7/5



                                                                                      Target
                                        1997 Combined                               Demographic
Broadcast             Pending           Radio Revenue                  Target         Share %/
Area/Station(1)      Acquisition (P)         Rank           Format   Demographic      Rank(2)


Rochester, NY                                2
 WVOR-FM                                              Adult
                                                      Contemporary  Adults 25-54    6.0/7
 WHAM-AM                                              News Talk     Adults 25-54    8.7/3
 WHTK-AM                                              Talk          Adults 35-64   1.2/13(T)
 WNVE-FM                                              New Rock      Men 18-34     20.0/1
 WYSY-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    3.6/10
 WISY-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    0.3/21(T)
 WMAX-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    0.5/21
Dayton, OH                                   1
 WONE-AM                                              Nostalgia     Adults 35-64    4.4/7
 WBTT-FM                                              Urban         Adults 18-34    5.8/7
 WLQT-FM                                              Adult
                                                      Contemporary  Women 25-54     9.9/3
 WMMX-FM                                              Hot Adult
                                                      Contemporary  Women 18-34    16.8/2
 WTUE-FM                                              Rock          Men 18-34      22.5/1
 WXEG-FM                                              Modern        Men 18-34      11.5/2

Des Moines, IA                               1
 WHO-AM                                               News Talk     Men 25-54      13.3/1
 KLYF-FM                                              Adult
                                                      Contemporary  Women 25-54     7.4/7
 KYSY-FM(4)            P                              Soft Adult
                                                      Contemporary  Women 25-54   1.7/11(T)
Toledo, OH                                   1
 WSPD-AM                                              News Talk     Adults 35-64    5.8/6
 WVKS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   15.1/1
 WRVF-FM                                              Adult
                                                      Contemporary  Women 25-54    13.2/2(T)
 WIOT-FM                                              Rock          Men 18-34      16.6/1
 WCWA-AM                                              Nostalgia     Adults 35-64    1.9/11

Lexington, KY                                1
 WMXL-FM                                              Hot Adult
                                                      Contemporary  Women 18-34   11.3/3(T)
 WLAP-AM                                              News Talk     Men 25-54      2.3/11(T)
 WKQQ-FM                                              Rock          Men 18-34     25.2/1
 WTKT-AM                                              Rhythm/Blues  Adults 35-64    2.9/10
 WLKT-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   13.9/2(T)
 WBUL-FM                                              Country       Adults 18-34    4.0/8


                                                                                     Target
                                        1997 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank          Format     Demographic     Rank(2)


Youngstown, OH                               2
 WKBN-AM(4)            P                              Talk          Adults 25-54    7.5/6
 WNIO-AM                                              Nostalgia     Adults 35-64   0.8/16(T)
 WKBN-FM(4)            P                              Soft Adult
                                                      Contemporary  Adults 25-54    3.5/8
 WNCD-FM                                              Rock          Adults 18-34   15.5/1

Charleston, SC                               2
 WEZL-FM                                              Country       Adults 25-54    9.8/1
 WXLY-FM                                              Oldies        Adults 25-54    7.4/4
 WLLC-FM                                              Modern Adult
                                                      Contemporary  Adults 25-54    7.7/3
 WRFQ-FM                                              Classic Rock  Adults 18-34    7.0/5

Boise, ID                                    2
 KIDO-AM                                              News Talk     Adults 25-54    3.7/11
 KARO-FM                                              Classic Rock  Men 25-54       7.1/4(T)
 KLTB-FM                                              Oldies        Adults 25-54    5.9/7
 KFXD-AM                                              Talk          Adults 25-54    2.6/14
 KCIX-FM(4)             P                             Adult
                                                      Contemporary  Women 25-54    7.8/4(T)
 KXLT-FM(4)             P                             Soft Adult
                                                      Contemporary  Women 25-54    10.9/1(T)
Cedar Rapids, IA                             1
 WMT-AM                                               Full Service  Adults 35-64   10.1/4(T)
 WMT-FM                                               Adult
                                                      Contemporary  Women 25-54    18.8/2
Santa Barbara, CA                            1
 KTYD-FM                                              Rock          Adults 18-34    9.4/2
 KQSB-AM                                              Talk          Adults 35-64   4.4/6(T)
 KSBL-FM                                              Adult
                                                      Contemporary  Adults 25-54   11.8/1
 KLDZ-AM                                              Oldies        Adults 35-64   2.7/10(T)
 KLDZ-FM(3)            P                              Oldies        Adults 35-64     -

Casper,WY                                   N/A
 KTWO-AM                                              Full Service/
                                                      Country       Adults 35-64   15.6/2
 KMGW-FM                                              Adult
                                                      Contemporary  Women 25-54    12.5/3
Cheyenne, WY                                N/A
 KGAB-AM(3)                                           Talk          Adults 35-64     -
 KIGN-FM                                              Rock          Adults 18-34   25.0/1
 KLEN-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     6.7/4
 KOLZ-FM                                              Country       Adults 25-54   21.9/1

Chillicothe, OH(8)                          N/A
 WBEX-AM(4)            P                              Talk          Adults 35-64     -
 WKKJ-FM(4)            P                              Country       Adults 25-54     -

Findlay, OH(8)                              N/A
 WQTL-FM                                              Classic Hits  Adults 25-54     -
 WHMQ-FM                                              Country       Adults 25-54     -



                                                                                     Target
                                        1997 Combined                             Demographic
Broadcast             Pending           Radio Revenue                  Target       Share %/
Area/Station(1)      Acquisition (P)        Rank           Format    Demographic     Rank(2)


Fort Collins/Greeley, CO                    N/A
 KCOL-AM                                              News Talk     Adults 35-64   2.5/12(T)
 KPAW-FM                                              Adult Cont./
                                                      Oldies        Adults 25-54   5.1/4(T)
 KGLL-FM                                              Country       Adults 25-54   3.8/8
 KIIX-AM(4)            P                              Nostalgia     Adults 35-64   1.0/21(T)

Idaho Falls, ID(8)                          N/A
 KID-AM                                               News Talk    Adults 25-54      -
 KID-FM                                               Country      Adults 25-54      -

Iowa City, IA                               N/A
 KXIC-AM(3)                                           Talk          Adults 25-54     -
 KKRQ-FM                                              Classic Rock  Adults 18-34    8.1/5

Lima, OH                                    N/A
 WIMA-AM                                              News Talk     Adults 35-64    6.5/3
 WIMT-FM                                              Country       Adults 25-54   17.0/1
 WBUK-FM                                              Oldies        Adults 25-54   11.3/3
 WMLX-FM(3)                                           Hot Adult
                                                      Contemporary  Women 18-34      -

Marion, OH(8)                               N/A
 WMRN-AM                                              Talk         Adults 25-54      -
 WDIF-FM                                              Contemporary
                                                      Hit Radio    Adults 18-34      -
 WMRN-FM                                              Country      Adults 25-54      -

Medford, OR(8)                              N/A
 KOPE-FM                P                             Talk         Adults 25-54      -

Pocatello, ID(8)                            N/A
  KWIK-AM                                              Sports       Men 25-54        -
 KPKY-FM                                              Oldies       Adults 25-54      -
 KRSS-FM                P                             Religion     Adults 35-64      -

Sandusky, OH(8)                             N/A
 WLEC-AM                                              Nostalgia    Adults 35-64      -
 WCPZ-FM                                              Hot Adult
                                                      Contemporary Women 25-54       -
 WNCG-FM                                              Oldies       Adults 25-54      -

Sarasota/Bradenton, FL                      N/A
 WSRZ-FM                                              Oldies        Adults 25-54    8.1/1
 WYNF-FM                                              Rock          Men 25-54       5.5/6(T)
 WSPB-AM(3)                                           Talk          Men 35-64        -

Springfield, OH(8)                          N/A
 WIZE-AM                P                             Nostalgia    Adults 35-64      -

Twin Falls, ID(8)                           N/A
 KLIX-AM                                              News Talk    Adults 25-54      -
 KEZJ-FM                                              Country      Adults 25-54      -
 KLIX-FM                                              Oldies       Adults 25-54      -



                                                                                     Target
                                        1997 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank           Format    Demographic      Rank(2)


Venice/Englewood, FL(8)                     N/A
 WAMR-AM                                              Talk         Adults 25-54      -
 WCTQ-FM                                              Country      Adults 25-54      -
   WLTF-FM(7)                                               -               -        -

Washington Court House, OH(8)               N/A
 WOFR-AM                                              Country      Adults 25-54      -
 WCHO-FM                                              Country      Adults 25-54      -

[FN]
___________

(T)  Designates tied.

(1) Jacor also owns or has the right to purchase three insignificant stations in Sebring, Florida, and one each in Morro Bay, California, Santa Rosa, California and Thousand Oaks, California. Jacor also owns pending applications for construction permits in both Casper, Wyoming and Vancouver, Washington.

(2)  Share and rank information is derived from the Fall 1997
     Arbitron Metro Area Rating Survey.

(3)  These stations do not have Arbitron ratings.

(4) Jacor provides programming to and sells airtime for WGST-FM in Atlanta, Georgia; KYSY-FM in Des Moines, Iowa; WBEX-AM and WKKJ-FM in Chillicothe, Ohio; WKBN-AM and WKBN-FM in Youngstown, Ohio; WAQZ-FM, WSAI-AM and WCKY-AM in Cincinnati, Ohio; KNRS-AM in Salt Lake City, Utah; KCIX-FM and KXLT-FM in Boise, Idaho; KIIX-AM in Ft. Collins, Colorado; and KTCL-FM in Denver, Colorado pursuant to Local Marketing Agreements (LMAs). At any time after September 30, 1999 and before September 30, 2003, Cherokee Broadcasting can "put" WGST-FM to Jacor for a price of $31.0 million. At any time after May 21, 2003 and before September 30, 2003, Jacor can "call" the station for the same price.

(5) Assumes the disposition of KXGL-FM and KMCG-FM currently owned by Nationwide. Also, excludes XTRA-AM and XTRA-FM, stations Jacor provides programming to and sells airtime for under an exclusive sales agency agreement.

(6) Excludes WSJW-FM in Louisville, Kentucky on which Jacor sells advertising time pursuant to a Joint Sales Agreement
     (JSA).

(7) WLTF-FM is an unconstructed station and, as such, is not yet operating.

(8)  These broadcast areas are not ranked by Arbitron.

All rankings by revenue or billings that are contained in the above table are based on 1996 information contained in Duncan's Radio Market Guide (1997 ed.). All information concerning ratings and audience listening information is derived from the Fall 1997 Arbitron Metro Area Ratings Survey (the "Fall 1997 Arbitron"). A Jacor affiliate owns a 40% interest in a limited liability company that purchased the assets formerly owned by Duncan American Radio, Inc.

Broadcasting Related Businesses and Services

Jacor currently owns, produces and distributes syndicated programming for radio broadcasting, including such programs as Rush Limbaugh, The Dr. Laura Schlessinger Show and Dr. Dean Edell. The Rush Limbaugh Show is a nationally syndicated talk radio program broadcast on more than 600 radio stations. The Dr. Laura Schlessinger Show is a nationally syndicated talk radio program broadcast on more than 400 radio stations. The Dr. Dean Edell Show is a health care and medicine talk radio program broadcast on more than 300 radio stations. Currently these programs are three of the four highest rated syndicated talk radio programs in the United States. Jacor is also the producer and distributor of other syndicated programs and services, including Leeza Gibbons Entertainment Tonight on the Radio, The Michael Reagan Show, After MidNite with Blair Garner and The Jim Rome Show. These nationally syndicated programs and services are currently broadcast on more than 4,000 radio stations pursuant to over 6,300 contracts.

Jacor's broadcasting related services include comprehensive radio research services and a national, in-house sales force. Premiere Radio Networks, Inc.'s, ("Premiere"), mediabase research service provides music play-list and on-air promotion tracking and call-out research for seven radio formats, which research services help radio station affiliates increase their audience share and ratings. Jacor provides the research services in exchange for commercial broadcast inventory instead of on a cash basis in order to make the service more attractive to radio stations which have limited cash resources and/or excess commercial broadcast inventory.

Premiere's national, in-house network radio sales force and infrastructure sells commercial broadcast inventory to more than 350 national advertisers. Jacor leverages its sales force and generates additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party radio networks and independent syndicated programming and service suppliers that do not have their own sales forces. Jacor believes that Premiere is presently the second largest network radio advertising sales representative in the United States in terms of its gross billings. It presently represents nine independent radio networks, including WOR Radio Networks, One-on-One Sports Radio Network and Accuweather. Also, upon Jacor's acquisition of MultiVerse, Premiere became the network radio sales representative for shows such as Country Heartlines with John Crenshaw and Beyond the Beltway with Bruce Dumont.

Television

Jacor owns a television station in the Cincinnati broadcast area where it currently owns and operates multiple radio stations. By operating a television station in the broadcast area where Jacor has a significant radio presence, Jacor has realized operating efficiencies including shared news departments and reduction of administrative overhead. Jacor currently operates this television station under a temporary waiver of an FCC rule that restricts ownership of television and radio stations in the same market. This waiver will continue until at least six months after the FCC completes a pending rulemaking proceeding in which it is considering whether to substantially liberalize this rule.

The following table sets forth certain information regarding the Cincinnati television station and the broadcast area in which it operates:



                               Station Rank (1)


                                                        Commercial
                 National      TV                       Stations in
                 Broadcast Households            Adults  Broadcast    Cable
  Broadcast        Area     in DMA(1)    TV       Aged      Area    Subscriber   Network
Area/Station      Rank(1)    (000s)  Households  25-54   VHF   UHF      %      Affiliation


Cincinnati/WKRC     30        797        2(T)      3     3     3        62         CBS

[FN]
___________

 T   Designates tied.

(1)  Rankings for Designated Market Area ("DMA"), 6:00 a.m. to
     2:00 a.m., Sunday-Saturday for "TV Households" and "Adults aged 25-54." This market information is from the January
     1998 Nielsen Station Index.

Advertising

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product ("GNP"). Advertising revenue has risen more rapidly during the past 10 years than either inflation or the GNP. Total advertising revenue in 1997 was in excess of $12.0 billion, as reported by the Radio Advertising Bureau, its highest level in the industry's history.

During the year ended December 31, 1997, approximately 79% of Jacor's radio station broadcast revenue (adjusted to include the effect of Jacor's acquisitions), would have been generated from the sale of local advertising and approximately 21% from the sale of national advertising. Jacor believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by Jacor's radio stations are based primarily on (i) the station's ability to attract an audience in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station at various times), (ii) the number of stations in the market that compete for the same demographic group, (iii) the supply of and demand for radio advertising time and (iv) the supply and pricing of alternative advertising media.

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

According to the Radio Advertising Bureau's publication 1997 Radio Marketing Guide and Fact Book for Advertisers, each week radio reaches approximately 95.5% of all Americans over the age of 12. More than one-half of all radio listening is done outside the home, in contrast to other advertising mediums, and four out of five adults are reached by car radio each week. The average listener spends approximately three hours and 12 minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 82% of people over 12 years of age and, as a result, radio advertising sold during this period achieves premium advertising rates.

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

In addition to management experience, factors which are material to competitive position include the station's rank among radio stations in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area, and other advertising media in that market. Jacor attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers. The FCC's policies and rules permit joint ownership and joint operation of local radio stations in certain circumstances. Those stations taking advantage of these joint arrangements may in certain circumstances have lower operational costs and may be able to offer advertisers more attractive rates and services.

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

Jacor's stations also compete directly for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and the Internet and by digital audio broadcasting. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. Greater population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. Jacor also competes with other radio station groups to purchase additional stations.

The FCC has allocated and auctioned spectrum in the "S-band" between 2320 and 2345 MHz for a new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. In March 1997, the FCC adopted and announced its final DARS service and auction rules. The FCC granted DARS licenses to two companies, Satellite CD Radio, Inc. and American Mobile Radio Corporation, in October 1997, authorizing each of them to launch and operate a satellite DARS system in order to offer continuous nationwide radio programming with compact disc quality sound. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of band width for the AM band and has allocated frequencies in this new band to certain existing AM station licensees that applied for migration prior to the FCC's cut-off date. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station. None of the stations to be affiliated with the Company have sought authorizations for operations on the expanded AM band, because such signals operate at a lower power and have less coverage and thereby are not consistent with Jacor's strategic objectives.

Television stations compete for audiences and advertising revenues with radio and other television stations and multichannel video program distributors ("MVPDs") in their market areas and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. Competition for sales of television advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various services, price, the time of day when the advertising is to be broadcast, competition from other television stations, including affiliates of television broadcast networks, cable television systems and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict. Additional elements that are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continually faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of Federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcasting television station by bringing into its market distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television services ("DBS") and multichannel multipoint distribution services ("MMDS").

Moreover, technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The Telecom Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems" ("OVS"), each pursuant to different regulatory schemes. Jacor is unable to predict the effect that technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

Recent acquisitions of, or investments in, cable multiple-system operators ("MSOs") by local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOCs") in the United States, market tests by both LECs and cable MSOs in various states, and major infrastructure upgrades announced by both LECs and cable MSOs, presage major expansion of wired communications networks and consequently their capacities to deliver video programming. The Telecom Act repealed the "telephone company/cable television cross-ownership prohibition," thereby enabling LECs, including the RBOCs, to provide cable television service in their telephone service areas. LECs may not, however, acquire more than a 10 percent ownership interest in, or enter into joint ventures with, cable systems in their telephone service areas. The Telecom Act also gives LECs the option to provide video programming services over an OVS, in which programming on no more than one-third of the system's channels may be selected by the LEC or its affiliates. The OVS model may be attractive to LECs because it is not subject to many of the regulatory requirements applicable to traditional cable systems, such as the requirement to obtain a local cable television franchise. In addition, a number of LECs have announced their intention to provide video programming services over MMDS "wireless cable" systems.

In addition, the FCC authorizes DBS services throughout the United States. Currently, three FCC permittees, DirecTv, United States Satellite Broadcasting and Echo Star, provide subscription DBS services via high power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers. DBS and MMDS, as well as other new technologies, will further increase competition in the delivery of video programming.

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

License Grants and Renewals. The Communications Act provides that a broadcast station license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast station licenses are granted for a term not to exceed eight years and, upon application, are renewable for additional terms.

The Telecom Act amends the Communications Act to require the FCC to grant an application for renewal of a broadcast station license if: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse. The Communications Act authorizes the filing of petitions to deny against license renewal applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.

The FCC accepts radio station license renewal applications during pre-designated cycles based on geographic location. The current radio license renewal cycle is nearly completed, and most of Jacor's radio station licenses have been renewed for full terms of eight years (with expiration dates ranging from 2003 to 2005. Still pending at the FCC are Jacor's renewal applications for its New York stations, which are still subject to public comment. Also pending are renewal applications for certain Jacor stations in California, Columbus, Idaho and Las Vegas. These applications remain pending while the FCC evaluates compliance with its environmental, equal employment opportunity ("EEO") and/or indecency guidelines. Regarding EEO compliance, certain Jacor station renewals have been the subject of petitions to deny and/or petitions for reconsideration filed by the Rainbow-PUSH Coalition. In those instances where the FCC has reviewed the matter, it has issued full term renewals to the Jacor station, and Jacor anticipates that all its pending renewal applications will likewise be renewed for full eight year terms.

When the FCC considers a proposed transfer of control of an FCC licensee that holds multiple FCC licenses, some of which licenses are subject to pending renewal applications, FCC policy provides that so long as there are no unresolved issues pertaining to the qualifications of the transferor or the transferee and so long as the transferee is willing to substitute itself as the renewal applicant, the FCC will grant a transfer application for a licensee holding multiple licenses and permit consummation of the transfer notwithstanding the pendency of renewal applications for one or several of the licensee's stations. To date, the FCC has not extended this policy to transactions where all the stations being sold are subject to renewal applications.

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

Ownership Rules. Current FCC regulations impose significant restrictions on certain positional and ownership interests in broadcast television stations, cable systems and other media. Under current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the foregoing benchmarks to 10% and 20%, respectively. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. Jacor cannot predict whether the FCC will adopt these or any other proposals.

Minority voting stockholders in corporations controlled by a single majority shareholder and holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should attribute non-voting stock, or perhaps non-voting stock interests when combined with other rights, such as voting shares or contractual relationships, along with its review of its other attribution policies. Jacor cannot predict whether the FCC will adopt these or other changes in its attribution policies.

Under the current rules, shareholders of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), if any, are considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross ownership limits. Zell/Chilmark Fund L.P. is the holder of approximately 27.6% of Jacor's Common Stock. Jacor is in the process of determining whether any individual or entity has acquired 5% or more of the outstanding stock of Jacor; however certain qualified investors need not submit such a report until 45 days after the end of the calendar year. In the event that Jacor learns of a new attributable shareholder and if such shareholder holds interests that exceed the FCC limits on media ownership, Jacor has the corporate power to redeem stock of its shareholder to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties and alien ownership.

The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest, as follows:
(a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. In addition, the FCC's "cross interest" policy may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station. The FCC is currently evaluating its local ownership limits and the cross-interest policy as well as policies governing attributable ownership interests. Jacor cannot predict whether the FCC will adopt any changes in these policies or, if so, what the new policies will be.

The rules also generally prohibit the acquisition of an ownership or control position in a television station and one or more radio stations serving the same market (termed the "one-to-a-market" rule). Current FCC policy looks favorably upon waiver requests relating to television and AM/FM radio combinations in the top 25 television markets where at least 30 separately owned broadcast stations will remain after the combination. One-to-a-market waiver requests in other markets, as well as those in the top 25 television markets that involve the combination of a television station and more than one same service (AM or FM) radio station, currently are evaluated by the FCC pursuant to a fact-based, five-part, case-by-case review. The FCC also has an established policy for granting waivers that involve "failed" stations. The FCC currently is considering changes to its one-to-a-market waiver standards in a pending rule-making proceeding. The FCC also is reviewing and may modify its current prohibitions relating to ownership or control positions in a daily newspaper and a broadcast station in the same market. In conjunction with Jacor's acquisition of the Citicasters stations, the FCC granted Jacor's request for waivers of the one-to-a-market rule to permit common ownership of radio stations and a television station in each of Cincinnati and Tampa-St. Petersburg, subject to the outcome in the pending rule-making proceeding. The FCC waiver directed that should divestiture be required as a result of that rule-making proceeding, Jacor will be required to file an application for FCC consent to sell the necessary stations within six months from the release of the FCC order in the rule-making proceeding. The Company disposed of WTSP-TV, St. Petersburg in December 1996. The sale of that station rendered moot the one-to-a-market waiver granted Jacor for radio and television ownership in Tampa-St. Petersburg. There can be no assurance that the FCC will adopt a revised one-to-a-market policy in its rule-making proceeding that would permit the Company to continue to own WKRC-TV, Cincinnati, along with all of its current Cincinnati-area radio stations. If divestitures are required, there can be no assurance that Jacor would be able to obtain full value for such stations or that such sales would not have a material adverse impact upon Jacor's business, financial condition or results of operations.

The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is beneficially or nominally owned or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is beneficially or nominally owned or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. No officers, directors or significant shareholders of Jacor are known by Jacor to be Aliens.

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

The current FCC rules prohibit common ownership or control of television stations with overlapping "Grade B" service contours (unless established waiver standards are met) (the "Duopoly Rule"). An FCC rule-making proceeding is in process to determine whether to retain, modify or eliminate the Duopoly Rule. The current FCC rules permit an entity to have an attributable interest in an unlimited number of television stations so long as such stations do not reach in the aggregate more than 35% of the national television audience. (For purposes of this limitation, UHF stations are attributed with 50% of the television households in their market.) Additionally, the rules prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. As noted above, the radio/television one-to-a-market rule and the broadcast/daily newspaper restriction are currently under review.

Currently, LMAs between television stations are not treated as attributable interests and there is no restriction on same-market television simulcasts. The FCC is considering in a pending rule-making proceeding whether to treat television LMAs similar to radio LMAs for multiple ownership rule purposes. Jacor's television station is not a participant in any LMAs.

Pursuant to legislation enacted in 1991, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger has been limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which, among other things, must have programming serving the educational and informational needs of children 16 years of age and under as a significant purpose. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license.

The FCC has taken a number of steps to implement digital television ("DTV") service (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Conversion to DTV may reduce the geographic reach of Jacor's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on Jacor, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecom Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has pending a rulemaking proceeding to implement this requirement.

Pursuant to the Cable Act of 1992 (the "1992 Act"), television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"), in general as defined by the Arbitron 1991-92 Television Market Guide. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration.

The Telecom Act directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system under which all video programming will be designated in one of six categories in order to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip".

The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation of a universal on-screen captioning requirement with respect to the vast majority of video programming. The rules divide programming into two groups: pre-rule programming (which is defined to be programming that was first published or exhibited on or before January 1, 1998 by any distribution method) and new programming (programming that was first published or exhibited after that date). Pre-rule programming is subject to no specific requirements until the first calendar quarter of 2008. In that quarter, 75% of all pre-rule programming actually aired is required to be captioned. Beginning in the first calendar quarter of 2000, new programming that is not otherwise exempt from captioning requirements is subject to a series of quarterly benchmarks, until by January 1, 2006, 95% of all new, non-exempt programming is to be captioned.

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

Proposed Changes. The FCC has not yet implemented formally certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, ownership and profitability of Jacor and its broadcast stations, (ii) result in the loss of audience share and advertising revenues of Jacor's radio broadcast stations, (iii) affect the ability of Jacor to acquire additional broadcast stations or finance such acquisitions, (iv) affect current cooperative agreements and/or financing arrangements with other radio broadcast licensees, or
(v) affect Jacor's competitive position in relationship to other advertising media in its markets. Such matters include, for example, changes to the license authorization and renewal process; proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of DTV and digital audio broadcasting on both a satellite and terrestrial basis; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; proposals to allow greater telephone company participation in the delivery of audio and video programming; proposals to limit the tax deductibility of advertising expenses by advertisers; the implementation of "V-chip" technology; and changes to children's television programming requirements, signal carriage rights on cable systems and network affiliate relations.

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

Antitrust Considerations. Certain acquisitions by Jacor of broadcasting companies, radio station groups or individual radio stations will be subject to review by the Antitrust Division and the FTC pursuant to the provisions of the HSR Act. Generally, acquisitions involving assets valued at $15.0 million or more, and certain acquisitions of voting securities, come within the purview of the Hart Scott Rodino Act ("HSR Act"). Although it is likely that many proposed acquisitions will not require the parties to the transaction to comply with the HSR Act, or if such compliance is required, will result in rapid clearance by the antitrust agencies, in certain instances, the antitrust agencies may choose to investigate the proposed acquisition, particularly if it appears that such acquisition will result in substantial concentration within a specific market. Any decision by an antitrust agency to challenge a proposed acquisition could affect the ability of Jacor to consummate the proposed acquisition, or to consummate the acquisition on the proposed terms.

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

In addition, Jacor has received an industry-wide civil investigative demand relating to JSAs pursuant to which the Antitrust Division is examining the antitrust implications of such arrangements. Jacor antiticpates that the Antitrust Division's determinations of the permissibility of JSAs will depend on the specific characteristics of the markets, stations and relationships being reviewed. Jacor believes that its existing JSAs are appropriate under applicable antitrust laws and that its JSAs are not material to its business as such arrangements only account for less than 1.0% of Jacor's net revenues.

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

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or
(ii) impose liability for the costs of cleanup or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. In certain cases, such liabilities may result from historical operations conducted on the Company's properties by previous owners or operators of such properties. The Company has not incurred, and does not expect to incur, any material expenditures or liabilities related to environmental matters.

Employees

As of December 31, 1997, Jacor employed approximately 4,300 persons, 3,200 on a full-time and 1,100 on a part-time basis. Each Jacor broadcast area has its own complement of employees which generally include a general manager, sales manager, operations manager, business manager, advertising sales staff, on-air personalities and clerical personnel.

Item 2.  Property Holdings

Jacor owns and leases space for the office and studio facilities at its radio station and broadcast service locations throughout the United States. The same is true for Jacor's tower sites and antennae.

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

Expansion of Jacor's operations generally comes from the acquisition of stations and their facilities. Jacor attempts to consolidate new stations into existing locations whenever feasible. Any future need for additional office and studio space at existing locations will be satisfied by the construction of additions to the Jacor-owned facilities and, in the case of leased facilities, the lease of additional space or the relocation of the office and studio. Jacor's office and studio facilities are all located in downtown or suburban office buildings and are capable of being relocated to any suitable office facility in the station market area. Similarly, although many of Jacor's tower sites are strategically located, all are capable of being relocated to suitable sites in their particular station market areas.

Jacor leases approximately 19,162 square feet for its corporate offices in Covington, Kentucky under a lease expiring in 2008 with a five-year renewal option.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                             PART II





Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "JCOR". The following table presents the high and low sale prices for the Company's common stock for each quarter of 1996 and 1997 as reported on The Nasdaq National Market.

                                                 Price Range of
                                                  Common Stock

1996                                           High          Low

     1st Quarter...........................   $22.25       $16.00
     2nd Quarter...........................    31.25        19.50
     3rd Quarter...........................    35.00        24.75
     4th Quarter...........................    36.38        23.75

1997
     1st Quarter............................  $31.75       $25.63
     2nd Quarter............................   38.63        26.50
     3rd Quarter............................   46.25        37.25
     4th Quarter............................   55.63        36.50

At March 2, 1998, there were approximately 1,600 record holders of common stock including shares held in nominee name and the last reported sale price on the Nasdaq National Market was $57.88 per share.

The Company has neither declared nor paid any dividends on its common stock to date. The Company's existing agreements with its lenders limit the payment of dividends. It is the Company's present policy to retain all earnings for the requirements of the business.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 6.  Selected Financial Data

The following table (in thousands except for per share data) sets forth certain data for the periods indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations":

                           1997       1996       1995       1994       1993

Statement of
Operations Data (a):
Net broadcast
  revenue                $530,574   $223,761   $118,891  $107,010   $ 89,932
Operating income           81,213     39,360     18,617    13,483      6,625
Income before
  extraordinary loss        3,404      8,071     10,965     7,852      1,438
Net (loss) income (b)      (4,052)     5,105     10,965     7,852      1,438

Basic per share data (c):
  Before extraordinary
    loss                  $  .08     $  .32      $ .58      $ .40   $    .11
  Extraordinary loss        (.18)      (.12)       -          -          -

Diluted per share data (c):
  Before extraordinary
    loss                  $  .08     $  .30      $ .53      $ .37   $    .10
  Extraordinary loss        (.18)      (.11)       -          -          -

Other Financial
Data (d):
Broadcast cash flow      $173,791   $ 72,696   $ 31,601   $ 26,542   $ 20,412

Balance Sheet Data:
Total assets           $2,601,878 $1,704,942   $208,839   $173,579   $159,909
Long-term debt            987,500    670,000     45,500       -          -
Liquid Yield
  Option Notes            125,300    118,682       -          -          -
Shareholders' equity      916,351    486,936    139,073    148,794    140,413



(a) The comparability of the information reflected in this selected financial data is affected by the acquisition and disposition of certain properties. For information related to acquisitions and dispositions in 1997 and 1996 see Note 2 of Notes to Consolidated Financial Statements.

(b) Net income for the years ended December 31, 1997 and 1996 include as extraordinary items losses of $7.5 million and $3.0 million, respectively, net of income tax benefit, related to the write-off of debt financing costs due to significant amendments to the Company's Credit Facility (See
     Note 7 in the Notes to Consolidated Financial Statements).

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




Item 6.  Selected Financial Data, Continued


(c) Earnings per share calculations have been made in accordance with Statement on Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"). SFAS 128 became effective for the fourth quarter of 1997 calculations. Prior year calculations have been restated to reflect the adoption of SFAS 128.

(d) "Broadcast cash flow" means operating income before depreciation and amortization and corporate general and administrative expenses. The Company's management believes that broadcast cash flow is helpful in understanding cash flow generated from its broadcasting in comparing operating performance of the Company's broadcast entities to other broadcast companies. Broadcast cash flow is also a key factor in the Company's assessment of performance. Broadcast cash flow should not be considered an alternative to net income as an indicator of the Company's overall performance.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with the financial statements beginning on page 43.

This Report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act. When used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statement as a result of the matters discussed in this Report generally. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

In the following analysis, management discusses broadcast cash flow. Broadcast cash flow should not be considered in isolation from, or as a substitute for, operating income, net income or cash flow and other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. Although this measure of performance is not calculated in accordance with generally accepted accounting principles, it is widely used in the broadcasting industry as a measure of a company's operating performance. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods (particularly where acquisitions are involved). It also excludes non-operating factors such as historical cost bases, and the effect of corporate general and administrative expenses, which generally do not relate directly to the performance of broadcasting entities.

The performance of a broadcasting group, such as the Company, is customarily measured by its ability to generate broadcast cash flow. The primary source of the Company's revenue is the sale of broadcasting time on its stations for advertising. The Company also generates revenue through the sale of broadcasting time on non-owned radio stations in exchange for providing syndicated programming and comprehensive radio research services to the stations, by providing sales representation services to third parties, and through syndicated program fees. The Company's significant operating expenses are employee salaries, sports broadcasting rights fees, programming expenses, advertising and promotion expenses, rental of premises for studios and transmitting equipment and music license royalty fees. Jacor has installed company-wide general ledger accounting software to assist local management in measuring and controlling operating expenses.

The Company's radio station revenue is affected primarily by the advertising rates the Company's stations are able to charge. These rates are, in large part, based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as principally measured by Arbitron Metro Area Ratings Surveys.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Most advertising contracts are short-term and run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold by the station's sales staff. In 1997, approximately 79% of the Company's gross station revenue was from local advertising and approximately 21% was from national advertising. A station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. National advertising sales for most of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

The Company's broadcasting services include the distribution of syndicated programming for radio broadcasting, comprehensive radio research services and a national, in-house sales force.
The Company generates revenue through the distribution of syndicated programming in two ways: (i) through the sale of broadcasting time on non-owned radio stations in exchange for providing syndicated programming to those stations, and (ii) syndicated program fees. The Company, through its wholly owned subsidiary, Premiere Radio Networks, Inc. ("Premiere"), provides research services, including music play-list and on-air promotion tracking and call-out research, for seven radio formats, in exchange for commercial broadcast inventory instead of on a cash basis in order to make the services more attractive to radio stations which have limited cash resources and/or excess commercial broadcast inventory. Premiere sells commercial broadcast inventory to more than 350 national advertisers. The Company leverages its sales force and generates additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party networks and independent syndicated programming and service suppliers that do not have their own sales forces.

Sports broadcasting and the full-service programming features play an integral part in the Company's operating strategy. As a result, because of the rights fees and related costs of broadcasting professional baseball and football, the costs related to the full-service programming features of its AM radio stations, as well as the Company's business strategy to acquire "stick" properties (i.e., properties with insignificant ratings and/or little or no positive broadcast cash flow), the Company's broadcast cash flow margins are typically lower than its competitors'.

General economic conditions have an impact on the Company's business and financial results. From time to time the broadcast areas in which the Company operates experience weak economic conditions that may negatively affect revenue of the Company. However, management believes that this impact is somewhat softened by the Company's diverse geographical presence. The financial results of the Company's business are seasonal. Revenues are generally higher in the second, third and fourth calendar quarters than in the first quarter.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





LIQUIDITY AND CAPITAL RESOURCES

Recent liquidity needs have been driven by the Company's acquisition strategy. The Company's acquisitions since 1996 have been financed with funds raised through a combination of debt and equity instruments. An important factor in management financing decisions includes maintenance of leverage ratios consistent with their long-term growth strategy. The Company currently has sufficient funds to finance all pending acquisitions with availability to pursue other significant acquisitions.

Based upon current levels of the Company's operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations, administrative expenses and debt service related to acquisitions for the foreseeable future.


Financing Activities

Cash provided by financing activities was $552.9 million for the year ended December 31, 1997, as compared to $905.1 million for the year ended December 31, 1996 and $24.2 million for the year ended December 31, 1995. The change between years is due primarily to funds raised for the acquisition of radio stations and broadcasting related service companies.

Credit Facilities

In September 1997, the Company entered into a new $1.15 billion credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The interest rate pricing on the Credit Facility has been reduced to reflect the Company's improved capitalization and current market terms. The Credit Facility provides loans to the Company in two components: (i) a reducing revolving credit facility (the "Revolving Credit Facility") of up to $750 million under which the aggregate commitments will reduce on a semi-annual basis commencing in June 2000; and (ii) a $400 million amortizing term loan (the "Term Loan")that would reduce on a semi-annual basis commencing in December 1999. The Term Loan and the Revolving Credit Facility expire on December 31, 2004. Amounts repaid or prepaid under the Term Loan may not be reborrowed. The Credit Facility bears interest at a rate that fluctuates with an applicable margin, with a minimum applicable margin to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended (the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At March 2, 1998, the average interest rate on Credit Facility borrowings was 6.51%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

As of March 2, 1998, the Company had $400.0 million of outstanding indebtedness under the Term Loan and available borrowings of $750.0 million pursuant to the Revolving Credit
Facility.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Debt and Equity Offerings

In May 1997, the Company completed an offering of 6,650,000 shares of common stock at $31.00 per share net of underwriting discounts of $1.31 per share (the "Offering"). The over-allotment option was also exercised by the underwriters resulting in the issuance of an additional 997,500 shares. Net proceeds to the Company from the Offering were approximately $227.0 million. Concurrently with the Offering, the Company sold 673,628 shares of common stock for $20.0 million to affiliated designees of the Company's largest shareholder, The Zell/Chilmark Fund L.P.

In June 1997, the Company issued $150.0 million of 8 3/4% Senior Subordinated Notes (the "8 3/4% Notes") in a private placement offering. The 8 3/4% Notes were subsequently registered with the Securities and Exchange Commission. Net proceeds to the Company were $147.0 million. The 8 3/4% Notes will mature on June 15, 2007. Interest on the 8 3/4% Notes is payable semi-annually.
The 8 3/4% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2002. The redemption prices commence at 104.375% and are reduced by 1.458% annually until June 15, 2005 when the redemption price is 100%.

1998 Offerings

In February 1998, the Company completed offerings of 5.1 million shares of common stock, 8% Senior Subordinated Notes due 2010, and 4 3/4% Liquid Yield Option Notes ("1998 LYONs") (collectively the "February 1998 Offerings"). Net proceeds from the February 1998 Offerings were $525.0 million, of which $197.5 million was used to pay off the then outstanding balance of the Revolving Credit Facility. The remaining proceeds are currently held in short-term highly liquid securities.

Investing Activities

Cash flows used for investing activities were $658.3 million for the year ended December 31, 1997 as compared to $859.3 million for the year ended December 31, 1996 and $64.3 million for the year ended December 31, 1995. The variations from year to year are related to varying station acquisition activity and capital expenditures, as described below.

Completed Acquisitions and Dispositions

During 1997, the Company completed the following: acquisitions of 86 radio stations in 33 different broadcast areas; three like-kind exchanges, whereby the Company exchanged five stations in three markets and net cash of $11.0 million for nine stations in two markets; acquisition of a producer and distributor of syndicated radio programming, research and other services; two providers of syndicated talk radio programming; a provider of satellite and network services for the radio broadcasting industry, and; a provider of traffic reporting services in the San Diego and Los Angeles, California broadcast areas. The Company paid cash consideration for the above acquisitions of approximately $680.2 million in 1997, in addition to approximately $29.8 million of cash deposited in escrow in 1996. The acquisitions were funded through: (i) net proceeds of $246.2 million from a common stock offering, (ii) net proceeds of $147.0 million from the issuance of 8 3/4% notes, (iii) borrowings under the Credit Facility, and (iv) proceeds of approximately $93.3 million from the sale of certain investments and two radio stations.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

Acquisitions  and Dispositions Completed Subsequent  to  December
31, 1997

Through March 2, 1998, the Company completed acquisitions of eight radio stations in three existing broadcast areas and one new broadcast area for aggregate cash consideration of approximately $25.5 million, of which approximately $9.3 million was placed in escrow in 1997. The Company also completed a like-kind exchange of four radio stations in Kansas City, Missouri for six radio stations in Dayton, Ohio. In February, the Company completed the acquisition of two broadcast related businesses for approximately $3.1 million in cash, plus additional contingent cash consideration of up to $1.6 million over three years. These acquisitions were funded through borrowings under the Revolving Credit Facility.

Pending Acquisitions and Dispositions

In December 1997, the Company entered into a binding agreement to purchase the assets of Nationwide Communications, Inc.'s 17 radio stations (the "Nationwide Transaction") for $620.0 million, of which $30.0 million was placed in escrow in 1997. The stations are located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland and Columbus. The Company anticipates this transaction will close in the second quarter of 1998.

In January 1998, the Company entered into a binding agreement to acquire all of the stock of Chancellor Broadcasting Co., syndicator of Art Bell's national network radio programs, Talk Radio Network, Inc., syndicator of 17 radio programs, and radio station KOPE-FM in Medford, Oregon, for approximately $9.0 million.

In February 1998, the Company entered into a binding agreement with Smith Broadcasting, Inc. to purchase a construction permit for a new FM radio station in Vancouver, Washington for approximately $20.7 million in cash, all of which was paid in escrow in 1998.

The Company has entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 14 stations in nine of the Company's existing broadcast areas and in two new broadcast areas for a total purchase price of approximately $68.1 million in cash, of which $12.8 million has already been paid in escrow through March 2, 1998, and to exchange the assets of one station for another station in one broadcast area. The Company has also entered into agreements to sell the FCC licenses and substantially all of the broadcast assets of two radio stations in one broadcast area for approximately $0.2 million in cash.

The Company will finance its pending acquisitions from a combination of the net proceeds from the February 1998 Offerings and borrowings under the Revolving Credit Facility. Additionally, the Company has signed a letter of intent to sell two radio stations in the San Diego broadcast area for $65.2 million upon the consummation of the Nationwide Transaction.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

Capital Expenditures

The Company had capital expenditures of $20.0 million, $11.9 million and $5.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's capital expenditures consist primarily of broadcasting equipment purchases and tower upgrades. Also, in 1997, the Company purchased and installed company-wide, general ledger accounting, accounts payable, and payroll and human resources software and related hardware components necessary to utilize those systems.


Operating Activities

For the year ended December 31, 1997, cash flow provided by operating activities was $56.0 million, as compared to $24.9 million for the year ended December 31, 1996 and $20.6 million for the year ended December 31, 1995. The change is primarily due to an increase in operating income related to acquisitions.


RESULTS OF OPERATIONS

The Year Ended 1997 Compared to The Year Ended 1996

Broadcast revenue for 1997 was $595.2 million, an increase of $344.7 million or 137.6% from $250.5 million during 1996. This increase resulted primarily from the revenue generated at those properties owned or operated during 1997 but not during 1996, including revenues generated from commercial broadcast time received and rights fees from recently acquired syndicated programming. On a "same station" basis - reflecting results from stations operated for the entire twelve months of both 1997 and 1996 - broadcast revenue for 1997 was $167.5 million, an increase of $17.7 million or 11.8% from $149.8 million for 1996.

Agency commissions for 1997 were $64.7 million, an increase of $38.0 million or 142.3% from $26.7 million during 1996 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for 1997 were $17.4 million, an increase of $1.6 million or 10.1% from $15.8 million for 1996.

Broadcast operating expenses for 1997 were $356.8 million, an increase of $205.7 million or 136.1% from $151.1 million during 1996. These expenses increased primarily as a result of expenses incurred at those properties, including broadcast related service businesses, owned or operated during 1997 but not during 1996.
On a "same station" basis, broadcast operating expenses for 1997 were $103.1 million, an increase of $8.2 million or 8.6% from $94.9 million for 1996.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Depreciation and amortization for 1997 and 1996 was $78.5 million and $23.4 million, respectively. The increase was due to acquisitions during 1997 and the effects of a full year of depreciation and amortization for those additions occurring at various dates through 1996.

Operating income for 1997 was $81.2 million, an increase of $41.8 million or 106.1% from an operating income of $39.4 million for 1996. The increase in operating income is primarily the result of acquisitions made at various dates in 1996 and 1997.

Interest expense for 1997 was $82.3 million, an increase of $50.1 million or 155.6% from $32.2 million for 1996. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

The gain on the sale of assets in 1997 resulted primarily from the sale of the Company's investment in News Corp. Warrants in February 1997 and in Paxson Communications Corporation stock in May 1997. The gain on sale of assets in 1996 resulted from the sale of two FM radio stations in Knoxville.

Income tax expense was $9.6 million for 1997 and $7.3 million for 1996. The effective tax rate increased in 1997 due to an increase in non-deductible goodwill resulting from acquisitions.

The Company recognized extraordinary losses of $7.5 million and $3.0 million, net of income tax credit, in 1997 and 1996, respectively, related to the write off of debt financing costs due to significant amendments to the Company's Credit Facility (See Note 7 in the Notes to Consolidated Financial Statements).

Net loss for 1997 was $4.1 million, compared to net income of $5.1 million reported by the Company for 1996.

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

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




RESULTS OF OPERATIONS, Continued

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

Year 2000 Computer System Compliance

The Year 2000 issue ("Y2K") is the result of computer programs written with date sensitive codes that contain two digits (rather than four) to define the year. As the year 2000 approaches, certain computer systems may be unable to accurately process certain date-based information as the program may interpret the year 2000 as 1900. The Company has embarked on a project to identify all of the potential impacts of Y2K on its business operations and to bring all necessary business systems to full compliance.

The Company is currently in the process of performing an organization-wide assessment of its computer systems' compliance with Y2K. The Company hired a third party advisor, Coopers & Lybrand L.L.P., to assist in developing an assessment and compliance plan. Also, the Company has hired a Y2K project manager to oversee the implementation of the Company's Y2K plan throughout the Company and has identified a Y2K assessment coordinator in each broadcast area. In March 1998, the Company began implementing its assessment methodology in each broadcast area with a target inventory completion date of April 30, 1998.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






RESULTS OF OPERATIONS, Continued

Assessments to date indicate that certain equipment and software will need to be replaced or updated to comply with Y2K. Management believes that necessary non-compliant operating systems will be replaced by December 1998 in conjunction with the Company's ongoing strategic technology plan initiated in 1996. During 1997, as a part of that strategic plan, the Company implemented a centralized computer system, which is Y2K compliant and includes general ledger, accounts payable, payroll and human resources functions. All broadcast areas are currently utilizing these standardized accounting systems. Management believes that costs to comply with Y2K will not result in a material increase in the Company's anticipated ongoing capital expenditures to advance the Company's technology. The Company believes that its Y2K compliance issues will be resolved on a timely basis and that any related costs will not have a material impact on the Company's operations, cash flows or financial condition of future periods.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in financial statements by all entities that provide a full set of financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. The statement only deals with reporting and display issues. It does not consider recognition or measurement issues. The Company will implement SFAS 130 in the first quarter of 1998.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 provides accounting guidance for reporting information about operating segments in annual financial statements and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended December 31, 1998 and will be required for interim periods in 1999. The Company is currently evaluating the impact SFAS 131 will have on its financial statements, if any.

Item 8.  Financial Statements and Supplementary Data

                                                                Page

Report of Independent Accountants                                44

Consolidated Balance Sheets:  December 31, 1997 and 1996         45

Consolidated Statements of Operations:
  Years ended December 31, 1997, 1996 and 1995                   46

Consolidated Statements of Shareholders' Equity:
  Years ended December 31, 1997, 1996 and 1995                   47

Consolidated Statements of Cash Flows:
  Years ended December 31, 1997, 1996 and 1995                   49

Notes to Consolidated Financial Statements                       51

Quarterly Financial Data                                         74







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

Item 12   Security Ownership of Certain Beneficial Owners and
          Management

Item 13   Certain Relationships and Related Transactions

               REPORT OF INDEPENDENT ACCOUNTANTS








To the Shareholders and
Board of Directors of
Jacor Communications, Inc.

We have audited the accompanying consolidated balance sheets of Jacor Communications, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacor Communications, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
February 11, 1998



                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1997 AND 1996
                   (In thousands, except share amounts)

                                                  1997              1996
     ASSETS
Current assets:
  Cash and cash equivalents                   $    28,724      $    78,137
  Accounts receivable, less allowance for
    doubtful accounts of $6,195 in 1997
    and $3,950 in 1996                            135,073           79,502
  Prepaid expenses and other                       33,790            8,963
            Total current assets                  197,587          166,602

Property and equipment, net                       206,809          131,488
Intangible assets, net                          2,128,718        1,290,172
Other assets                                       68,764          116,680
            Total assets                      $ 2,601,878      $ 1,704,942

                     LIABILITIES
Current liabilities:
  Accounts payable                            $    17,294      $    12,600
  Accrued expenses and other                       68,971           30,774
  Accrued payroll                                  15,246            7,562
  Accrued income taxes                             16,738            4,596
          Total current liabilities               118,249           55,532

Long-term debt                                    987,500          670,000
Liquid Yield Option Notes                         125,300          118,682
Deferred tax liability                            338,867          264,878
Other liabilities                                 115,611          108,914

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred Stock, authorized and unissued
   4,000,000 shares                                   -                -
Common Stock, no par value, $0.01 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   45,689,677 in 1997 and 31,287,221 in 1996          457              313
Additional paid-in capital                        863,086          432,721
Common stock warrants                              31,500           26,500
Unrealized gain on investments                        -              2,042
Retained earnings                                  21,308           25,360
            Total shareholders' equity            916,351          486,936
            Total liabilities and
              shareholders' equity            $ 2,601,878      $ 1,704,942

                   The accompanying notes are an integral
               part of the consolidated financial statements.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
     for the years ended December 31, 1997, 1996 and 1995
            (In thousands, except per share amounts)

                                       1997           1996           1995


    Broadcast revenue              $  595,229     $  250,461     $  133,103
         Less agency commissions       64,655         26,700         14,212

            Net revenue               530,574        223,761        118,891

    Broadcast operating expenses      356,783        151,065         87,290
    Depreciation and amortization      78,485         23,404          9,483
    Corporate general and
       administrative expenses         14,093          9,932          3,501

            Operating income           81,213         39,360         18,617

    Interest expense                  (82,315)       (32,244)        (1,444)
    Gain on sale of assets             11,135          2,539           -
    Other income, net                   2,971          5,716          1,092

            Income before
              income taxes and
              extraordinary loss       13,004         15,371         18,265

    Income tax expense                 (9,600)        (7,300)        (7,300)

     Income before
       extraordinary loss               3,404          8,071         10,965

     Extraordinary loss, net
        of income tax benefit          (7,456)        (2,966)           -

            Net (loss) income      $   (4,052)    $    5,105     $   10,965

    Basic net (loss) income
      per common share:
         Before extraordinary loss    $ .08          $ .32          $ .58
         Extraordinary loss            (.18)          (.12)           -
          Net (loss) income
            per common share          $(.10)         $ .20          $ .58

    Diluted net (loss) income
     per common share:
       Before extraordinary loss     $ .08          $ .30           $ .53
       Extraordinary loss             (.18)          (.11)            -
          Net (loss) income
           per common share          $(.10)         $ .19           $ .53

    Number of common shares used
       in Basic calculation           40,460         25,433         18,908

    Number of common shares used
       in Diluted calculation         42,163         26,442         20,532



            The accompanying notes are an integral
        part of the consolidated financial statements.



               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           for the years ended December 31, 1997, 1996 and 1995
                                  (In thousands)



                     Common Stock    Additional  Common  Unrealized
                  Shares    Stated    Paid-In     Stock    Gain on      Retained
                            Value     Capital   Warrants Investments   Earnings    Total
---------------------------------------------------------------------------------------------

Balances,
 December 31,
 1994             19,590     $196    $139,168      $390        -        $9,290     $149,044
Purchase and
 retirement
 of stock         (1,515)     (15)    (21,679)      -          -           -        (21,694)
Employee stock
 purchases            44        1         474       -          -           -            475
Exercise of
 stock options        28      -           195       -          -           -            195
Other                 10      -            90        (2)       -           -             88
Net income           -        -           -         -          -        10,965       10,965
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1995             18,157      182     118,248       388        -        20,255      139,073
Common stock
 offering         11,250      113     301,636       -          -           -        301,749
Employee stock
 purchases            48      -           672       -          -           -            672
Exercise of
 stock options       106        1         650       -          -           -            651
Conversion of
 warrants          1,726       17      14,704      (374)       -           -         14,347
Purchase of
 warrants            -        -        (5,080)      (14)       -           -         (5,094)
Issuance of
 warrants            -        -           -      26,500        -           -         26,500
Unrealized gain
 on investments      -        -           -         -       $2,042         -          2,042
Stock related
 compensation        -        -         1,891       -          -           -          1,891
Net income           -        -           -         -          -         5,105        5,105
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1996             31,287     $313    $432,721   $26,500    $2,042      $25,360     $486,936
---------------------------------------------------------------------------------------------

                          (Continued)



          The accompanying notes are an integral part of the consolidated financial statements.


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           for the years ended December 31, 1997, 1996 and 1995
                          (In thousands)
                           (Continued)



                     Common Stock    Additional  Common  Unrealized
                  Shares    Stated    Paid-In     Stock   Gain on      Retained
                            Value     Capital   Warrants Investments   Earnings    Total
---------------------------------------------------------------------------------------------

Balances,
 December 31,
 1996             31,287     $313    $432,721   $26,500    $2,042     $25,360     $486,936
Common stock
 offering          8,321       83     246,079      -          -          -         246,162
Stock issued for
 Acquisitions      5,774       58     179,370      -          -          -         179,428
Employee stock
 purchases            87        1       2,137      -          -          -           2,138
Exercise of
 stock options       220        2       3,030      -          -          -           3,032
Issuance of
 warrants           -          -         -        5,000       -          -           5,000
Sale of
 investments        -          -         -         -       (2,042)       -          (2,042)
Other               -          -         (251)     -          -          -            (251)
Net loss            -          -         -         -          -        (4,052)      (4,052)
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1997             45,689      $457   $863,086   $31,500       -       $21,308     $916,351



          The accompanying notes are an integral part of the consolidated financial statements.



               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1997, 1996 and 1995
                         (In thousands)


                                             1997         1996        1995


Cash flows from operating activities:
  Net (loss) income                       $ (4,052)    $  5,105    $ 10,965
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
     Depreciation                           17,836        7,661       3,251
     Amortization of intangible assets      60,649       15,743       6,232
     Extraordinary loss                      7,456        2,966         -
     Non-cash interest expense               6,618        4,327         -
     Provision for bad debts
       and other                             1,155        1,870       1,374
     Deferred income taxes                  (6,648)        (233)       (560)
     Gain on sale of assets                (11,135)      (2,539)        -
     Changes in operating assets and
       liabilities, net of effects
        of acquisitions and disposals:
         Accounts receivable               (37,495)     (18,626)     (2,344)
         Prepaid expense and other assets   (9,637)      (4,076)      1,029
          Accounts payable                   4,694       10,054        (424)
         Accrued expenses and other
            liabilities                     26,599        2,655       1,102

Net cash provided by
  operating activities                      56,040       24,907      20,625



                               (Continued)



                 The accompanying notes are an integral
              part of the consolidated financial statements.



               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1997, 1996 and 1995
                              (In thousands)
                                (Continued)


                                             1997         1996         1995


Cash flows from investing activities:
  Capital expenditures                    $ (19,980)    $(11,852)    $ (4,969)
  Cash paid for acquisitions               (680,206)    (826,302)     (34,008)
  Deposits on broadcast stations            (51,410)     (23,608)        -
  Purchase of intangible assets                -             -        (15,536)
  Proceeds from sale of assets               93,263         6,595        -
  Loans originated and other                   -           (4,097)     (9,827)
Net cash used by investing
    activities                             (658,333)     (859,264)    (64,340)


Cash flows from financing activities:
  Issuance of long-term debt                627,700       973,000      45,500
  Issuance of common stock                  246,161       316,726         758
  Repayment of long-term debt              (310,200)     (471,600)         -
  Payment of financing costs                (13,659)      (27,435)         -
  Stock options exercised                     2,272          -             -
  Issuance of LYONs                            -          115,172          -
  Purchase of common stock                     -             -        (21,694)
  Other                                         606         (806)        (387)

Net cash provided by
    financing activities                    552,880       905,057      24,177

Net (decrease) increase in cash
  and cash equivalents                      (49,413)       70,700     (19,538)
Cash and cash equivalents at
  beginning of year                          78,137         7,437      26,975

Cash and cash equivalents at
  end of year                             $  28,724     $  78,137    $  7,437

Supplemental disclosures of cash
flow information:
  Cash paid for:
     Interest                            $  72,191     $   5,300    $  1,400
     Income taxes                        $   5,383     $   4,992    $  6,662

Supplemental schedule of non-cash
investing and financing activities:
  Fair value of assets exchanged          $ 120,000     $ 170,000        -
  Liabilities assumed in acquisitions     $ 120,325     $ 296,187        -


                  The accompanying notes are an integral
              part of the consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

     Description of Business

     As of December 31, 1997 the Company owned and/or operated 159 radio stations and one television station in 39 broadcast areas throughout the United States. The Company also engages in businesses complementary to its radio and television stations, including producing and distributing syndicated programs, traffic reporting services for radio and television, and research services.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Jacor Communications, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Revenues

     Revenues for commercial broadcasting advertisements are recognized when the commercial is broadcast. Revenues from syndicated program fees are recognized over the term of the contracts.

     Barter Transactions

     Barter transactions are reported at the estimated fair value of the product or service received. Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If the advertising is broadcast before the receipt of the goods or services, a receivable is recorded.

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

     Property and equipment are stated at cost less accumulated depreciation; depreciation is provided on the straight-line basis over the estimated useful lives of the assets as follows:

          Land improvements               20 Years
          Buildings                       25 Years
          Equipment                     3 to 20 Years
          Furniture and fixtures        5 to 12 Years
          Leasehold improvements        Life of lease

     Intangible Assets

     Intangible assets are stated at cost less accumulated amortization; amortization is provided principally on the straight-line basis over the following lives:

          Broadcasting licenses           40 Years
          Goodwill                        40 Years
          Contracts and other
             intellectual property      3 to 25 Years

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS, Continued


     Earnings Per Share

     Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share equals net earnings divided by the weighted average number of common shares outstanding after giving effect to other dilutive securities.

     Earnings per share calculations have been made in compliance with Statement on Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 became effective for the fourth quarter of 1997 calculations.
     Prior year calculations have been restated to reflect the adoption of SFAS 128.

     Stock Based Compensation Plans

     The Company accounts for its employee and director stock based compensation plans in accordance with APB Opinion No.
     25. The Company has elected not to adopt the cost recognition provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock Based Compensation". The Company follows only the disclosure provisions of SFAS 123 as permitted by the statement.

     Reclassifications

     Certain prior year amounts have been reclassed to conform to 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





2.   ACQUISITIONS

     Completed 1997 Radio Station Acquisitions and Dispositions

     During 1997, the Company completed acquisitions of 86 radio stations in 33 broadcast areas for a purchase price consisting of (i) $344.4 million in cash, of which $26.1 million was placed in escrow in 1996, (ii) the issuance of approximately 4.3 million shares of common stock valued at $126.8 million, and (iii) the issuance of warrants to acquire 500,000 shares of common stock at $40 per share valued at $5.0 million. As a result of the acquisitions, approximately $49.8 million in goodwill was recorded by the Company, representing acquisition costs in excess of the fair value of identifiable tangible and intangible assets acquired.

     The Company also completed three separate like-kind exchanges of broadcast properties, exchanging five stations and net cash of $11.0 million, of which $3.6 million was placed in escrow in 1996, for nine stations. The Company sold one station in San Diego, California for $6.0 million and one station in Lexington, Kentucky for $3.5 million.

     Completed 1997 Broadcasting Services Acquisitions

     In June 1997, the Company acquired by merger a company that produces syndicated network radio programs and services which it distributes in exchange for commercial broadcast time that it resold to national advertisers. The total consideration paid by the Company including payment for certain Premiere Radio Networks, Inc. ("Premiere") warrants and stock options, was $189.8 million, consisting of $138.8 million in cash and the issuance of 1,416,886 shares of common stock. Approximately $104.0 million in goodwill was recorded by the Company in conjunction with the acquisition.

     In April 1997, the Company acquired substantially all of the assets relating to the broadcast distribution and related print and electronic media publishing businesses of Radio-Active Media (formerly EFM Media Management), for $50.0 million in cash. Additionally, in October 1997,the Company acquired the rights to The Dr. Laura Schlessinger Show from Synergy Broadcasting, Inc. and the assets of Multiverse Networks, L.L.C., a network radio sales representation firm for $71.5 million in cash.

     The Company completed the acquisition of two additional broadcasting service companies for a purchase price of approximately $29.0 million.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






2.   ACQUISITIONS, Continued

     Completed 1996 Radio Station Acquisitions and Exchanges

     In 1996, the Company effected the following transactions: acquired 36 radio stations and two television stations in 14 broadcast areas; acquired the right to provide programming to and sell air time for two radio stations in one broadcast area; exchanged via like-kind exchange one television station for 6 radio stations in two existing broadcast areas and one new broadcast area, and; financed the purchase of a 40% interest in a newly formed, limited liability company. For the above transactions, the Company paid approximately $974.0 million in cash.

     All of the above acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming each of the 1997 and 1996 acquisitions had taken place at the beginning of 1996 and 1997, unaudited pro forma consolidated results of operations would have been as follows:


                                             Pro Forma (Unaudited)
                                             Year Ended December 31,
                                             1997               1996

     Net revenue                           $ 591,093          $ 542,089

     Net income (loss) before
       extraordinary loss                        403            (12,614)

     Diluted income (loss) per common share     $.01             ($.28)


    These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





2.   ACQUISITIONS, Continued

     Radio Station Acquisitions Completed Subsequent to December
     31, 1997

     The Company completed the purchase of eight radio stations in three existing broadcast areas and one new broadcast area for $25.5 million in cash, and completed a like-kind exchange of six radio stations in one broadcast area for four radio stations in one broadcast area.


     Broadcasting Services Acquisitions Completed Subsequent to
     December 31, 1997

     The Company acquired two radio broadcasting service companies for $3.1 million in cash, plus additional contingent consideration of up to $1.6 million payable over three years.


     Pending Acquisitions and Dispositions

     In December 1997 the Company entered into a binding agreement to purchase the assets of Nationwide Communications, Inc.'s 17 radio stations (the "Nationwide Transaction") for $620.0 million, of which $30.0 million was placed in escrow in 1997. The stations are located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland and Columbus. The Company anticipates this transaction will close in the second quarter of 1998. The Company has signed a letter of intent to sell two radio stations in the San Diego broadcast area for $65.2 million upon the consummation of the Nationwide Transaction.

     In January 1998, the Company entered into a binding agreement to acquire all of the stock of Chancellor
     Broadcasting Co., syndicator of Art Bell's national network radio programs, Talk Radio Network, Inc., syndicator of 17 radio programs, and radio station KOPE-FM in Medford, Oregon, for approximately $9.0 million.

     In February 1998, the Company entered into a binding agreement with Smith Broadcasting, Inc. to purchase a construction permit for a new FM radio station in Vancouver, Washington for approximately $20.7 million in cash, all of which was paid in escrow in 1998.

     The Company has entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 14 stations in nine of the Company's existing broadcast areas and in two new broadcast areas for a total purchase price of approximately $68.1 million in cash, of which $12.0 million has already been paid in escrow through December 31, 1997, and to exchange the assets of one station for another station in one broadcast area. The Company has also entered into agreements to sell the FCC licenses and substantially all of the broadcast assets of two radio stations in one broadcast area for approximately $0.2 million in cash.

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






3.   SUBSEQUENT OFFERINGS

     In February 1998, the Company completed offerings of debt and equity securities, as described below.

     The Company completed an offering of 5,073,000 shares of Common Stock at $50.50 per share net of underwriting discounts of $2.02 per share (the "Stock Offering"). Net proceeds to the Company from the Stock Offering were approximately $245.9 million.

     The Company issued $120.0 million in aggregate principal amount at maturity of 8% Senior Subordinated Notes (the "8%
     Notes") due 2010. Net proceeds to the Company were $117.1 million.

     The Company issued 4 3/4% Liquid Yield Option Notes due 2018 in the aggregate principal amount at maturity of $426.9 million. Each 1998 LYON had an issue price of $391.06 and a principal amount at maturity of $1,000. The 1998 LYONs are convertible, at the option of the holder, at any time on or prior to maturity, into Common Stock at a conversion rate of
     6.245 shares per each 1998 LYON, for an aggregate of approximately 2.7 million shares of common stock. Net proceeds from the issuance of the 1998 LYONs were $161.9 million.

     A portion of the net proceeds from the above transactions was used to pay off the Revolving Credit Facility. The remainder will be used to fund the pending acquisitions, and are currently held in short-term, highly liquid securities.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






4.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consist of the following (in thousands):

                                              1997       1996

          Land and land improvements       $ 21,128    $ 14,269
          Buildings                          26,077      20,249
          Equipment                         162,885      97,491
          Furniture and fixtures             19,919       7,524
          Leasehold improvements              8,006       5,872
                                            238,015     145,405
          Less accumulated depreciation     (31,206)    (13,917)
                                           $206,809    $131,488


5.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1997 and 1996 consist of the following (in thousands):

                                             1997           1996

          Broadcasting licenses          $1,465,020    $  987,953
          Goodwill                          404,684       250,884
          Contracts and other
            intellectual assets             355,668        86,489
                                          2,225,372     1,325,326
          Less accumulated amortization     (96,654)      (35,154)
                                         $2,128,718    $1,290,172

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.   OTHER ASSETS

     The Company's other assets at December 31, 1997 and 1996 consist of the following (in thousands):

                                          December 31,     December 31,
                                             1997              1996

     News Corp Warrants                  $   -              $ 39,800
     Acquisition escrows                   51,410             30,804
     Marketable securities                   -                13,965
     Other                                 17,354             32,111
                                         $ 68,764           $116,680


     In February 1997, the Company sold its investment in the News Corp Warrants for $44.5 million in cash and recorded a pretax gain of $4.7 million.

     In May 1997, the Company sold its investment in Paxson
     Communications Corporation stock for $20.3 million in cash and recorded a pretax gain of $6.1 million.

           JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.   LONG-TERM DEBT

     The Company's debt obligations at December 31, 1997 and 1996 consist of the following (in thousands):

                                            1997         1996

     Credit Facility borrowings........   $567,500     $400,000
     10 1/8% Senior Subordinated Notes,
        due 2006.......................    100,000      100,000
     9 3/4% Senior Subordinated Notes,
        due 2006.......................    170,000      170,000
     8 3/4% Senior Subordinated Notes,
        due 2007.......................    150,000         -
                                          $987,500     $670,000



     New Credit Facility

     In September 1997, the Company, through Jacor Communications Company ("JCC"), entered into a new $1.15 billion credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility replaces the Company's previous credit facility entered into in June 1996, as amended. The Credit Facility increased the Company's borrowing capacity by $400 million and consists of two components: (i) a revolving credit facility of up to $750 million with a mandatory commitment reduction of $50.0 million on June 30, 2000 continuing semi-annually through June 2003, and a final maturity date of December 31, 2004; and (ii) a term loan of up to $400 million with a scheduled reduction of $35.0 million on December 31, 1999 with increasing semi-annual reductions thereafter and a final maturity date of December 31, 2004. At December 31, 1997, the outstanding balance of the term loan was $400.0 million. Amounts repaid or prepaid under the Term Loan may not be reborrowed.

     The loans under the Credit Facility are guaranteed by each of the Company's direct and indirect subsidiaries other than certain immaterial subsidiaries. JCC's obligations under the Credit Facility are secured by a first priority lien on the capital stock of the Company's subsidiaries, an assignment of all intercompany debt and of certain time brokerage agreements, and by the guarantee of JCC's parent company, Jacor Communications Inc. ("Jacor").

     The Credit Facility bears interest at a rate that fluctuates with an applicable margin, with a minimum applicable margin to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended (the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At December 31, 1997, the average interest rate on Credit Facility borrowings was 6.60%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






7.   LONG-TERM DEBT, Continued

     The Credit Facility contains covenants and provisions that restrict, among other things, the Company's ability to: (i) incur additional indebtedness; (ii) incur liens on its property; (iii) make investments and advances; (iv) enter into guarantees and other contingent obligations; (v) merge or consolidate with or acquire another person or engage in other fundamental changes; (vi) engage in certain sales of assets; (vii) engage in certain transactions with affiliates; and (viii) make restricted junior payments. The Credit Facility also requires the satisfaction of certain financial performance criteria (including a consolidated interest coverage ratio, a debt-to-operating cash flow ratio and a consolidated operating cash flow available for fixed charges ratio) and the repayment of loans under the Credit Facility with proceeds of certain sales of assets and debt issuances.

     In 1997 and 1996, the Company recognized extraordinary losses of approximately $7.5 million and $3.0 million, respectively, net of income tax credit, related to the write off of debt financing costs due to significant amendments to the Company's Credit Facility.

     10 1/8% Senior Subordinated Notes Due 2006

     Interest on the 10 1/8% Senior Subordinated Notes (the "10 1/8% Notes") is payable semi-annually. The 10 1/8% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2001. The redemption prices commence at 105.063% and are reduced by 1.688% annually until June 15, 2004 when the redemption price is 100%. At December 31, 1997, the market value of the 10 1/8% Notes exceeded carrying value by approximately $8.6 million. At December 31, 1996 the market value of the 10 1/8% Notes exceeded carrying value by approximately $3.0 million.

     9 3/4% Senior Subordinated Notes Due 2006

     Interest on the 9 3/4% Senior Subordinated Notes (the "9 3/4% Notes") is payable semi-annually. The 9 3/4% Notes will be redeemable at the option of the Company, in whole or part, at any time on or after December 15, 2001. The redemption prices commence at 104.875% and are reduced by 1.625% annually until December 15, 2004 when the redemption price is 100%. At December 31, 1997, the market value of the 9 3/4% Notes exceeded carrying value by approximately $12.1 million. At December 31, 1996 the market value of the 9 3/4% Notes exceeded carrying value by approximately $3.4 million.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







7.   LONG-TERM DEBT, Continued

     8 3/4% Senior Subordinated Notes Due 2007

     In June 1997, the Company completed an offering of $150 million of its 8 3/4% Senior Subordinated Notes (the "8 3/4% Notes"). The 8 3/4% Notes will mature on June 15, 2007. Interest on the 8 3/4% Notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 1997. The 8 3/4% Notes will be redeemable at the option of the Company, in whole or in part, at anytime on or after June 15, 2002. The redemption prices commence at 104.375% and are reduced by 1.458% annually until June 15, 2005 when the redemption price is 100%. At December 31, 1997 the market value of the 8 3/4% Notes exceeded carrying value by approximately $3.8 million.

     The 10 1/8% Notes, 9 3/4% Notes and 8 3/4% Notes (the "Notes") are obligations of JCC, and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC and each of the Subsidiary Guarantors are wholly owned direct or indirect subsidiaries of Jacor. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. JCC's credit facility and the terms of the indentures governing the Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.

     Summarized financial information with respect to Jacor and with respect to the Subsidiary Guarantors on a combined basis as of December 31, 1997, 1996 and 1995 and for each of the three years in the period ended December 31, 1997; and with respect to JCC as of December 31, 1997 and 1996 and for the year ended December 31, 1997 and for the period from June 6, 1996 to December 31, 1996 is as follows:

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.   LONG-TERM DEBT, Continued


                                      Jacor                 _______JCC_______
                             1997      1996      1995       1997         1996

Operating Statement
Data (in thousands):

Net revenue                 -         -         -            -             -
Equity in earnings
  of subsidiaries      $ (1,958)   $10,237  $ 10,965    $  3,191       $11,864
Operating (loss)
  income                (15,387)       305    10,965       3,191        11,864
(Loss) income before
  extraordinary items    (4,052)     5,105    10,965       5,498        13,203
Net (loss) income        (4,052)     5,105    10,965      (1,958)       10,237
Balance Sheet Data
(in thousands):

Current assets       $    1,316   $  1,538             $   41,203   $   75,626
Non-current assets    1,165,970    722,918              2,122,648    1,615,504
Current liabilities      28,853     16,253                 13,184        9,975
Non-current
  liabilities           222,082    221,267              1,478,765    1,056,348
Shareholders' equity    916,351    486,936                671,902      273,384

                                       Combined
                                 Subsidiary Guarantors
                            1997         1996          1995

Operating Statement
Data (in thousands):

Net revenue              $ 530,574     $223,761      $118,891
Equity in earnings
  of subsidiaries            -            -             -
Operating income            95,306       49,292        18,617
Income before
  extraordinary items        3,191       11,864        18,617
Net income                   3,191       11,864        10,965

Balance Sheet Data
(in thousands):

Current assets         $   155,068   $   89,438
Non-current assets       2,446,810    1,615,504
Current liabilities         76,212       29,304
Non-current
  liabilities            1,609,315    1,188,702
Shareholders' equity       916,351      486,936

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.   LIQUID YIELD OPTION NOTES

     In June 1996, the Company issued 5 1/2% Liquid Yield Option Notes ("LYONs") due 2011 in the aggregate principal amount at maturity of $259.9 million. Each LYON had an issue price of $443.14 and a principal amount at maturity of $1,000. At December 31, 1997 the accreted value of the LYONs was $125.3 million which included $6.6 million of interest accreted during 1997. At December 31, 1996 the accreted value of the LYONs was $118.7 million which included $3.5 million of interest accreted during 1996.

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

     At December 31, 1997, the market value of the LYONs exceeded the carrying value by approximately $64.4 million. At December 31, 1996, the market value of the LYONs was less than the carrying value by approximately $3.0 million.


9.   CAPITAL STOCK

     Warrants

     In connection with a 1997 acquisition, the Company issued warrants to acquire 500,000 shares of common stock with an exercise price of $40 per share. The warrants expire in February 2002.

     In connection with a 1996 acquisition, the Company issued warrants to acquire 4,400,000 shares of common stock with an exercise price of $28 per share. The warrants expire in September 2001.

     In connection with a 1996 Stock Offering, the Company determined that it would convert the 1,983,605 outstanding 1993 Warrants into the right to receive the Fair Market Value (as defined) calculated to be $19.70 per Warrant. Prior to the conversion, the Company issued 1,726,004 shares of Common Stock with proceeds aggregating approximately $14.3 million upon exercise of such warrants by the holders. The Company used approximately $5.1 million of these proceeds to fund the conversion of the remaining 1993 Warrants presented for redemption.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  STOCK BASED COMPENSATION PLANS

     1993 Stock Option Plan

     Under the Company's 1993 stock option plan (the "1993 Plan"), options to acquire up to 2,769,218 shares of common stock can be granted to directors, officers and key employees at no less than the fair market value of the underlying stock on the date of grant. The 1993 Plan permits the granting of non-qualified stock options (NQSOs)as well as incentive stock options(ISOs). Between 25% and 30% of the options vest on the date of grant and between 20% and 30% vest on each of the next three anniversaries of the grant date. Options expire 10 years after grant and the plan will terminate no later than February 7, 2003. At December 31, 1997, 618 shares were available for grant.

     1997 Long-Term Incentive Stock Plan

     In April 1997, the Board of Directors of the Company adopted the 1997 Long-Term Incentive Stock Plan ("the Long-Term Plan"). The Long-Term Plan authorizes the issuance of up to 1,800,000 shares of Common Stock pursuant to the grant or exercise of stock options, including NQSOs and ISOs, restricted stock, stock appreciation rights (SARs), and certain other instruments to executive officers and other key employees, subject to board approval and certain other restrictions. Stock options may not be granted at less than the fair market value of the underlying stock on the date of grant. Twenty-five percent of the options vest on the date of the grant and 25% vest on each of the next three anniversaries of the grant date. Options expire 10 years after grant. At December 31, 1997, 1,166,312 shares were available for grant.

     1997  Non-Employee Directors Stock Plan and  Stock  Purchase
     Plan

     In April 1997, the Board of Directors of the Company adopted the 1997 Non-Employee Directors Stock Plan (the "Directors Stock Plan"). The Directors Stock Plan authorizes the issuance of up to 350,000 shares of Jacor Common Stock pursuant to the grant or exercise of NQSOs, SARs, restricted stock and other performance instruments. Stock options may not be granted at less than the fair market value of the underlying stock on the date of grant. Twenty-five percent of the options vest on the date of the grant and 25% vest on each of the next three anniversaries of the grant date. Options expire 10 years after grant. At December 31, 1997, 310,000 shares were available for grant. Also, the Company adopted a stock purchase plan for its non-employee directors authorizing the issuance of up to 150,000 shares of Jacor common stock. Stock may be purchased at a 15% discount from fair value and purchases are limited to $100,000 per director in a calendar year.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  STOCK BASED COMPENSATION PLANS, Continued


     Information pertaining to the plans for the years ended
     December 31, 1995, 1996 and 1997 is as follows:

                                          Number of     Weighted Average
                                           Shares        Exercise Price

1995:
     Outstanding at beginning of year..  1,351,310            $ 6.16
     Granted...........................    245,000            $14.61
     Exercised.........................    (27,790)           $ 5.81
     Outstanding at end of year........  1,568,520            $ 7.52
     Exercisable at end of year........  1,093,340            $ 6.57
     Available for grant at end of year  1,092,618

1996:
     Outstanding at beginning of year..  1,568,520            $ 7.52
     Granted...........................    594,500            $23.63
     Exercised.........................   (106,410)           $ 6.10
     Outstanding at end of year........  2,056,610            $12.26
     Exercisable at end of year........  1,507,000            $ 8.68
     Available for grant at end of year    523,118

1997:
     Outstanding at beginning of year..  2,056,610            $12.26
     Granted...........................  1,196,188            $24.92
     Exercised.........................   (212,679)           $11.61
      Surrendered.......................   (15,490)           $26.71
     Outstanding at end of year........  3,024,629            $17.20
     Exercisable at end of year........  2,228,095            $13.72
     Available for grant at end of year  1,476,930

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





10.  STOCK BASED COMPENSATION PLANS, Continued

     The fair value of each stock option granted is estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for grants in 1997, 1996 and 1995, respectively: risk-free interest rates are different for each grant and range from 5.24% to 6.51%; the expected lives of options are 5 years; and volatility of approximately 35% for all grants. A summary of the fair value of options granted in 1997, 1996 and 1995 follows:

                                           1997      1996       1995

     Weighted-average fair value of
       options granted at-the-money      $12.26    $ 9.42      $ 5.70
     Weighted-average fair value of
       options granted at a premium         -      $ 8.46      $ 5.33
     Weighted-average fair value of
       options granted at a discount     $28.15       -           -
     Weighted-average fair value of all
       options granted during the year   $16.29    $ 9.07      $ 5.44

     The options granted at a discount in 1997 were related to approximately 304,000 options outstanding to purchase
     Premiere common stock, which were converted to equivalent
     Jacor NQSOs at the time of the merger.

     The following table summarizes information about stock options outstanding at December 31, 1997:


                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               Weighted     Weighted                  Weighted
  Range of         Number       Average     Average      Number        Average
  Exercise      Outstanding    Remaining    Exercise   Exercisable    Exercise
   Prices       at 12/31/97      Life        Price     at 12/31/97      Price

$5.74 to $9.65   1,239,865        5.44       $ 6.29     1,239,865     $ 6.29

$12.70 to $19.96   356,641        7.91       $15.94       299,341     $15.89

$21.25 to $30.66 1,379,123        9.02       $26.53       676,638     $25.84

$37.25 to $45.94    49,000        9.56       $39.57        12,250     $39.80

$ 5.74 to $45.94 3,024,629        7.43       $17.20     2,228,095     $13.72

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





10.  STOCK BASED COMPENSATION PLANS, Continued

     Employee Stock Purchase Plan

     Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 700,000 shares of common stock to its full-time and part-time employees, all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 74,767 shares for approximately $23.27 per share and 12,376 shares for approximately $32.19 per share in 1997, 47,232 shares for $14.24 per share in 1996 and 43,785 shares for $10.84 per share in 1995. The fair market value of the right to acquire common stock under the Stock Purchase Plan was $8.40 per share granted on January 1 and $9.80 per share granted on July 1 in 1997, $4.81 per share in 1996 and $3.71 per share in 1995.

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for 1997, 1996 and 1995 would approximate amounts below (in thousands, except per share amounts):

                                        1997        1996        1995

     Net (loss)income:
           As reported              $ (4,052)    $  5,105    $10,965
          Pro forma                 $(10,691)    $  3,826    $10,398

     Diluted net (loss)income per
       common share:
          As reported               $  (0.10)    $  0.19     $  0.52
          Pro forma                 $  (0.25)    $  0.14     $  0.50

     In 1996, the Company recorded compensation expense of approximately $1.9 million related to stock units issued to officers and directors and stock options issued to non-employees of the Company. The expense related to the stock units was equal to the fair value of the stock for which the units can be converted into on the date of grant. The fair value of the options was determined using the Black-Sholes option pricing model and the following assumptions: risk-free interest rate of 5.79%; expected life of 5 years; and volatility of approximately 35%. The options were 100% vested on the date of grant.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.  INCOME TAXES

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 is summarized as follows (in thousands):


                                Federal      State         Total

     1997:
        Current                $13,200      $ 3,000      $16,200
        Deferred                (5,400)      (1,200)      (6,600)
                                 7,800        1,800        9,600
         Tax benefit from
          extraordinary loss    (4,000)        (900)      (4,900)
                               $ 3,800      $   900      $ 4,700

     1996:
        Current                $ 6,185      $1,348       $7,533
        Deferred                  (185)        (48)        (233)
                                 6,000       1,300        7,300
        Tax benefit from
         extraordinary loss     (1,631)       (346)      (1,977)
                               $ 4,369      $  954       $5,323

     1995:
        Current                $ 6,600      $1,260       $7,860
        Deferred                  (500)        (60)        (560)
                               $ 6,100      $1,200       $7,300


     The provisions for income tax differ from the amount computed by applying the statutory federal income tax rate due to the following:

                                          1997        1996       1995
     Federal income tax at
       the statutory rate              $ 5,173     $ 5,627     $ 6,393
     Amortization not deductible         3,449       1,262         606
     State income taxes, net of any
       current federal income tax
       benefit                             589         620         780
     Other                                 389        (209)       (479)
                                       $ 9,600     $ 7,300     $ 7,300

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.  INCOME TAXES, continued


     The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1997, 1996 and 1995 are as follows:

                                      1997         1996         1995
     Deferred tax assets:
       Accrued expenses and
        reserves                   $ (7,479)    $(11,104)     $(1,992)
       Net operating loss
        carryforwards               (11,461)     (12,000)        -
       Other                         (4,047)      (2,098)        (142)
                                    (22,987)     (25,202)      (2,134)
     Deferred tax liabilities:
       Property and equipment        35,614       32,427       12,208
       Intangibles                  326,240      257,653       (1,457)
                                    361,854      290,080       10,751

          Net liability            $338,867     $264,878      $ 8,617


     At December 31, 1997 the Company had net operating loss carryforwards of $28,653. The loss carryforwards expire in the years 2008 through 2011 if not used.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






12.  COMMITMENTS AND CONTINGENCIES

     Lease and Contractual Obligations

     The Company and its subsidiaries lease certain land and facilities used in their operations. The Company also has various employment agreements with broadcast personalities that provide base compensation. Future minimum payments under leases and employment agreements as of December 31, 1997 are payable as follows (in thousands):

                    1998      $18,122
                    1999       15,674
                    2000       11,328
                    2001        7,538
                    2002        4,799
                    Thereafter  9,980
                              $67,441

     Rental expense was approximately $8,010, $3,996 and $3,471 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Legal Proceedings

     From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company.


13.  RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan covering substantially all employees who have met eligibility requirements. The Company matches participating employee contributions at a rate of 50% of the employee's first 4% contributed, up to $160,000 of annual compensation. Total expense related to this plan was $1,977,052, $756,618 and $334,253 in 1997, 1996 and 1995, respectively.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






14.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share ("EPS") computations for income before extraordinary items for the years ended December 31, as follows (in thousands except per share amounts):

                                      1997       1996       1995

          Net income before
            extraordinary item      $ 3,404    $ 8,071    $10,965

          Weighted average
            shares - basic           40,460     25,433     18,908

          Effect of dilutive
           securities:

             Stock options             996        658        413
             Warrants                  357        -          911
             Other                     350        351        300

          Weighted average
            shares - diluted         42,163     26,442     20,532

          Basic EPS                  $ .08      $ .32      $ .58

          Diluted EPS                $ .08      $ .30      $ .53

     The Company's LYONs can be converted into approximately 3.5 million shares of Jacor common stock at the option of the holder. Assuming conversion of the LYONs as of January 1, 1997 and 1996 would result in an increase in per share amounts before extraordinary items, therefore, the LYONs are not included in the computation of diluted EPS.

     In February 1998, the Company completed an offering of 5.1 million shares of common stock and Liquid Yield Option Notes which can be converted into approximately 2.7 million shares of common stock at the option of the holder.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






15.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in financial statements by all entities that provide a full set of financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. The statement only deals with reporting and display issues. It does not consider recognition or measurement issues. The Company will implement SFAS 130 in the first quarter of 1998.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 provides accounting guidance for reporting information about operating segments in annual financial statements and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended December 31, 1998 and will be required for interim periods in 1999. The Company is currently evaluating the impact SFAS 131 will have on its financial statements, if any.

Supplementary Data

Quarterly Financial Data
for the years ended December 31, 1997 and 1996 (Unaudited)


                           First      Second      Third      Fourth      Total
                          Quarter     Quarter    Quarter    Quarter       Year


1997

Net revenue             $  88,828   $ 135,553   $ 144,560   $ 161,633  $ 530,574
Operating income            5,392      24,179      25,520      26,122     81,213
Net (loss) income before
  extraordinary loss       (2,584)      4,145         483       4,460      3,404
Net (loss) income          (8,140)      4,145      (1,417)      1,360     (4,052)
Basic net (loss)
  income per
  common share: (1)(2)
 Before extraordinary
  loss                      (0.08)       0.ll        0.01        0.03      0.08
 Extraordinary loss         (0.17)       0.00       (0.04)       0.00     (0.18)
  Basic net (loss)
     income per
     common share           (0.25)       0.11       (0.03)       0.03     (0.10)

Diluted net (loss) income
  per common share: (1)(2)
 Before extraordinary
  loss                      (0.08)       0.10        0.01        0.03      0.08
 Extraordinary loss         (0.17)       0.00       (0.04)       0.00     (0.18)
  Diluted net (loss)
     income per
     common share           (0.25)       0.10       (0.03)       0.03     (0.10)


Quarterly Financial Data
for the years ended December 31, 1997 and 1996 (Unaudited), Continued



                           First      Second      Third      Fourth      Total
                          Quarter     Quarter    Quarter    Quarter       Year



1996

Net revenue             $  30,074   $  43,120   $  54,326   $ 96,241  $ 223,761
Operating income            2,544       9,372       9,229     18,215     39,360
Net income before
  extraordinary loss        1,842       3,761       2,100        368      8,071
Net income                    891       3,761          85        368      5,105
Basic net income per
    common share: (1)(2)
 Before extraordinary
   loss                     0.10        0.18         0.07       0.01      0.32
 Extraordinary loss        (0.05)       0.00        (0.06)      0.00     (0.12)
   Basic net income per
     common share           0.05        0.18         0.01       0.01      0.20

Diluted net income per
  common share: (1)(2)
 Before extraordinary
   loss                     0.09        0.17         0.06       0.01      0.30
 Extraordinary loss        (0.05)       0.00        (0.06)      0.00     (0.11)
   Diluted net income
     per common share       0.04        0.17         0.00       0.01      0.19

[FN]

NOTES:

     (1) Earnings per share calculations have been made in accordance with Statement on Financial Accounting Standards No. 128 "Earnings Per Share", ("SFAS 128"). SFAS 128 became effective for fourth quarter 1997 calculations. Prior quarter and prior year calculations have been restated to reflect the adoption of SFAS 128.

     (2) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported as per share amounts are computed independently for each quarter.

Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K

(a)  List of Documents filed as part of this Report:

     (1) Financial Statements

          The financial statements of the Company as set forth under Item 8 of this Report on Form 10-K.

     (2) Exhibits

          See Exhibit Index.

(b)  Reports on Form 8-K

     The following Forms 8-K were filed during the fourth quarter of 1997:

     1. Form 8-K dated November 4, 1997. This Form 8-K described the Company's signing of a letter of intent to purchase the assets of 17 radio stations from Nationwide Communications, Inc. and its affiliated entities for a purchase price of $620.0 million, as well as certain other immaterial Company transactions involving the acquisition and disposition of radio stations.

     2. Form 8-K dated November 24, 1997. This Form 8-K included the audited historical financial statements of Archon Communications, Inc., WN Broadcasting Corp. and Multiverse Acquisition Corp. The Company filed these financial statements because the financial statements of the subsidiaries acquired or formed in connection with the related immaterial acquisitions by the Company were not part of the Company's historical audited consolidated financial statements, but were required to be filed in conjunction with these new subsidiaries' guarantees of certain debt securities that might subsequently be offered by the Company pursuant to its omnibus shelf registration previously filed with the Commission.

     The following Forms 8-K were filed during the first quarter of 1998 through the date hereof:

     1.   Form  8-K  dated  January  5,  1998.   This  Form   8-K
          described the Company's entering into of a definitive agreement to purchase the assets of 17 radio stations from Nationwide Communications, Inc. and its affiliated entities for a purchase price of $620.0 million. This Form 8-K was subsequently amended in a January 21, 1998 filing with the Commission to include the historical audited financial statements of Nationwide Communications and the unaudited pro forma financial statements reflecting the financial statement effect of such acquisition on the Company. The January 21, 1998 amendment also disclosed the Company's filing of its preliminary prospectus supplements relating to its proposed public offerings of common stock, liquid yield option notes and senior subordinated notes.

Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K, Continued


     2.   Form  8-K  dated  February  4,  1998.   This  Form  8-K
          described the Company's filing of its definitive prospectus supplements relating to the offer for sale of 5,073,000 shares of common stock in an underwritten public offering, of $426,917,000 aggregate principal amount at maturity of liquid yield option notes due 2018 and of $120.0 million in aggregate principal amount at maturity of 8% Senior Subordinated Notes due 2011. This Form 8-K was subsequently amended in a February 20, 1998 filing with the Commission to revise certain exhibits to the initial filing reflecting the total amount of each security sold in the three public offerings.

          JACOR COMMUNICATIONS, INC, AND SUBSIDIARIES




                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JACOR COMMUNICATIONS, INC.
                                         (The Company)



Date  March 27, 1998         By      R. Christopher Weber
                                     R. Christopher Weber,
                                    Senior Vice President and
                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date  March 27, 1998                       Randy Michaels
                                           Randy Michaels,
                                Chief Executive Officer, Director
                                  (Principal Executive Officer)





Date  March 27, 1998                    Robert L. Lawrence
                                        Robert L. Lawrence,
                                       President and Director





Date March 27, 1998                        Sam Zell
                                           Sam Zell,
                                      Chairman and Director





Date  March 27, 1998                    Sheli Z. Rosenberg
                                        Sheli Z. Rosenberg,
                                      Vice Chair and Director

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Date  March 27, 1998                     Peter C.B. Bynoe
                                         Peter C.B. Bynoe
                                            Director




Date  March 27, 1998                     John W. Alexander
                                         John W. Alexander,
                                              Director




Date  March 27, 1998                    Rod F. Dammeyer
                                        Rod F. Dammeyer,
                                            Director




Date  March 27, 1998                      F. Philip Handy
                                          F. Philip Handy,
                                             Director




Date  March 27, 1998                        Marc Lasry
                                            Marc Lasry,
                                             Director




Date  March 27, 1998                   Mary Agnes Wilderotter
                                       Mary Agnes Wilderotter
                                              Director




Date  March 27, 1998                    R. Christopher Weber
                                        R. Christopher Weber
                                      Senior Vice President and
                                       Chief Financial Officer
                                      (Principal Financial and
                                         Accounting Officer)

                            INDEX TO EXHIBITS

Exhibit  Description of Exhibit                       Sequentially
 Number                                                 Numbered
                                                         Page

     2.1 Agreement  and Plan of Merger  dated  as  of
         October  8, 1996 ("Regent Merger Agreement")          *
         between Jacor Communications, Inc. ("Jacor") and Regent Communications, Inc. (omitting schedules and exhibits not deemed material).
         Incorporated by reference to Exhibit 2.1 to Jacor's Current Report on Form 8-K dated
         October 23, 1996, as amended.

     2.2 Warrant  Agreement dated as of February  27,          *
         1997  between Jacor and KeyCorp  Shareholder
         Services,    Inc.,   as    warrant    agent.
         Incorporated by reference to Exhibit 2.2 to Jacor's Current Report on Form 8-K dated May
         5, 1997, as amended.

     2.3 Registration Rights Agreement  dated  as  of          *
         October 8, 1996 among Jacor and the parties listed in Schedule I thereto (included as
         Exhibit   I  to  Regent  Merger  Agreement).
         Incorporated by reference to Exhibit 2.4 to Jacor's Current Report on Form 8-K dated
         October 23, 1996, as amended.

     2.4 Agreement   and   Plan   of   Merger   dated          *
         February  12,  1996 among  Citicasters  Inc.
         ("Citicasters"),  Jacor   and   JCAC,   Inc.
         Incorporated by reference to Exhibit 2.1 to Jacor's Current Report on Form 8-K dated
         February 27, 1996, as amended.

     2.5 Warrant Agreement dated as of September  18,          *
         1996  between Jacor and KeyCorp  Shareholder
         Services,    Inc.,   as    warrant    agent.
         Incorporated by reference to Exhibit 4.1 to Jacor's Current Report on Form 8-K dated
         October 3, 1996.

     2.6 Supplemental   Agreement   dated    as    of          *
         September 18, 1996 between Jacor and KeyCorp
         Shareholder  Services,  Inc.,   as   warrant
         agent.   Incorporated   by   reference    to
         Exhibit  4.2  of Jacor's Current  Report  on
         Form 8-K dated October 3, 1996.

     2.7 Registration Rights Agreement  dated  as  of          *
         August  5,  1996  among Jacor,  JCAC,  Inc.,
         Great  American Insurance Company,  American
         Financial  Corporation,  American  Financial
         Enterprises,  Inc.,  Carl  H.  Lindner,  The
         Carl  H.  Lindner Foundation, and  S.  Craig
         Lindner.   Incorporated  by   reference   to
         Exhibit   2.22   to  Jacor's  Post-Effective
         Amendment  No.  1 on Form S-3  to  Form  S-4
         (File No. 333-6639).

     2.8 Stock  Purchase and Stock Warrant Redemption          *
         Agreement  dated  as of  February  20,  1996
         among      Jacor,     Prudential     Venture
         Partners  II, L.P., Northeast Ventures,  II,
         John   T.   Lynch,  Frank  A.   DeFrancesco,
         Thomas R. Jiminez, William R. Arbenz,  CIHC,
         Incorporated,    Bankers    Life     Holding
         Corporation and Noble Broadcast Group,  Inc.
         ("Noble")  (omitting  exhibits  not   deemed
         material  or  filed separately  in  executed
         form).    Incorporated   by   reference   to
         Exhibit  2.1  to Jacor's Current  Report  on
         Form 8-K dated March 6, 1996, as amended.

     2.9 Investment    Agreement    dated    as    of          *
         February  20, 1996, among Jacor,  Noble  and
         the  Class B Stockholders (omitting exhibits
         not   deemed   material).  Incorporated   by
         reference to Exhibit 2.2 to Jacor's  Current
         Report on Form 8-K dated March 6, 1996, as amended.

    2.10 First  Amendment to Stock Purchase and Stock          *
         and  Warrant Purchase Agreement dated as  of
         February  20, 1996 by and among the Company,
         Prudential   Venture   Partners   II,    LP,
         Northeast Ventures II, John T. Lynch,  Frank
         A.  DeFrancesco, Thomas R. Jiminez,  William
         R.  Arbenz, CIHC Incorporated, Bankers  Life
         Holding   Corporation  and  Noble  Broadcast
         Group, Inc., dated as of July 8, 1996 by and
         among  the  Company, Noble Broadcast  Group,
         Inc.,  Lynch,  DeFrancesco, Jiminez,  Arbenz
         and    Phillip   H.   Banks,   as   trustee.
         Incorporated by reference to Exhibit 2.1 to Jacor's Current Report on Form 8-K dated May
         5, 1997, as amended.

    2.11 Second Amendment to Stock Purchase and Stock          *
         and  Warrant Purchase Agreement dated as  of
         February  20, 1996 by and among the Company,
         Prudential   Venture   Partners   II,    LP,
         Northeast Ventures II, John T. Lynch,  Frank
         A.  DeFrancesco, Thomas R. Jiminez,  William
         R.  Arbenz, CIHC Incorporated, Bankers  Life
         Holding   Corporation  and  Noble  Broadcast
         Group,  Inc., dated as of December 20,  1996
         by  and  among the Company, Noble  Broadcast
         Group,  Inc.,  Lynch, DeFrancesco,  Jiminez,
         Arbenz  and  Phillip A. Banks,  as  trustee.
         Incorporated by reference to Exhibit 2.2 to Jacor's Current Report on Form 8-K dated May
         5, 1997, as amended.

    2.12 Asset   Exchange  Agreement  dated   as   of          *
         September  26, 1996 between Citicasters  Co.
         and   Pacific  and  Southern  Company,  Inc.
         (omitting schedules and exhibits not  deemed
         material).  Incorporated  by  reference   to
         Exhibit  2.1  to Jacor's Current  Report  on
         Form 8-K dated October 11, 1996.

    2.13 Asset  Purchase Agreement dated as of  March          *
         17,  1997 among JCC, EFM Programming,  Inc.,
         EFM  Media Management, Inc., EFM Publishing,
         Inc. and PAM Media, Inc. Incorporated by references to Exhibit 2.1 to Jacor's Current
         Report on Form 8-K dated March 21, 1997, as amended.

    2.14 Agreement  and Plan of Merger  dated  as  of          *
         April    7,   1997   among   Jacor,    Jacor
         Communications Company ("JCC"), PRN  Holding
         Acquisition   Corp.   and   Premier    Radio
         Networks,   Inc.  (omitting  schedules   and
         exhibits not deemed material). Incorporated by reference to Exhibit 2.1 to Jacor's
         Current  Report on Form 8-K dated  April  8,
         1997, as amended.

    2.15 Shareholders' Agreement dated as of April 7,          *
         1997   by  and  among  Jacor,  JCC,   Archon
         Communications,    Inc.   ("Archon"),    the
         stockholders   of   Archon    and    certain
         shareholders of Premiere (omitting schedules
         and    exhibits   not   deemed    material).
         Incorporated by reference to Exhibit 2.2 to Jacor's Current Report on Form 8-K dated
         April 8, 1997, as amended.

    2.16 Stock  Purchase Agreement dated as of  April          *
         7,    1997   among   Jacor,   JCC,    Archon
         Communications Partners LLC and News America
         Holdings  Incorporated  (omitting  schedules
         and    exhibits   not   deemed    material).
         Incorporated by reference to Exhibit 2.3 to Jacor's Current Report on Form 8-K dated
         April 8, 1997, as amended.

    2.17 Purchase  Agreement dated June 11, 1997,  by          *
         and   among   JCC,  Jacor,  the   Subsidiary
         Guarantors  named  therein (the  "Subsidiary
         Guarantors"), Donaldson, Lufkin  &  Jenrette
         Securities  Corporation,  Chase  Securities,
         Inc.,  and Merrill Lynch, Pierce,  Fenner  &
         Smith    Incorporated.    Incorporated    by
         reference to Exhibit 2.1 to Jacor's  Current
         Report on Form 8-K dated June 26, 1997, as amended.

    2.18 Registration Rights Agreement dated June 17,          *
         1997   among   JCC,  Jacor,  the  Subsidiary
         Guarantors,  Donaldson,  Lufkin  &  Jenrette
         Securities  Corporation,  Chase  Securities,
         Inc.  and  Merrill Lynch, Pierce,  Fenner  &
         Smith    Incorporated.    Incorporated    by
         reference to Exhibit 4.2 to Jacor's  Current
         Report on Form 8-K dated June 26, 1997, as amended.

    2.19 Agreement of Sale dated December 19, 1997 by          *
         and   among   Nationwide  Mutual   Insurance
         Company,  Employers  Insurance  of   Wausau,
         Nationwide Communications, Inc.,  San  Diego
         Lotus  Corp., The Beak and Wire Corporation,
         Citicasters  Co.  and  Jacor  Communications
         Company (omitting schedules and exhibits not deemed material). Incorporated by reference to Exhibit 2.1 to Jacor's Current Report on
         Form 8-K dated January 5, 1998, as amended.

     3.1 Articles   of   Incorporation   of    Jacor.          *
         Incorporated by reference to Exhibit 5 to Jacor's Form 8-A dated February 13, 1997.

     3.2 Bylaws  of  Jacor. Incorporated by reference          *
         to  Exhibit  6  to Jacor's  Form  8-A  dated
         February 13, 1997.

     4.1 Indenture  dated  as of  December  17,  1996          *
         between Jacor Communications Company ("JCC")
         Jacor,   the  Subsidiary  Guarantors   named
         therein and The Bank of New York for JCC's 9
         34%  Senior Subordinated Notes due 2006  and
         Jacor's   and   the  Subsidiary  Guarantors'
         Guaranty  thereof. Incorporated by reference
         to   Exhibit  4.11  to  Jacor's   Form   S-3
         Registration Statement (File No. 333-19291).

     4.2 Indenture dated as of June 12, 1996  between          *
         Jacor  and The Bank of New York for  Jacor's
         Liquid   Yield   Option  Notes   Due   2011.
         Incorporated by reference to Exhibit 4.23 to
         Jacor's   Form  S-4  Registration  Statement
         (File No. 333-6639).

     4.3 Indenture  dated as of June 12,  1996  among          *
         Jacor,   JCAC,  Inc.  and  First  Trust   of
         Illinois,    National    Association     for
         JCAC,  Inc.'s  10  18%  Senior  Subordinated
         Notes due 2006 and Jacor's Guaranty thereof.
         Incorporated by reference to Exhibit 4.24 to
         Jacor's   Form  S-4  Registration  Statement
         (File No. 333-6639).

     4.4 Indenture dated as of June 17, 1997  between          *
         JCC,  Jacor, the Subsidiary Guarantors named
         therein  and The Bank of New York for  JCC's
         8_%  Senior Subordinated Notes due 2007  and
         Jacor's   and   the  Subsidiary  Guarantors'
         Guaranty thereof. Incorporated by reference to Exhibit 4.1 to Jacor's Current Report on
         Form 8-K/A dated June 26, 1997.

     4.5 Security Agreement dated as of June 12, 1996          *
         by  and between JCAC, Inc. and Chemical Bank
         as  Administrative  Agent.  Incorporated  by
         reference   to  Exhibit  4.28   to   Jacor's
         Form   S-4   Registration  Statement   (File
         No. 333-6639).

     4.6 Pledge  Agreement dated as of June 12,  1996          *
         by  and between Jacor and Chemical Bank,  as
         Administrative  Agent  for  the  Agents  (as
         defined   in  the  Credit  Agreement),   the
         Lenders   and   any  Interest   Rate   Hedge
         Providers.  Incorporated  by  reference   to
         Exhibit    4.30   to   Jacor's   Form    S-4
         Registration Statement (File No. 333-6639).

     4.7 Effectiveness   Agreement   dated   as    of          *
         September 16, 1997 among JCC, the Lenders named therein (the "Lenders"), the Chase
         Manhattan  Bank,  as  Administrative  Agent,
         Banque Paribas, as Documentation Agent,  and
         Bank  of  America Illinois,  as  Syndication
         Agent (omitting schedules and exhibits not deemed material). Incorporated by reference to Exhibit 4.1 to the Company's Current
         Report on Form 8-K dated September 30, 1997.

     4.8 Credit  Agreement dated as of June 12,  1996          *
         as  Amended and Restated as of February  14,
         1997 and as Further Amended and Restated  as
         of   September  16,  1997  among  JCC,   the
         Lenders, Bank of America National Trust  and
         Savings Association (as successor by  merger
         to Bank of America Illinois), as Syndication
         Agent,   Banque  Paribas,  as  Documentation
         Agent,  and  the  Chase Manhattan  Bank,  as
         Administrative Agent (omitting schedules and
         exhibits  not deemed material) (included  as
         Exhibit   A   to  Effectiveness   Agreement)
         ("Restated Credit Agreement"). Incorporated by reference to Exhibit 4.2 to the Company's
         Current  Report on Form 8-K dated  September
         30, 1997.

     4.9 Parent  Guaranty dated as of June  12,  1996          *
         and  as Amended and Restated as of September
         16,  1997,  by the Company in favor  of  The
         Chase   Manhattan  Bank,  as  Administrative
         Agent  for the Agents, the Lenders  and  any
         Interest  Rate  Hedge  Providers  (each   as
         defined  in  the Restated Credit Agreement).
         Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated September 30, 1997.

    4.10 Reaffirmation   Agreement   dated   as    of          *
         September   16,  1997  between   The   Chase
         Manhattan Bank, as Administrative Agent for the benefit of the Agents, the Issuing
         Banks,  the  Lenders and any  Interest  Rate
         Hedge Providers (each as defined in the Restated Credit Agreement), the Company, JCC and each subsidiary of JCC. Incorporated by reference to Exhibit 4.4 to the Company's
         Current  Report on Form 8-K dated  September
         30, 1997.

    4.11 First  Supplemental Indenture  Dated  as  of          *
         September   16,   1997   (Supplemental    to
         Indenture Dated as of June 12, 1996) between
         JCC,  the  Company and First Trust  National
         Association    for   JCC's    10_%    Senior
         Subordinated  Notes  due  2006  and  Jacor's
         Guaranty thereof. Incorporated by reference to Exhibit 4.5 to the Company's Current
         Report on Form 8-K dated September 30, 1997.

    4.12 First  Supplemental Indenture  Dated  as  of          *
         September   16,   1997   (Supplemental    to
         Indenture  Dated  as of December  17,  1996)
         between  JCC,  the Company,  the  Subsidiary
         Guarantors  named therein, and The  Bank  of
         New  York  for JCC's 9_% Senior Subordinated
         Notes  due  2006 and the Company's  and  the
         Subsidiary  Guarantors'  Guaranty   thereof.
         Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated September 30, 1997.

    4.13 First  Supplemental Indenture  Dated  as  of          *
         September   16,   1997   (Supplemental    to
         Indenture Dated as of June 17, 1997) between
         JCC, the Company, the Subsidiary Guarantors named therein, and The Bank of New York for JCC's 8_% Senior Subordinated Notes due 2007 and Jacor's and the Subsidiary Guarantors'
         Guaranty thereof. Incorporated by reference to Exhibit 4.7 to the Company's Current
         Report on Form 8-K dated September 30, 1997.

 4.14(#) Stock Option Agreement dated as of June  23,          *
         1993 between Jacor and Rod F. Dammeyer covering 10,000 shares of Jacor's common stock. (1) Incorporated by reference to
         Exhibit  4.3 to Jacor's Quarterly Report  on
         Form 10-Q dated August 13, 1993.

 4.15(#) Stock   Option   Agreement   dated   as   of          *
         December 15, 1994 between Jacor and  Rod  F.
         Dammeyer covering 5,000 shares of Jacor's common stock. (2) Incorporated by reference to Exhibit 4.23 to Jacor's Quarterly Report on Form 10-Q dated August 13,1993.

 10.1(+) Employment Agreement dated February 20, 1996          *
         by  and between Noble Broadcast Group,  Inc.
         and   John  T.  Lynch,  as  assumed  by  the
         Registrant   effective   July   15,    1996.
         Incorporated by reference to Exhibit 10.1 to Jacor's Quarterly Report on Form 10-Q dated
         November 14, 1996, as amended.

 10.2(+) First   Amendment  to  Employment  Agreement          *
         dated as of December 20, 1996 between the Company and John T. Lynch. Incorporated by reference to Exhibit 10.1 to Jacor's Current
         Report on Form 8-K dated May 5, 1997, as amended.

 10.3(+) Employment Agreement dated February 20, 1996          *
         by  and between Noble Broadcast Group,  Inc.
         and  Frank  A. DeFrancesco, assumed  by  the
         Registrant   effective   July   15,    1996.
         Incorporated by reference to Exhibit 10.2 to Jacor's Quarterly Report on Form 10-Q dated
         November 14, 1996, as amended.

 10.4(+) Consulting  Agreement dated as  of  December          *
         20,  1996  between the Company and  John  T.
         Lynch.  Incorporated by reference to Exhibit
         10.2  to Jacor's Current Report on Form  8-K
         dated May 5, 1997, as amended.

 10.5(+) First   Amendment  to  Employment  Agreement          *
         dated  as  of December 20, 1996 between  the
         Company    and    Frank   A.    DeFrancesco.
         Incorporated by reference to Exhibit 10.3 to Jacor's Current Report on Form 8-K dated May
         5, 1997, as amended.

 10.6(+) Employment Agreement dated as of January 17,          *
         1997   between  the  Company  and  Paul   F.
         Solomon.    Incorporated  by  reference   to
         Exhibit  10.4 to Jacor's Current  Report  on
         Form 8-K dated May 5, 1997, as amended.

 10.7(+) First   Amendment  to  First  Amendment   to          *
         Employment  Agreement dated as  of  December
         20,  1996  between the Company and Frank  A.
         DeFrancesco.   Incorporated by reference  to
         Exhibit  10.5 to Jacor's Current  Report  on
         Form 8-K dated May 5, 1997, as amended.

 10.8(+) Jacor Communications, Inc. 1993 Stock Option          *
         Plan.   Incorporated by reference to Exhibit
         99 to Jacor's Quarterly Report on Form 10-Q dated August 13, 1993.

 10.9(+) Jacor  Communications, Inc. Executive  Stock          *
         Unit Plan effective as of November 7, 1996.

 10.10(+ Jacor Communications, Inc. 1996 Non-Employee          *
       ) Directors Stock Units.

 10.11(+ Jacor  Communications,  Inc.  1995  Employee          *
       ) Stock Purchase Plan, as amended and restated
         as  of  January  1, 1997.   Incorporated  by
         reference  to  Annex  1  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.12(+ Jacor  Communications, Inc.  1997  Long-Term          *
       ) Incentive   Stock  Plan.   Incorporated   by
         reference  to  Annex  2  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.13(+ Jacor  Communications, Inc. 1997  Short-Term          *
       ) Incentive   Stock  Plan.   Incorporated   by
         reference  to  Annex  3  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.14(+ Jacor Communications, Inc. 1997 Non-Employee          *
       ) Director Stock Purchase Plan. Incorporated by reference to Annex 4 to Jacor's Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.15(+ Jacor Communications, Inc. 1997 Non-Employee          *
       ) Directors   Stock  Plan.   Incorporated   by
         reference  to  Annex  5  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

      21 Subsidiaries of Registrant.                          88

    23.1 Consent of Independent Accountants.                  91

      27 Financial Data Schedules.                            92


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

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                          EXHIBIT 21

The following is a list of the subsidiaries of the Company as of December 31, 1997. All of these subsidiaries are included in the Consolidated Financial Statements which are a part of this report.

                                                        Percentage
                                         State of        of Equity
Name of Company            Relationship  Incorporation   Ownership

Jacor Broadcasting
  Corporation              Subsidiary      Ohio            100%
Broadcast Finance, Inc.    Subsidiary      Ohio            100%
Jacor Broadcasting
  of Florida, Inc.         Subsidiary      Florida         100%
Jacor Broadcasting
  of Atlanta, Inc.         Subsidiary      Georgia         100%
Jacor Broadcasting
  of Colorado, Inc.        Subsidiary      Colorado        100%
NSN Network Services,
  LTD.                     Subsidiary      Delaware        100%
Jacor Broadcasting
  of Tampa Bay, Inc.       Subsidiary      Florida         100%
Jacor Cable, Inc.          Subsidiary      Kentucky        100%
Jacor Broadcasting
  of San Diego, Inc.       Subsidiary      Delaware        100%
JBSL, Inc.                 Subsidiary      Missouri        100%
Jacor Broadcasting
  of Sarasota, Inc.        Subsidiary      Florida         100%
Inmobiliaria Radial,
  S.A. de C.V.             Subsidiary      Mexico          100%
Noble Broadcast Group,
  Inc.                     Subsidiary      Delaware        100%
Jacor Broadcasting of
  Denver, Inc.             Subsidiary      California      100%
Noble Broadcast of
  San Diego, Inc.          Subsidiary      California      100%
Jacor Broadcasting of
  St. Louis, Inc.          Subsidiary      Delaware        100%
Jacor Broadcasting of
  Toledo, Inc.             Subsidiary      California      100%
Nova Marketing Group
  Inc.                     Subsidiary      California      100%
Noble Broadcast
  Licenses, Inc.           Subsidiary      California      100%

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                     EXHIBIT 21, Continued



                                                        Percentage
                                         State of        of Equity
Name of Company            Relationship  Incorporation   Ownership

Noble Broadcast
  Holdings, Inc.           Subsidiary      Delaware        100%
Sports Radio
  Broadcasting, Inc.       Subsidiary      California      100%
Nobro, S.C.                Subsidiary      Mexico          100%
Sports Radio, Inc.         Subsidiary      California      100%
Noble Broadcast
  Center, Inc.             Subsidiary      California      100%
Citicasters Co.            Subsidiary      Ohio            100%
GACC-N26LB. Inc.           Subsidiary      Delaware        100%
Cine Guarantors, Inc.      Subsidiary      California      100%
Great American
  Television
  Productions, Inc.        Subsidiary      California      100%
Cine Guarantors II, Inc.   Subsidiary      California      100%
Great American
  Merchandising
  Group, Inc.              Subsidiary      New York        100%
Cine Films, Inc.           Subsidiary      California      100%
The Sy Fischer Company
  Agency, Inc.             Subsidiary      California      100%
Location Productions,
  Inc.                     Subsidiary      California      100%
Location Productions
  II, Inc.                 Subsidiary      California      100%
Cine Mobile Systems
  Int'l, N.V.              Subsidiary      Antille         100%
Cine Movil S.A. de C.V.    Subsidiary      Mexico          100%
Cine Guarantors II, LTD.   Subsidiary      Canada          100%
Jacor Licensee of
  Louisville, Inc.     Subsidiary   Delaware        100%
Jacor Licensee of
  Louisville II, Inc.      Subsidiary      Delaware        100%
Jacor Licensee of Salt
  Lake City, Inc.          Subsidiary      Delaware        100%
Jacor Licensee of Salt
  Lake City II, Inc.       Subsidiary      Delaware        100%
Jacor Licensee of
  Charleston, Inc.         Subsidiary      Delaware        100%
Jacor Licensee of
  Kansas City, Inc.        Subsidiary      Delaware        100%
Jacor Licensee of
  Las Vegas, Inc.          Subsidiary      Delaware        100%
Jacor Licensee of
  Las Vegas II, Inc.       Subsidiary      Delaware        100%
Jacor Broadcasting of
  Charleston, Inc.         Subsidiary      Delaware        100%

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                     EXHIBIT 21, Continued



                                                        Percentage
                                         State of        of Equity
Name of Company            Relationship  Incorporation   Ownership

Jacor Broadcasting of
  Kansas City, Inc.        Subsidiary      Delaware        100%
Jacor Broadcasting of
  Las Vegas, Inc.          Subsidiary      Delaware        100%
Jacor Broadcasting of
  Las Vegas II, Inc.       Subsidiary      Delaware        100%
Jacor Broadcasting of
  Louisville, Inc.         Subsidiary      Delaware        100%
Jacor Broadcasting of
  Louisville II, Inc.      Subsidiary      Delaware        100%
Jacor Broadcasting of
  Salt Lake City, Inc.     Subsidiary      Delaware        100%
Jacor Broadcasting of
  Salt Lake City II, Inc.  Subsidiary      Delaware        100%
Jacor Broadcasting of
  Youngstown, Inc.         Subsidiary      Delaware        100%
Jacor Communications
  Company                  Subsidiary      Delaware        100%
Jacor/Premiere
  Holding, Inc.            Subsidiary      Delaware        100%
MultiVerse Acquisition
  Corp.                    Subsidiary      Delaware        100%
Premiere Radio
  Networks, Inc.           Subsidiary      Delaware        100%
Radio-Active
  Media, Inc.              Subsidiary      Delaware        100%
VTTV Productions, Inc.     Subsidiary      California      100%
WHOK, Inc.                 Subsidiary      Ohio            100%
Jacor Broadcasting of
  Toledo, Inc.             Subsidiary      California      100%

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                         EXHIBIT 23.1








              CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Jacor Communications, Inc. on Forms S-8 (File No.'s 33-65126, 33-10329, 33-56385,33-61719, 333-28587, 333-28371, 333-
28399, 333-28401 and 333-28363) and on Forms S-3 (File No.'s 333-
21419 and 333-06639) of our report dated February 11, 1998, on our audits of the consolidated financial statements of Jacor Communications, Inc. and Subsidiaries as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, which report is included in this Annual Report on Form 10-K.









COOPERS & LYBRAND L.L.P.
Cincinnati, Ohio
March 27, 1998