Form 10-K/A
period 1997-12-31
JACOR COMMUNICATIONS INC
filed 1998-05-04
CIK 702808

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




                     Common Stock    Additional  Common   Unrealized
                  Shares    Stated    Paid-In     Stock    Gain on     Retained
                            Value     Capital   Warrants  Investments  Earnings    Total
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1994             19,590     $196    $139,168      $390        -        $9,290     $149,044
Purchase and
 retirement
 of stock         (1,515)     (15)    (21,679)      -          -           -        (21,694)
Employee stock
 purchases            44        1         474       -          -           -            475
Exercise of
 stock options        28      -           195       -          -           -            195
Other                 10      -            90        (2)       -           -             88
Net income           -        -           -         -          -        10,965       10,965
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1995             18,157      182     118,248       388        -        20,255      139,073
Common stock
 offering         11,250      113     301,636       -          -           -        301,749
Employee stock
 purchases            48      -           672       -          -           -            672
Exercise of
 stock options       106        1         650       -          -           -            651
Conversion of
 warrants          1,726       17      14,704      (374)       -           -         14,347
Purchase of
 warrants            -        -        (5,080)      (14)       -           -         (5,094)
Issuance of
 warrants            -        -           -      26,500        -           -         26,500
Unrealized gain
 on investments      -        -           -         -       $2,042         -          2,042
Stock related
 compensation        -        -         1,891       -          -           -          1,891
Net income           -        -           -         -          -         5,105        5,105
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1996             31,287     $313    $432,721   $26,500    $ 2,042     $25,360     $486,936
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



                     Common Stock    Additional  Common   Unrealized
                  Shares    Stated    Paid-In     Stock    Gain on     Retained
                            Value     Capital   Warrants  Investments  Earnings    Total
---------------------------------------------------------------------------------------------

Balances,
 December 31,
 1996             31,287     $313    $432,721   $26,500    $ 2,042     $25,360     $486,936
Common stock
 offering          8,321       83     246,079      -          -           -         246,162
Stock issued for
 Acquisitions      5,774       58     179,370      -          -           -         179,428
Employee stock
 purchases            87        1       2,137      -          -           -           2,138
Exercise of
 stock options       220        2       3,030      -          -           -           3,032
Issuance of
 warrants           -          -         -        5,000       -           -           5,000
Sale of
 investments        -          -         -         -        (2,042)       -          (2,042)
Other               -          -         (251)     -          -           -            (251)
Net loss            -          -         -         -          -         (4,052)      (4,052)
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1997             45,689      $457   $863,086   $31,500       -        $21,308     $916,351



          The accompanying notes are an integral part of the consolidated financial statements.




               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1997, 1996 and 1995
                              (In thousands)


                                             1997         1996         1995

Cash flows from operating activities:
  Net (loss) income                       $ (4,052)    $  5,105     $10,965
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
     Depreciation                           17,836        7,661       3,251
     Amortization of intangible assets      60,649       15,743       6,232
     Extraordinary loss                      7,456        2,966         -
     Non-cash interest expense               6,618        4,327         -
     Provision for bad debts
       and other                             1,155        1,870       1,374
     Deferred income taxes                  (6,648)        (233)       (560)
     Gain on sale of assets                (11,135)      (2,539)        -
     Changes in operating assets and
       liabilities, net of effects
        of acquisitions and disposals:
         Accounts receivable               (37,495)     (18,626)     (2,344)
         Prepaid expense and other assets   (9,637)      (4,076)      1,029
          Accounts payable                   4,694       10,054        (424)
         Accrued expenses and other
            liabilities                     26,599        2,655       1,102

Net cash provided by
  operating activities                      56,040       24,907      20,625



                               (Continued)



                 The accompanying notes are an integral
              part of the consolidated financial statements.



               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1997, 1996 and 1995
                              (In thousands)
                               (Continued)


                                              1997         1996         1995
Cash flows from investing activities:
  Capital expenditures                    $ (19,980)    $ (11,852)    $(4,969)
  Cash paid for acquisitions               (680,206)     (826,302)    (34,008)
  Deposits on broadcast stations            (51,410)      (23,608)        -
  Purchase of intangible assets                -             -        (15,536)
  Proceeds from sale of assets               93,263         6,595         -
  Loans originated and other                   -           (4,097)     (9,827)
Net cash used by investing
    activities                             (658,333)     (859,264)    (64,340)


Cash flows from financing activities:
  Issuance of long-term debt                627,700       973,000      45,500
  Issuance of common stock                  246,161       316,726         758
  Repayment of long-term debt              (310,200)     (471,600)        -
  Payment of financing costs                (13,659)      (27,435)        -
  Stock options exercised                     2,272          -            -
  Issuance of LYONs                            -          115,172         -
  Purchase of common stock                     -             -        (21,694)
  Other                                         606          (806)       (387)

Net cash provided by
    financing activities                    552,880       905,057      24,177

Net (decrease) increase in cash
  and cash equivalents                      (49,413)       70,700     (19,538)
Cash and cash equivalents at
  beginning of year                          78,137         7,437      26,975

Cash and cash equivalents at
  end of year                             $  28,724     $  78,137    $  7,437

Supplemental disclosures of cash
flow information:
  Cash paid for:
     Interest                             $  72,191     $   5,300    $  1,400
     Income taxes                         $   5,383     $   4,992    $  6,662

Supplemental schedule of non-cash
investing and financing activities:
  Fair value of assets exchanged          $ 120,000     $ 170,000         -
  Liabilities assumed in acquisitions     $ 120,325     $ 296,187         -



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


Supplementary Data

Quarterly Financial Data
for the years ended December 31, 1997 and 1996 (Unaudited)


                           First      Second      Third       Fourth    Total
                          Quarter     Quarter    Quarter     Quarter     Year
1997
Net revenue             $  88,828   $ 135,553   $ 144,560   $ 161,633  $ 530,574
Operating income            5,392      24,179      25,520      26,122     81,213
Net (loss) income before
  extraordinary loss       (2,584)      4,145         483       1,360      3,404
Net (loss) income          (8,140)      4,145      (1,417)      1,360     (4,052)
Basic net (loss)
  income per
  common share: (1)(2)
 Before extraordinary
  loss                      (0.08)       0.ll        0.01        0.03       0.08
 Extraordinary loss         (0.17)       0.00       (0.04)       0.00      (0.18)
  Basic net (loss)
     income per
     common share           (0.25)       0.11       (0.03)       0.03      (0.10)

Diluted net (loss) income
  per common share: (1)(2)
 Before extraordinary
  loss                      (0.08)       0.10        0.01        0.03       0.08
 Extraordinary loss         (0.17)       0.00       (0.04)       0.00      (0.18)
  Diluted net (loss)
     income per
     common share           (0.25)       0.10       (0.03)       0.03      (0.10)



Quarterly Financial Data
for the years ended December 31, 1997 and 1996 (Unaudited), Continued



                           First      Second      Third       Fourth    Total
                          Quarter     Quarter    Quarter     Quarter     Year



1996

Net revenue             $  30,074   $  43,120   $  54,326   $  96,241  $223,761
Operating income            2,544       9,372       9,229      18,215    39,360
Net income before
  extraordinary loss        1,842       3,761       2,100         368     8,071
Net income                    891       3,761          85         368     5,105
Basic net income per
    common share: (1)(2)
 Before extraordinary
   loss                     0.10        0.18         0.07        0.01     0.32
 Extraordinary loss        (0.05)       0.00        (0.06)       0.00    (0.12)
   Basic net income per
     common share           0.05        0.18         0.01        0.01     0.20

Diluted net income per
  common share: (1)(2)
 Before extraordinary
   loss                     0.09        0.17         0.06        0.01     0.30
 Extraordinary loss        (0.05)       0.00        (0.06)       0.00    (0.11)
   Diluted net income
     per common share       0.04        0.17         0.00        0.01     0.19


NOTES:

     (1) Earnings per share calculations have been made in accordance with Statement on Financial Accounting Standards No. 128 "Earnings
            Per Share",("SFAS 128"). SFAS 128 became effective for fourth quarter 1997 calculations. Prior quarter and prior year calculations have been restated to reflect the adoption of SFAS 128.

     (2) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported as per share amounts are computed independently for each quarter.
