Form 10-Q
period 1998-03-31
JACOR COMMUNICATIONS INC
filed 1998-05-15
CIK 702808

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1998

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

                Yes    X              No



At May 1, 1998, 50,902,698 shares of common stock were outstanding.

                  JACOR COMMUNICATIONS, INC.

                          INDEX


                                                         Page
                                                        Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of March 31, 1998 and December 31,
            1997                                          3

          Condensed Consolidated Statements of
            Operations and Comprehensive Income
            for the three months ended March 31, 1998
            and 1997                                      4

          Condensed Consolidated Statements of
            Cash Flows for the three months ended
            March 31, 1998 and 1997                       5

          Notes to Condensed Consolidated Financial
            Statements                                    6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                12


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K          18

     Signatures                                          20

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)
                               (UNAUDITED)
                                                March 31,      December 31,
                                                  1998             1997
                     ASSETS
Current assets:
  Cash and cash equivalents                   $   343,439     $    28,724
  Accounts receivable, less allowance for
    doubtful accounts of $6,702 in 1998
    and $6,195 in 1997                            128,850         135,073
  Prepaid expenses and other                       39,340          33,790
            Total current assets                  511,629         197,587
Property and equipment, net                       212,398         206,809
Intangible assets, net                          2,157,393       2,128,718
Other assets                                       83,619          68,764
            Total assets                      $ 2,965,039     $ 2,601,878

                     LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses
    and other current liabilities             $   114,759     $   118,249
          Total current liabilities               114,759         118,249
Long-term debt                                    939,542         987,500
Liquid Yield Option Notes                         294,920         125,300
Deferred tax liability                            342,684         338,867
Other liabilities                                 116,880         115,611

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and unissued
   4,000,000 shares                                  -               -
Common stock, no par value, $0.01 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   50,898,868 in 1998 and 45,689,677 in 1997          509             457
Additional paid-in capital                      1,109,835         863,086
Common stock warrants                              31,500          31,500
Retained earnings                                  14,410          21,308

            Total shareholders' equity          1,156,254         916,351

            Total liabilities and
              shareholders' equity            $ 2,965,039     $ 2,601,878'

                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           for the three months ended March 31, 1998 and 1997
                 (in thousands, except per share data)
                               (UNAUDITED)
                                               1998        1997
Broadcast revenue                            $159,192    $100,153
    Less agency commissions                    17,164      11,325
       Net revenue                            142,028      88,828
Broadcast operating expenses                  107,353      67,305
Depreciation and amortization                  27,450      13,369
Corporate general and
  administrative expenses                       3,644       2,762

       Operating income                         3,581       5,392

Interest expense                              (23,958)    (17,176)
Gain on sale of assets                           -          4,695
Other income, net                               2,479         405

      Loss before income taxes
         and extraordinary loss               (17,898)     (6,684)

Income tax benefit                             11,000       4,100

     Loss before extraordinary loss            (6,898)     (2,584)

Extraordinary loss, net of income
  tax benefit                                    -         (5,556)

      Net loss                                 (6,898)     (8,140)

Other comprehensive income, net of tax:
  Unrealized gains on securities                 -          6,149
Income tax expense related to items of
  other comprehensive income                     -         (2,460)

Other comprehensive income, net of tax           -          3,689

      Comprehensive loss                     $ (6,898)   $ (4,451)

Basic and diluted net loss per common share:
  Before extraordinary loss                  $  (0.14)   $  (0.08)
  Extraordinary loss                             -          (0.17)

     Net loss per common share               $  (0.14)   $  (0.25)


Number of common shares used in
  basic and diluted calculation                48,419      32,588

          The accompanying notes are an integral part of the condensed consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three months ended March 31, 1998 and 1997
                              (in thousands)
                                (UNAUDITED)
                                                         1998        1997
Cash flows from operating activities:

       Net cash provided by operating activities       $19,391     $ 4,503

Cash flows from investing activities:
       Capital expenditures                             (4,795)     (4,860)
       Cash paid for acquisitions                      (34,485)   (133,215)
       Deposits on broadcast stations                  (23,783)     (2,975)
       Proceeds from News Corp. Warrants sale             -         44,495

       Net cash used by investing activities           (63,063)    (96,555)

Cash flows from financing activities:
       Issuance of long-term debt                      149,539      77,000
       Common stock proceeds, net of issuance costs    244,939         -
       Issuance of Liquid Yield Option Notes           166,950         -
       Repayment of long-term debt                    (197,500)    (50,000)
       Payment of finance costs                         (7,403)       (667)
       Other                                             1,862         -

       Net cash provided by financing activities       358,387      26,333

Net increase (decrease) in cash and
       cash equivalents                                314,715     (65,719)
Cash and cash equivalents at
       beginning of period                              28,724      78,137

Cash and cash equivalents at end of period           $ 343,439   $  12,418

Supplemental schedule of non-cash investing
       and financing activities:
Common shares issued in acquisitions                      -       $105,900
Warrants issued in acquisitions                           -          5,000
Fair value of assets exchanged, net of cash          $  70,000        -
Liabilities assumed in acquisitions                      2,687       5,616


               The accompanying notes are an integral part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto.

2.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions and Dispositions

     January Transactions

     The Company acquired WKNR-AM in Cleveland, Ohio from CV
     Radio Associates, L.P. for $8.4 million in cash, all of which was placed in escrow in 1997.

     The Company acquired KFXD-AM in Nampa, Idaho from Doubledee
     Broadcasting Group for $1.8 million in cash, of which $0.1 million was placed in escrow in 1997.

     The Company acquired KLDZ-AM (formerly KIST-AM) in Santa Barbara, California from Engles Enterprises, Inc. for $0.9 million in cash, of which $0.1 million was placed in escrow in 1997.

     The Company completed a like-kind exchange, whereby the assets of WDAF-AM, KYYS-FM, KUDL-FM, and KMXV-FM in Kansas City, Missouri were exchanged for the assets of WMMX-FM, WTUE-FM, WLQT-FM, WXEG-FM, WBTT-FM, and WONE-AM in Dayton, Ohio.

     February Transactions

     The Company acquired WMRN-AM, WMRN-FM and WDIF-FM of Marion,
     Ohio, WQTL-FM of Ottawa, Ohio and WHMQ-FM of North Baltimore, Ohio from Marion Broadcasting Company for $14.5 million in cash, of which $0.8 million was placed in escrow in 1997.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   ACQUISITIONS AND DISPOSITIONS, Continued

     March Transactions

     The Company acquired KCIX-FM of Garden City, Idaho and KXLT-FM of Eagle, Idaho from LMS of Boise, Inc. and LMS Licenses,Inc.
     for $8.0 million in cash, all of which was placed in escrow in 1997.

     The Company sold WLOH-AM in Columbus, Ohio for $0.1 million in cash.

     Completed Broadcasting Services Acquisitions

     February Transactions

     The Company acquired Hot Mix Radio Network, Inc., producer of seven nationally syndicated "dance mix" radio programs in four major radio formats, for $2.3 million in cash, plus additional contingent consideration of up to $1.6 million payable over three years.

     The Company acquired the "Invasion" production music library from Brandon D'Amore Productions for $0.8 million in cash.

     March Transactions

     The Company acquired Chancellor Broadcasting Co., Inc. and
     Talk Radio Network, Inc., syndicator of two Art Bell network radio programs, as well as 17 other talk radio programs, for $8.5 million in cash.

     The above acquisitions and all 1997 acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming the above acquisitions had taken place at the beginning of 1997 and that the 1997 acquisitions, which were completed at various dates in 1997, had taken place at the beginning of 1997, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

                                           Pro forma (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                           1998             1997
          Net revenue                    $143,739         $128,539

          Net loss before
            extraordinary items          $ (6,666)        $ (5,262)

          Diluted net loss per
            common share before
            extraordinary items          $  (0.13)        $  (0.10)

     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   ACQUISITIONS AND DISPOSITIONS, Continued

     Radio Station Acquisitions and Dispositions Completed
     Subsequent to March 31, 1998

     The Company completed the acquisitions of two radio stations in two broadcast areas for $3.5 million in cash. The Company also completed the sale of the FCC licenses and substantially all of the broadcast assets of two radio stations in one broadcast area for approximately $0.2 million in cash.

     Pending Radio Station Acquisitions and Dispositions

     In December 1997, the Company entered into a binding agreement to purchase the assets of Nationwide Communications, Inc.'s 17 radio stations (the "Nationwide Transaction") for $620.0 million, of which $30.0 million was placed in escrow in 1997. The stations are located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland, and Columbus. The Company anticipates this transaction will close in the third quarter of 1998. The Company has signed a letter of intent to sell two radio stations in the San Diego broadcast area for $65.2 million upon the consummation of the Nationwide Transaction.

     In February 1998, the Company entered into a binding agreement with Smith Broadcasting, Inc. to purchase a construction permit for a new FM radio station in Vancouver, Washington for approximately $20.8 million in cash, all of which was paid in escrow in 1998.

     The Company has entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 17 stations in seven of the Company's existing broadcast areas and in seven new broadcast areas for a total purchase price of approximately $75.3 million, of which $5.6 million has already been paid in escrow through March 31, 1998, and to exchange the assets of one station for another station in one broadcast area

3.   ISSUANCE OF COMMON STOCK

     In February 1998, the Company completed an offering of 4,560,000 shares of common stock at $50.50 per share net of underwriting discounts of $2.02 per share (the "Offering"). The over-allotment option was also exercised by the underwriters resulting in the issuance of an additional 513,000 shares. Net proceeds to the Company from the Offering were approximately $244.9 million.

4.   ISSUANCE OF SUBORDINATED NOTES

     In February 1998, the Company issued $120.0 million of 8% Senior Subordinated Notes (the "8% Notes"). Net proceeds to the Company were $117.1 million. The 8% Notes will mature on February 15, 2010. Interest on the 8% Notes is payable semi-annually. The 8% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003. The redemption prices commence at 104.00% and are reduced by .80% annually until February 15, 2008 when the redemption price is 100%.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.   ISSUANCE OF SUBORDINATED NOTES, Continued

     The 8% Notes are obligations of Jacor Communications Company ("JCC"), and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC and each of the Subsidiary Guarantors are wholly owned direct or indirect subsidiaries of Jacor. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. JCC's credit facility and the terms of the indentures governing the 8% Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.

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

     Summarized financial information with respect to Jacor, JCC and with respect to the Subsidiary Guarantors on a combined basis as of March 31, 1998 and for each of the periods ended March 31, 1998 and 1997 is as follows:

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   ISSUANCE OF SUBORDINATED NOTES, Continued

                                Jacor                _________JCC__________
                        March 31,    March 31,       March 31,    March 31,
                          1998         1997             1998        1997
Operating Statement
Data (in thousands):

Net revenue                 -            -                -           -
Equity in earnings
  of subsidiaries      $  (5,484)   $ (7,072)         $ (6,463)   $ (3,516)
Operating loss            (9,398)     (9,940)           (6,463)     (3,516)
Loss before
  extraordinary items     (6,898)     (8,140)           (5,484)     (1,516)
Net loss                  (6,898)     (8,140)           (5,484)     (7,072)

Balance Sheet Data
(in thousands):


Current assets        $  164,197                    $  186,589
Non-current assets     1,411,924                     2,178,339
Current liabilities       28,208                        22,498
Non-current
  liabilities            391,659                     1,670,528
Shareholders' equity   1,156,254                       671,902

                                 Combined
                          Subsidiary Guarantors
                          March 31,    March 31,
                            1998         1997
Operating Statement
Data (in thousands):

Net revenue            $ 142,664    $ 88,828
Equity in earnings
  of subsidiaries          -           -
Operating income           7,495       8,260
Loss before
  extraordinary items     (6,463)     (3,516)
Net loss                  (6,463)     (3,516)

Balance Sheet Data
(in thousands):

Current assets       $   160,843
Non-current assets     2,426,078
Current liabilities       64,053
Non-current
  liabilities          1,366,614
Shareholders' equity   1,156,254

                 JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   LIQUID YIELD OPTION NOTES

     In February 1998, the Company issued 4 3/4% Liquid Yield Option Notes due 2018 (the "1998 LYONs") in the aggregate principal amount at maturity of $426.9 million. Each 1998 LYON had an issue price of $391.06 and a principal amount at maturity of $1,000.00. The 1998 LYONs are convertible, at the option of the holder, at any time on or prior to maturity, into common stock at a conversion rate of 6.245 shares per each 1998 LYON, for an aggregate of approximately 2.7 million shares of common stock. Net proceeds from the issuance of the 1998 LYONs were $161.9 million.


6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") for the first quarter of 1998 and 1997 are computed by dividing net loss by the weighted average number of common shares outstanding for each period. The Company's 1996 Liquid Yield Option Notes and 1998 LYONs (collectively, the "LYONs") can be converted into approximately 6.2 million shares of common stock at the option of the holder. The effect of the Company's LYONs, warrants, stock options and other dilutive securities have not been included in the calculation of diluted EPS because they are antidilutive due to net losses for the quarters ended March 31, 1998 and 1997.


7.   RECENT PRONOUNCEMENTS

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires the reporting of comprehensive income in financial statements by all entities that provide a full set of financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. The statement only deals with reporting and display issues. It does not consider recognition or measurement issues.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides accounting guidance for reporting information about operating segments in annual financial statements and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended December 31, 1998 and will be required for interim periods in 1999. The Company is currently evaluating the impact SFAS 131 will have on its financial statements, if any.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with the financial statements beginning on page 3.

This report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act. When used in this report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the matters discussed in this report generally. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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


LIQUIDITY AND CAPITAL RESOURCES

Recent liquidity needs have been driven by the Company's acquisition strategy. The Company's acquisitions since 1996 have been financed with funds raised through a combination of debt and equity instruments. An important factor in management's financing decisions includes maintenance of leverage ratios consistent with their long-term growth strategy. The Company currently has cash on hand and additional borrowing capacity to finance the Company's pending acquisitions, with financing available to pursue other acquisitions.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Based upon current levels of the Company's operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations, administrative expenses and debt service.

Financing Activities

Cash provided by financing activities for the first quarter of 1998 was $358.4 million compared to $26.3 million for the first quarter of 1997. The change between years is due primarily to funds raised in the first quarter of 1998 for the acquisition of radio stations and broadcasting related service companies.

Credit Facilities

The Company has a $1.15 billion credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provides loans to the Company in two components: (i) a reducing revolving credit facility (the "Revolving Credit Facility") of up to $750 million under which the aggregate commitments will reduce on a semi-annual basis commencing in June 2000; and (ii) a $400 million amortizing term loan (the "Term Loan")that would reduce on a semi-annual basis commencing in December 1999. The Term Loan and the Revolving
Credit Facility expire on December 31, 2004. Amounts repaid or prepaid under the Term Loan may not be reborrowed. The Credit Facility bears interest at a rate that fluctuates, with an applicable margin ranging from 0.00% to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended
(the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At May 1, 1998, the average interest rate on Credit Facility borrowings was 6.57%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

As of May 1, 1998, the Company had $400.0 million of outstanding indebtedness under the Term Loan and available borrowings of $750.0 million.

Debt and Equity Offerings

In February 1998, the Company completed offerings of 5.1 million shares of common stock, 8% Senior Subordinated Notes due 2010, and 4 3/4% Liquid Yield Option Notes (collectively the "February 1998 Offerings"). Net proceeds from the February 1998 Offerings were $525.0 million, of which $197.5 million was used to pay off the then outstanding balance of the Revolving Credit Facility. The remaining proceeds are currently held in short-term highly liquid securities.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Investing Activities

Cash flows used for investing activities were $63.1 million for the first quarter of 1998 as compared to $96.6 million for the first quarter of 1997. The variations from year to year are related to station acquisition activity, as described below, as well as the sale of the Company's investment in the News Corp. Warrants.

Completed Acquisitions and Dispositions

During the first quarter of 1998, the Company completed the following: acquisitions of ten radio stations in six broadcast areas; one like-kind exchange, whereby the Company exchanged four stations in one broadcast area for six stations in another broadcast area; the disposition of one station, and; acquisitions of four broadcasting related businesses. The Company paid cash consideration for the above transactions of approximately $27.9 million in the first quarter of 1998, in addition to approximately $17.3 million placed in escrow in 1997, and received cash consideration of approximately $0.1 million for the sale of one station. The acquisitions were funded through borrowings under the Credit Facility.

Acquisitions and Dispositions Completed Subsequent to March 31, 1998

Through May 1, 1998, the Company completed acquisitions of two radio stations in two broadcast areas for $3.5 million in cash. The Company also completed the sale of the FCC licenses and substantially all of the broadcast assets of two radio stations in one broadcast area for approximately $0.2 million in cash.

Pending Acquisitions and Dispositions

In December 1997, the Company entered into a binding agreement to purchase the assets of Nationwide Communications, Inc.'s 17 radio stations (the "Nationwide Transaction") for $620.0 million, of which $30.0 million was placed in escrow in 1997. The stations are located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland, and Columbus. The Company anticipates this transaction will close in the third quarter of 1998.

In February 1998, the Company entered into a binding agreement with Smith Broadcasting, Inc. to purchase a construction permit for a new
FM radio station in Vancouver, Washington for approximately $20.8 million in cash, all of which was paid in escrow in 1998.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

The Company has also entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 17 stations in seven of the Company's existing broadcast areas and in seven new broadcast areas for a total purchase price of approximately $75.3 million, of which $5.6 million has already been paid in escrow through May 1, 1998, and to exchange the assets of one station for another station in one broadcast area.

The Company will finance its pending acquisitions from a combination of the net proceeds from the February 1998 Offerings and borrowings under the Revolving Credit Facility. The Company anticipates after financing all pending acquisitions, available borrowings under the Revolving Credit Facility will be approximately $480.0 million. Additionally, the Company has signed a letter of intent to sell two radio stations in the San Diego broadcast area for $65.2 million upon the consummation of the Nationwide Transaction.

In May 1998, the Company filed an omnibus shelf registration statement with the Securities and Exchange Commission to register the possible future issuance of up to $500 million of additional equity and/or debt securities.

The issuance of additional debt would negatively impact the Company's debt-to-equity ratio and its results of operations and cash flows due to higher amounts of interest expense. Any issuance of additional equity would soften this impact to some extent.

Capital Expenditures

The Company had capital expenditures of $4.8 million and $4.9 million for the quarters ended March 31, 1998 and 1997, respectively. The Company's capital expenditures consist primarily of purchases related to the Company's ongoing strategic technology plan, broadcasting equipment and tower upgrades.

Operating Activities

For the quarter ended March 31, 1998, cash flow provided by operating activities was $19.4 million, as compared to $4.5 million for the quarter ended March 31, 1997. The change is primarily due to an increase in operating income related to acquisitions.

RESULTS OF OPERATIONS

The Quarter Ended March 31, 1998 Compared to The Quarter Ended
March 31, 1997

Broadcast revenue for the first quarter of 1998 was $159.2 million, an increase of $59.0 million or 58.9% from $100.2 million during the same quarter of 1997. This increase resulted primarily from the revenue generated at those properties owned or operated during the first quarter of 1998 but not during the comparable 1997 period, including revenues generated from commercial broadcast time received and rights fees from syndicated programming. On a "same station" basis - reflecting results from stations operated in the first quarter of both 1998 and 1997 - broadcast revenue for 1998 was $100.4 million, an increase of $10.3 million or 11.4% from $90.1 million for 1997.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Agency commissions for the first quarter of 1998 were $17.2 million, an increase of $5.9 million or 52.2% from $11.3 million during the first quarter of 1997 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for the first quarter of 1998 were $11.3 million, an increase of $1.1 million or 10.8% from $10.2 million for the first quarter of 1997.

Broadcast operating expenses for the first quarter of 1998 were $107.4 million, an increase of $40.1 million or 59.6% from $67.3 million during the comparable period of 1997. These expenses increased primarily as a result of expenses incurred at those properties, including broadcast related service businesses, owned or operated during the first quarter of 1998 but not during the comparable period of 1997. On a "same station" basis, broadcast operating expenses for the first quarter of 1998 were $66.2 million, an increase of $5.4 million or 8.9% from $60.8 million for the comparable period of 1997.

Depreciation and amortization for the first quarter of 1998 and 1997 was $27.5 million and $13.4 million, respectively. The increase was due to acquisitions during 1997 and the first quarter of 1998.

Operating income for the first quarter of 1998 was $3.6 million, a decrease of $1.8 million or 33.3% from an operating income of $5.4 million for the same period of 1997. The decrease in operating income is primarily the result of increased amortization and depreciation expense due to acquisitions made at various dates in 1997 and 1998.

Interest expense for the first quarter of 1998 was $24.0 million, an increase of $6.8 million or 39.5% from $17.2 million for the comparable period in 1997. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

The gain on the sale of assets in the first quarter of 1997 resulted from the sale of the Company's investment in News Corp. Warrants in February 1997.

Income tax benefit was $11.0 million for the first quarter of 1998 and $4.1 million for the first quarter of 1997.

The Company recognized an extraordinary loss of $5.6 million, net of income tax credit, in 1997 related to the write off of debt financing costs due to significant amendments to the Company's Credit Facility.

Net loss for the first quarter of 1998 was $6.9 million, compared to net loss of $8.1 million reported by the Company for the comparable period in 1997.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Year 2000 Computer System Compliance

The Year 2000 issue ("Y2K") is the result of computer programs written with date sensitive codes that contain two digits (rather than four) to define the year. As the year 2000 approaches, certain computer systems may be unable to accurately process certain date-based information as the program may interpret the year 2000 as 1900.

The Company has substantially completed a Y2K assessment inventory of its computer, broadcast and environmental systems. Additionally, the Company purchased an enterprise license for Y2K compliance testing and repair software. The software has been distributed throughout the Company's locations, where it will be used to assess and repair
PC based hardware for Y2K compliance. The Company has also begun a process of requesting Y2K compliance certificates from the appropriate vendors and is instituting policies to ascertain that all future purchases of equipment are Y2K compliant.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits.

Number    Description                                             Page

4.1       Indenture dated as of February 9, 1998 among Jacor
          Communications, Inc. ("Jacor"), Jacor Communications
          Company ("JCC"), the Subsidiary Guarantors named
          therein and the Bank of New York for JCC's 8% Senior
          Subordinated Notes due 2010 and Jacor's and the
          Subsidiary Guarantors Guaranty thereof.  Incorporated
          by reference to Exhibit 4.20 of the Company's Form
          S-3 Registration Statement, File No. 333-51489.           *

4.2       Indenture dated as of February 9, 1998 between Jacor
          and  the  Bank  of  New York for Jacor's  Liquid  Yield
          Option Notes due 2018.   Incorporated by reference to
          Exhibit 4.21 of the Company's Form S-3 Registration
          Statement, File No. 333-51489.                            *


27             Financial Data Schedule                              21
___________

*    Incorporated by reference.


(b)  Reports on Form 8-K


     1.   Form  8-K  dated  January  5,  1998.   This  Form   8-K
          described the Company's entering into of a definitive agreement to purchase the assets of 17 radio stations from Nationwide Communications, Inc. and its affiliated entities for a purchase price of $620.0 million. This Form 8-K was subsequently amended in a January 21, 1998 filing with the Commission to include the historical audited financial statements of Nationwide Communications for the nine months ended September 30, 1997 and the unaudited pro forma financial statements reflecting the financial statement effect of such acquisition on the Company. The January 21, 1998 amendment also disclosed the Company's filing of its preliminary prospectus supplements relating to its proposed public offerings of common stock, liquid yield option notes and senior subordinated notes. This Form 8-K was again amended on April 30, 1998 to include the historical audited financial statements of Nationwide Communications for the year ended December 31, 1997 and the unaudited pro forma financial statements reflecting the financial statement effect of such acquisition on the Company.

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


                  JACOR COMMUNICATIONS, INC.
                         (Registrant)





DATED:  May 14, 1998          BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                           EXHIBIT 27

                    Financial Data Schedule
           for the three months ended March 31, 1998

Fiscal-Year-End                              December 31, 1998
Period-End                                   March 31, 1998
Item   Description                                       Amount
(1)
Cash and cash items                                      343,439
Marketable securities                                       -
Notes and accounts receivable-trade                      135,552
Allowances for doubtful accounts                           6,702
Inventory                                                   -
Total current assets                                     511,629
Property, plant and equipment                            249,371
Accumulated depreciation                                  36,973
Total       assets                                      2,965,039
Total current liabilities                                114,759
Bonds, mortgages and similar debt                      1,234,462
Preferred stock-mandatory redemption                        -
Preferred stock-no mandatory redemption                     -
Common stock                                                 509
Other stockholders' equity                             1,155,745
Total liabilities and stockholders' equity             2,965,039
Net sales of tangible products                              -
Total revenues                                           159,192
Cost of tangible goods sold                                 -
Total costs and expenses applicable to
  sale and revenues                                      124,517
Other costs and expenses                                  31,094
Provision for doubtful accounts and notes                    507
Interest and amortization of debt discount                23,958
Income before taxes and other items                      (17,898)
Income tax expense                                       (11,000)
Income/loss continuing operations                         (6,898)
Discontinued operations                                     -
Extraordinary items                                         -
Cumulative effect - changes in accounting
  principles                                                -
Net income                                                (6,898)
Earnings per share - primary                                (.14)
Earnings per share - fully diluted                          (.14)


(1) Dollars in thousands except per share amounts.