Form 10-Q
period 1998-06-30
JACOR COMMUNICATIONS INC
filed 1998-08-14
CIK 702808

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1998

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



At August 5, 1998, 50,958,860 shares of common stock were outstanding.

                  JACOR COMMUNICATIONS, INC.

                             INDEX



                                                         Page
                                                        Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 1998 and December 31,
            1997                                          3

          Condensed Consolidated Statements of
            Operations and Comprehensive Income
            for the three months and six months
            ended June 30, 1998 and 1997                  4

          Condensed Consolidated Statements of
            Cash Flows for the six months ended
            June 30, 1998 and 1997                        6

          Notes to Condensed Consolidated Financial
            Statements                                    7



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                14


PART II. Other Information

     Item 4. - Submission of Matters to Vote of
               Security Holders                          22

     Item 5. - Other Information                         23

     Item 6. - Exhibits and Reports on Form 8-K          23

     Signatures                                          25

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)
                             (UNAUDITED)

                                                June 30,          December 31,
                                                  1998                1997

                     ASSETS
Current assets:
  Cash and cash equivalents                   $   314,842         $ 28,724
  Accounts receivable, less allowance for
    doubtful accounts of $7,676 in 1998
    and $6,195 in 1997                            162,991          135,073
  Prepaid expenses and other                       45,083           33,790
            Total current assets                  522,916          197,587

Property and equipment, net                       216,777          206,809
Intangible assets, net                          2,144,639        2,128,718
Other assets                                       86,730           68,764

            Total assets                      $ 2,971,062       $2,601,878

                     LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses
    and other current liabilities             $   105,610       $  118,249
            Total current liabilities             105,610          118,249

Long-term debt                                    939,555          987,500
Liquid Yield Option Notes                         298,628          125,300
Deferred tax liability                            343,184          338,867
Other liabilities                                 117,874          115,611

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and unissued
   4,000,000 shares                                  -                -
Common stock, $0.01 par value; authorized
   100,000,000 shares, issued and outstanding
   shares: 50,936,410 in 1998 and 45,689,677
   in 1997                                            510              457
Additional paid-in capital                      1,114,769          863,086
Common stock warrants                              31,500           31,500
Retained earnings                                  19,432           21,308

            Total shareholders' equity          1,166,211          916,351

            Total liabilities and
              shareholders' equity            $ 2,971,062       $2,601,878



                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 for the three months and six months ended June 30, 1998 and 1997
              (in thousands, except per share amounts)
                           (UNAUDITED)


                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                  1998        1997         1998        1997

Broadcast revenue              $ 207,101    $ 151,803    $ 366,293  $251,956
  Less agency commissions         23,265       16,250       40,429    27,575

     Net revenue                 183,836      135,553      325,864   224,381

Broadcast operating expenses     120,747       90,474      228,100   157,779
Depreciation and amortization     28,833       17,828       56,283    31,197
Corporate general and
  administrative expenses          4,242        3,072        7,786     5,834
Non-cash compensation                288         -             388      -

     Operating income             29,726       24,179       33,307    29,571

Interest expense                 (25,079)     (22,211)     (49,037)  (39,387)
Gain on sale of assets              -           6,106         -       10,801
Other income, net                  6,275        2,371        8,754     2,776

   Income (loss) before income
    taxes and extraordinary loss  10,922       10,445       (6,976)    3,761
Income tax (expense) benefit      (5,900)      (6,300)       5,100    (2,200)

    Income (loss) before
     extraordinary loss            5,022        4,145       (1,876)    1,561

Extraordinary loss, net
  of income tax benefit             -            -            -       (5,556)

   Net income (loss)               5,022        4,145       (1,876)   (3,995)

Reclassification adjustment
  for gains included
  in net income                     -          (3,689)        -         -
Other comprehensive income,
  net of tax                        -          (3,689)        -         -

   Comprehensive income (loss) $   5,022    $     456    $  (1,876) $ (3,995)






                             (Continued)


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 for the three months and six months ended June 30, 1998 and 1997
              (in thousands, except per share amounts)
                           (UNAUDITED)





                                 Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                  1998        1997         1998        1997

Basic net income (loss) per
  common share:

  Before extraordinary loss     $ 0.10        $ 0.11       $(0.04)    $ 0.04
  Extraordinary loss               -             -            -        (0.15)

    Net income (loss) per
    common share                $ 0.10        $ 0.11       $(0.04)    $(0.11)

Number of common shares used
  in basic calculation          50,895        38,968       49,696     35,791

Diluted net income (loss) per
  common share:

  Before extraordinary loss     $ 0.09        $ 0.10       $(0.04)    $ 0.04
  Extraordinary loss               -             -            -        (0.15)

    Net income (loss) per
    common share                $ 0.09        $ 0.10       $(0.04)    $(0.11)

Number of common shares used
  in diluted calculation        54,892        40,686       49,696     37,460








             The accompanying notes are an integral
    part of the condensed consolidated financial statements.


             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the six months ended June 30, 1998 and 1997
                           (in thousands)
                             (UNAUDITED)



                                                         1998         1997
     Cash flows from operating activities:

       Net cash provided by operating activities       $ 14,521     $  4,829
     Cash flows from investing activities:
       Deposits paid on broadcast properties             (4,730)     (22,900)
       Capital expenditures                             (13,160)      (6,057)
       Cash paid for acquisitions                       (68,578)    (456,014)
       Proceeds from sale of investments                   -          73,813
       Proceeds from sale of radio stations                -          16,000

       Net cash used by investing activities           ( 86,468)    (395,158)

     Cash flows from financing activities:
       Issuance of long-term debt                       149,539      411,000
       Issuance of LYONs                                166,950         -
       Issuance of common stock                         247,412      247,054
       Repayment of long-term debt                     (197,500)    (310,200)
       Payment of finance costs                          (8,336)      (6,484)
       Other                                               -             787

       Net cash provided by financing activities        358,065      342,157

     Net increase (decrease) in cash and
       cash equivalents                                 286,118      (48,172)
     Cash and cash equivalents at
       beginning of period                               28,724       78,137

     Cash and cash equivalents at end of period        $314,842     $ 29,965


     Supplemental schedule of non-cash investing and financing activities:

     Common stock issued in acquisitions                   -        $158,475
     Warrants issued in acquisitions                       -           5,000
      Liabilities assumed in acquisitions              $  2,687       36,851
     Fair value of assets exchanged, excluding
       cash paid or received                             70,000      165,000






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

2.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions and Dispositions

     First Quarter Transactions

     In the first three months of 1998, the Company completed acquisitions of ten stations in three existing and two new broadcast areas for a purchase price of approximately $33.6 million in cash, of which approximately $17.3 million was placed in escrow in 1997. The Company also disposed of one station in Columbus, Ohio for $0.1 million and completed a like-kind exchange of broadcast properties, exchanging four stations in Kansas City, Missouri for six stations in Dayton, Ohio.

     April Transactions

     The Company acquired KYSY-FM (formerly KMXD-FM) in Ankeny, Iowa from V.O.B. Incorporated for $3.0 million in cash.

     The Company acquired WIZE-AM in Springfield, Ohio from Staggs Broadcasting for approximately $0.5 million in cash.

     The Company sold WLOC-AM and WMCC-FM in Munfordville, Kentucky for approximately $0.2 million in cash.

     May Transactions

     The Company acquired KLOO-AM and KLOO-FM in Corvallis, Oregon from Oregon Trail Productions for $2.5 million in cash.

     The Company acquired a construction permit for KXMX-FM in Vancouver, Washington from Smith Broadcasting, Inc. ("Smith") for approximately $2.2 million in cash. The Company also paid approximately $18.4 million in cash to Smith for the withdrawal of competing applicants applications for the construction permit.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







2.   ACQUISITIONS AND DISPOSITIONS, Continued

     June Transactions

     The Company acquired KWLW-AM (formerly KFAM-AM) in North Salt Lake City, Utah from General Broadcasting for $1.2 million in cash.

     Completed Broadcasting Services Acquisitions

     In the first six months of 1998, the Company completed acquisitions of two broadcasting service companies and the assets of three other broadcasting service companies for a purchase price of approximately $12.7 million in cash, a note payable of approximately $0.8 million, plus additional contingent consideration of up to $1.6 million payable over three years.

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

                                            Pro forma (Unaudited)
                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 1998          1997        1998        1997

     Net revenue               $184,006     $156,448     $327,965    $285,207

     Net income (loss) before
       extraordinary items     $  4,992     $  5,545     $ (2,032)  $     245

     Diluted net income (loss)
       per common share before
       extraordinary items     $   0.09     $   0.01     $  (0.04)  $    0.00


     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   ACQUISITIONS AND DISPOSITIONS, Continued

     Radio Station Acquisitions and Dispositions Completed Subsequent to June 30, 1998

     In August 1998, the Company completed the acquisition of the assets of Nationwide Communication Inc.'s 17 radio stations (the "Nationwide Transaction"), located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland, and Columbus. Simultaneously with the Nationwide Transaction, the Company also completed the following: i) a multiple station swap with CBS Corporation (the "CBS Transaction") with the Company receiving one station each in Baltimore and San Jose, and two stations in St. Louis in exchange for three stations in Columbus; ii) the swap of one station in Cleveland with Capstar for one station in Pittsburgh; iii) the sale of one station in Columbus to Blue Chip Broadcasting; and iv) the sale of two stations in San Diego to Heftel Broadcasting Corporation. Net cash paid for the above transactions was approximately $525 million, excluding $30 million placed in escrow in 1997.

     The Company has also completed the acquisitions of seven radio stations in one existing and three new broadcast areas for $48.5 million in cash, of which $1.5 million was placed in escrow in 1997.

     Pending Radio Station Acquisitions and Dispositions

     In conjunction with the CBS Transaction, the Company has entered into a like-kind exchange agreement to obtain one station each in Baltimore and San Jose for two stations in Minneapolis acquired in the Nationwide Transaction.

     The Company has also entered into agreements to acquire 17 radio stations in six existing and seven new broadcast areas for approximately $41.8 million in cash, of which approximately $5.3 million has been placed in escrow, and to exchange the assets of one station for another station in the same broadcast area.

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


4.   ISSUANCE OF SUBORDINATED NOTES

     In February 1998, the Company issued 8% Senior Subordinated Notes (the "8% Notes") in the aggregate principal amount at maturity of $120.0 million. Net proceeds to the Company were $117.1 million. The 8% Notes will mature on February 15, 2010. Interest on the 8% Notes is payable semi-annually. The 8% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003. The redemption prices commence at 104.00% and are reduced by .80% annually until February 15, 2008 when the redemption price is 100%.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







4.   ISSUANCE OF SUBORDINATED NOTES, Continued

     The 8% Notes and the previously issued 10 1/8% Notes, 9 3/4% Notes, and 8 3/4% Notes are obligations of Jacor Communications Company ("JCC"), and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC and the Subsidiary Guarantors constitute all of the wholly owned direct or indirect subsidiaries of Jacor and JCC, and JCC is the sole direct subsidiary of Jacor. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. JCC's credit facility and the terms of the indentures governing the 8% Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.

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

     Summarized financial information with respect to Jacor, JCC and with respect to the Subsidiary Guarantors on a combined basis as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 is as follows:

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







4.   ISSUANCE OF SUBORDINATED NOTES, Continued

                                 Jacor                _________JCC__________
                         June 30,     June 30,        June 30,      June 30,
                          1998         1997             1998          1997
Operating Statement
Data (in thousands):

Net revenue                 -         -                  -             -
Equity in earnings
  of subsidiaries      $     445    $ (1,406)         $ (1,909)    $ (1,527)
Operating loss            (8,276)     (7,495)           (1,909)      (1,527)
(Loss) income before
  extraordinary items     (1,876)     (3,995)              445        4,150
Net loss                  (1,876)     (3,995)              445       (1,406)

Balance Sheet Data
(in thousands):


Current assets        $  166,433                    $  168,301
Non-current assets     1,418,934                     2,194,369
Current liabilities       23,804                        13,852
Non-current
  liabilities            395,352                     1,676,471
Shareholders' equity   1,166,211                       672,347

                                 Combined
                          Subsidiary Guarantors
                           June 30,    June 30,
                            1998         1997
Operating Statement
Data (in thousands):

Net revenue              $325,864    $224,381
Equity in earnings
  of subsidiaries            -           -
Operating income           42,028      35,660
Loss before
  extraordinary items      (1,909)     (1,527)
Net loss                   (1,909)     (1,527)

Balance Sheet Data
(in thousands):

Current assets         $  188,182
Non-current assets      2,412,129
Current liabilities        67,954
Non-current
  liabilities           1,366,146
Shareholders' equity    1,166,211

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


6.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for income before extraordinary items for the three months and six months ended June 30, 1998 and 1997 (in thousands except per share amounts):

                               Three Months Ended       Six Months Ended
                                1998        1997        1998        1997

     Net income               $ 5,022     $ 4,145     $(1,876)    $ 1,561

     Weighted average
       shares - basic          50,895      38,968      49,696      35,791

     Effect of dilutive
       securities:

       Stock options            1,256       1,418        -          1,369
       Warrants                 2,363        -           -           -
       Other                      378         300        -            300

     Weighted average
       shares - diluted        54,892      40,686      49,696      37,460

     Basic EPS                 $ 0.10      $ 0.11      $(0.04)     $ 0.04

     Diluted EPS               $ 0.09      $ 0.10      $(0.04)     $ 0.04

     The Company's 1996 Liquid Yield Option Notes and 1998 LYONs (collectively, the "LYONs") can be converted into approximately
     6.2 million shares of common stock at the option of the holder. Assuming conversion of the LYONs for the three and six months ended June 30, 1998 and 1997 would result in an increase in per share amounts, therefore the LYONs are not included in the computation of diluted EPS.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









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

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides accounting guidance for reporting information about operating segments in annual financial statements and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended December 31, 1998 and will be required for interim periods in 1999. The Company is currently evaluating the impact SFAS 131 will have on its financial statements, if any.

     In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no derivative instruments or hedging activities.

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


LIQUIDITY AND CAPITAL RESOURCES

Recent liquidity needs have been driven by the Company's acquisition strategy. The Company's acquisitions since 1996 have been financed with funds raised through a combination of debt and equity instruments. An important factor in management's financing decisions includes maintenance of leverage ratios consistent with their long-term growth strategy. The Company currently has borrowing capacity to finance the Company's pending acquisitions and to pursue other acquisitions.

Based upon current levels of the Company's operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations, administrative expenses and debt service.

Financing Activities

Cash provided by financing activities for the first six months of 1998 was $358.1 million compared to $342.2 million for the first six months of 1997.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








LIQUIDITY AND CAPITAL RESOURCES, Continued


Credit Facilities

The Company has a $1.15 billion credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provides loans to the Company in two components: (i) a reducing revolving credit facility (the "Revolving Credit Facility") of up to $750 million under which the aggregate commitments will reduce on a semi-annual basis commencing in June 2000; and (ii) a $400 million amortizing term loan (the "Term Loan")that would reduce on a semi-annual basis commencing in December 1999. The Term Loan and the Revolving Credit Facility expire on December 31, 2004. Amounts repaid or prepaid under the Term Loan may not be reborrowed. The Credit Facility bears interest at a rate that fluctuates, with an applicable margin ranging from 0.00% to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended (the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At August 10, 1998, the average interest rate on Credit Facility borrowings was 6.56%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

As of August 10, 1998, the Company had $400.0 million of outstanding indebtedness under the Term Loan, $290.0 million of outstanding indebtedness under the Revolving Credit Facility, and available borrowings of $460.0 million.

Debt and Equity Offerings

In February 1998, the Company completed offerings of 5.1 million shares of common stock, 8% Senior Subordinated Notes due 2010, and 4 3/4% Liquid Yield Option Notes (collectively the "February 1998 Offerings"). Net proceeds from the February 1998 Offerings were $525.0 million, of which $197.5 million was used to pay off the then outstanding balance of the Revolving Credit Facility. The remaining proceeds were utilized in the Nationwide Transaction (See Acquisitions and Dispositions Completed Subsequent to June 30, 1998).

Investing Activities

Cash flows used for investing activities were $86.5 million for the first six months of 1998 as compared to $395.2 million for the first six months of 1997. The variations from year to year are related to station acquisition activity, as described below, as well as the sale of the Company's investments in the News Corp. Warrants and Paxson Communications Corporation stock and station dispositions.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





LIQUIDITY AND CAPITAL RESOURCES, Continued

Completed Acquisitions and Dispositions

During the first six months of 1998, the Company completed the following: acquisitions of 16 radio stations in four existing and five new broadcast areas; one like-kind exchange, whereby the Company exchanged four stations in one broadcast area for six stations in another broadcast area; the disposition of three stations, and; acquisitions of two and the assets of three broadcasting related businesses. The Company paid cash consideration for the above transactions of approximately $68.6 million in the first six months of 1998, in addition to approximately $17.3 million placed in escrow in 1997, and received cash consideration of approximately $0.3 million for the sale of three stations. The acquisitions were funded through borrowings under the Credit Facility.

Acquisitions and Dispositions Completed Subsequent to June 30, 1998

In August 1998, the Company completed the acquisition of the assets of Nationwide Communication Inc.'s 17 radio stations (the "Nationwide Transaction"), located in Dallas, Houston, Minneapolis, Phoenix, Baltimore, San Diego, Cleveland, and Columbus. Simultaneously with the Nationwide Transaction, the Company also completed the following:
i) a multiple station swap with CBS Corporation (the "CBS Transaction") with the Company receiving one station each in Baltimore and San Jose, and two stations in St. Louis in exchange for three stations in Columbus; ii) the swap of one station in Cleveland with Capstar for one station in Pittsburgh; iii) the sale of one station in Columbus to Blue Chip Broadcasting, and; iv) the sale of two stations in San Diego to Heftel Broadcasting Corporation. Net cash paid for the above transactions was approximately $525 million, excluding $30 million placed in escrow in 1997.

The Company also completed the acquisitions of seven radio stations in one existing and three new broadcast areas for $48.5 million in cash, of which $1.5 million was placed in escrow in 1997.

Pending Acquisitions and Dispositions

In conjunction with the CBS Transaction, the Company has entered into a like-kind exchange agreement to obtain one station each in Baltimore and San Jose for two stations in Minneapolis acquired in the Nationwide Transaction.

The Company has also entered into agreements to acquire 17 radio stations in six existing and seven new broadcast areas for approximately $41.8 million in cash, of which approximately $5.3 million has been placed in escrow and to exchange the assets of one station for another station in the same broadcast area.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES









LIQUIDITY AND CAPITAL RESOURCES, Continued


The Company will finance its pending acquisitions from borrowings under the Revolving Credit Facility. The Company anticipates after financing all pending acquisitions, available borrowings under the Revolving Credit Facility will be approximately $420.0 million.

In May 1998, the Company filed an omnibus shelf registration statement with the Securities and Exchange Commission for the possible future registration and issuance of up to $500 million of additional equity and/or debt securities.

The issuance of additional debt would negatively impact the Company's debt-to-equity ratio and its results of operations and cash flows due to higher amounts of interest expense. Any issuance of additional equity would soften this impact to some extent.

Capital Expenditures

The Company had capital expenditures of $13.2 million and $6.1 million for the quarters ended June 30, 1998 and 1997, respectively. The Company's capital expenditures consist primarily of broadcasting equipment, tower upgrades, and purchases related to the Company's plan to upgrade business, programming, and connectivity technology.


Operating Activities

For the six months ended June 30, 1998, cash flow provided by operating activities was $14.5 million, as compared to $4.8 million for the six months ended June 30, 1997. The change is primarily due to an increase in operating income related to acquisitions.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS

The Six Months Ended June 30, 1998 Compared to the Six Months Ended
June 30, 1997

Broadcast revenue for the first six months of 1998 was $366.3 million, an increase of $114.3 million or 45.4% from $252.0 million during the first six months of 1997. This increase resulted primarily from the revenue generated at those properties owned or operated during the first six months of 1998 but not during the comparable 1997 period, including revenues generated from commercial broadcast time received and rights fees from syndicated programming. On a "same station" basis - reflecting results from stations operated in the first six months of both 1998 and 1997 - broadcast revenue for 1998 was $232.0 million, an increase of $28.0 million or 13.7% from $204.0 million for 1997. This increase resulted primarily from favorable ratings and a strong advertising environment.

Agency commissions for the first six months of 1998 were $40.4 million, an increase of $12.8 million or 46.4% from $27.6 million during the first six months of 1997 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for the first six months of 1998 were $26.7 million, an increase of $3.0 million or 12.7% from $23.7 million for 1997 due to the increase in broadcast revenue.

Broadcast operating expenses for the first six months of 1998 were $228.1 million, an increase of $70.3 million or 44.6% from $157.8 million during the first six months of 1997. These expenses increased primarily as a result of expenses incurred at those properties owned or operated during the first six months of 1998 but not during the comparable 1997 period. On a "same station" basis, broadcast operating expenses for the first six months of 1998 were $138.5 million, an increase of $12.8 million or 10.2% from $125.7 million for the first six months of 1997. This increase resulted primarily from increased selling and promotion costs.

Depreciation and amortization for the first six months of 1998 and 1997 was $56.3 million and $31.2 million, respectively. This increase was due to acquisitions in the last six months of 1997 and the first six months of 1998.

Operating income for the first six months of 1998 was $33.3 million, an increase of $3.7 million or 12.5% from an operating income of $29.6 million for the first six months of 1997.

Interest expense in the first six months of 1998 was $49.0 million, an increase of $9.6 million from $39.4 million in the first six months of 1997. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS, Continued

The gain on the sale of assets in 1997 resulted from the sale of the Company's investment in News Corp. Warrants in February 1997 and in Paxson Communications Corporation ("Paxson") stock in May 1997.

Income tax benefit was $5.1 million for the first six months of 1998 and income tax expense for the first six months of 1997 was $2.2 million. The effective tax rate increased in the first six months of 1998 due to an increase in non-deductible goodwill resulting from acquisitions.

In the first six months of 1997 the Company recognized an extraordinary loss of approximately $5.6 million, net of income tax credit, related to the write off of debt financing costs.

Net loss for the first six months of 1998 was $1.9 million, compared to net loss of $4.0 million reported by the Company for the first six months of 1997.


The Quarter Ended June 30, 1998 Compared to The Quarter Ended June 30, 1997

Broadcast revenue for the second quarter of 1998 was $207.1 million, an increase of $55.3 million or 36.4% from $151.8 million during the same quarter of 1997. This increase resulted primarily from the revenue generated at those properties owned or operated during the second quarter of 1998 but not during the comparable 1997 period, including revenues generated from commercial broadcast time received and rights fees from syndicated programming. On a "same station" basis - reflecting results from stations operated since January 1, 1997 - broadcast revenue for 1998 was $131.6 million, an increase of $17.6 million or 15.4% from $114.0 million for 1997.

Agency commissions for the second quarter of 1998 were $23.3 million, an increase of $7.0 million or 42.9% from $16.3 million during the second quarter of 1997 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for the second quarter of 1998 were $15.4 million, an increase of $1.9 million or 14.1% from $13.5 million for the second quarter of 1997.

Broadcast operating expenses for the second quarter of 1998 were $120.7 million, an increase of $30.2 million or 33.4% from $90.5 million during the comparable period of 1997. These expenses increased primarily as a result of expenses incurred at those properties, including broadcast related service businesses, owned or operated during the second quarter of 1998 but not during the comparable period of 1997. On a "same station" basis, broadcast operating expenses for the second quarter of 1998 were $72.3 million, an increase of $7.4 million or 11.4% from $64.9 million for the comparable period of 1997. This increase resulted primarily from increased selling and promotion costs.

Depreciation and amortization for the second quarter of 1998 and 1997 was $28.8 million and $17.8 million, respectively. The increase was due to acquisitions during the last six months of 1997 and the first six months of 1998.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS, Continued

Operating income for the second quarter of 1998 was $29.7 million, an increase of $5.5 million or 22.7% from an operating income of $24.2 million for the same period of 1997.

Interest expense for the second quarter of 1998 was $25.1 million, an increase of $2.9 million or 13.1% from $22.2 million for the comparable period in 1997. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

The gain on the sale of assets in the second quarter of 1997 resulted from the sale of the Company's investment in Paxson Communications Corporation stock in May 1997.

Income tax expense was $5.9 million for the second quarter of 1998 and $6.3 million for the second quarter of 1997.

Net income for the second quarter of 1998 was $5.0 million, compared to $4.1 million reported by the Company for the comparable period in 1997.

Year 2000 Computer System Compliance

The Year 2000 issue ("Y2K") is the result of computer programs written with date sensitive codes that contain two digits (rather than four) to define the year. As the year 2000 approaches, certain computer systems may be unable to accurately process certain date-based information as the program may interpret the year 2000 as 1900.

The Company has substantially completed a Y2K assessment inventory of its computer, broadcast and environmental systems. Additionally, the Company purchased an enterprise license for Y2K compliance testing and repair software. The software has been distributed throughout the Company's locations, where it has been used to assess and repair PC based hardware for Y2K compliance. The Company has also completed its process of requesting Y2K compliance certificates from its vendors and is currently reviewing responses received from vendors and resubmitting requests for compliance certificates from non-responsive vendors. The Company has instituted policies to ascertain that all future purchases of equipment are Y2K compliant.

The Company believes that its Y2K compliance issues will be resolved on a timely basis and that any related costs will not have a material impact on the Company's operations, cash flows or financial condition of future periods.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS, Continued


Recent Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 provides accounting guidance for reporting information about operating segments in annual financial statements and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended December 31, 1998 and will be required for interim periods in 1999. The Company is currently evaluating the impact SFAS 131 will have on its financial statements, if any.

In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no derivative instruments or hedging activities.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     PART II - OTHER INFORMATION




Item 4.  Submission of Matters to Vote of Security Holders

The Jacor Communications, Inc. Annual Meeting of Stockholders was held on May 20, 1998. At such meeting the stockholders were asked to vote upon (1) the election of directors, (2) a proposal to amend the Company's 1997 Long-Term Incentive Stock Plan to increase the number of shares of the Company's common stock and the number of incentive options issuable thereunder, and (3) a proposal to amend the Company's 1997 Long-Term Incentive Stock Plan to restrict the number of shares of restricted stock that may be granted to any participant in any calendar year.

The specific matters voted upon and the results of the voting were as follows:

(1) The Company's ten incumbent directors were re-elected to serve for an additional one year term expiring at the Company's 1999 Annual Meeting of Stockholders. The directors were elected as follows:

                                  Shares Voted        Shares
     Name of Director                "FOR"            Withheld

     John W. Alexander             45,595,091          135,126
     Peter C.B. Bynoe              45,598,191          132,026
     Rod F. Dammeyer               45,594,911          135,306
     F. Philip Handy               45,594,741          135,476
     Marc Lasry                    45,598,176          132,041
     Robert L. Lawrence            45,581,694          148,523
     Randy Michaels                45,592,756          137,461
     Sheli Z. Rosenberg            45,593,156          137,061
     Maggie Wilderotter            45,598,591          131,626
     Samuel Zell                   45,593,636          136,581


(2) The proposal to amend the Company's Long-Term Incentive Stock
    Plan to increase the number of shares of the Company's common stock and the number of incentive stock options issuable thereunder to 4,800,000 and 1,350,000, respectively:

          Shares Voted "FOR"       25,169,434
          Shares Voted "AGAINST"   16,667,893
          Shares "ABSTAINING"          39,947

(3) The proposal to amend the Company's 1997 Long-Term Incentive
    Stock Plan, to restrict the number of shares of restricted stock that may be granted to any participant in any calendar year to 100,000 shares:

          Shares Voted "FOR"       41,723,540
          Shares Voted "AGAINST"    3,985,895
          Shares "ABSTAINING"          20,782


Each proposal received more than the required votes necessary for approval by the Company's outstanding shares of common stock entitled to vote at the Annual Meeting and was thereby adopted.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     PART II - OTHER INFORMATION






Item 5.  Other Information

     During the second quarter of 1998, the Company's Board of Directors approved the Company's entering into change in control agreements with the Company's key management personnel. Because of the distractions and uncertainties inherent in any such situation, the Board determined that such agreements were in the best interests of the Company and its stockholders to secure the continued employment, dedication and efforts of these individuals. Copies of the change of control agreements entered into by the Company's executive officers are attached as exhibits to this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Numbe     Description                                           Page

10.1(+)   Change in Control Agreement dated as of June 12,
          1998 by and between Jacor Communications, Inc. and
          Randy Michaels *                                       26

10.2(+)   Change in Control Agreement dated as of June 12,
          1998 by and between Jacor Communications, Inc.
          and Martin R. Gausvik  **                              36

27        Financial Data Schedule                                46

___________


(+)  Management Contracts and Compensatory Arrangements.

* Identical agreements were also entered into as of June 12, 1998 between the Company and each of the following senior executive officers of the Company: Robert L. Lawrence, R. Christopher Weber, David H. Crowl, Thomas P. Owens, Jon M. Berry, Paul F. Solomon, John Hogan, Jerome L. Kersting, and Jay Meyers

** Identical agreements were also entered into as of June 12, 1998 between the Company and each of the following executive officers of the Company: Pamela C. Taylor, Nicholas J. Miller, William P. Suffa and Alfred Kenyon, III.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                     PART II - OTHER INFORMATION






(b)  Reports on Form 8-K

     The following Form 8-K/A was filed during the second quarter of 1998:

     On April 30, 1998, the Company amended its prior Form 8-K, originally dated January 5, 1998 and amended on January 21, 1998, relating to the Company's entering into of a definitive agreement to purchase the assets of 17 radio stations from Nationwide Communications, Inc. and its affiliated entities for a purchase price of $620.0 million. The Form 8-K/A dated April 30, 1998 was filed to include the historical audited financial statements of Nationwide Communications for the year ended
     December 31, 1997 and the unaudited pro forma financial statements reflecting the financial statement effect of such acquisition on the Company.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  August 14, 1998      BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

                                        EXHIBIT  10.1



                  CHANGE IN CONTROL AGREEMENT

     THIS AGREEMENT made as of the 12th day of June, 1998, by and between JACOR COMMUNICATIONS, INC. (the "Company") and Randy Michaels (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a Change in Control (as hereinafter defined) exists and that the occurrence of a Change in Control can result in significant distractions of its key management personnel because of the uncertainties inherent in such a situation;

     WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a Change in Control and to ensure his continued dedication and efforts in such event without undue concern for his personal, financial and employment security; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Company or a Subsidiary (as hereinafter defined), as the case may be, particularly in the event of a threat of or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event his employment is terminated as a result of, or in connection with, a Change in Control.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     1. Term of Agreement. This Agreement shall commence as of the 12th day of June, 1998, and shall continue in effect until June 12, 2004, provided, however, that commencing on June 12, 2004, and on each June 12th thereafter, the term of this Agreement shall automatically be extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least one (1) year prior thereto that the term of this Agreement shall not be so extended; provided, however, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of any Change in Control which occurs while this Agreement is in effect. Notwithstanding the foregoing provisions of this Section 1, if prior to a Change in Control the Executive ceases for any reason to be an employee of the Company or a Subsidiary, thereupon this Agreement shall, without further action by either the Company or the Executive, automatically terminate and be of no further force or effect.

     2.   Definitions.

     2.1  Base Amount; Bonus Amount.  For purposes of this Agreement,
          "Base Amount" shall mean the Executive's highest annual base salary (including all amounts of base salary that are deferred under any qualified and non-qualified employee benefit plans of the Company or any Subsidiary or under any other agreement or arrangement) during any one of the Company's three (3) immediately preceding fiscal years (including the fiscal year during which the Change in

Control occurs), provided that the base salary for the fiscal year during which the Change in Control occurs shall be calculated on an annualized basis if necessary. For purposes of this Agreement, "Bonus Amount" shall mean the Executive's target award under the Short Term Incentive Plan or other applicable Company bonus program for the full fiscal year immediately preceding the fiscal year during which the Change in Control occurs.

     2.2 Cause. For purposes of this Agreement, a termination for "Cause" shall mean a termination by the Company or a Subsidiary of Executive's employment after a Change in Control for any of the following reasons: (a) repeated gross negligence by the Executive in performing the reasonably assigned duties on behalf of the Company or a Subsidiary required by and in accordance with his employment by the Company or a Subsidiary, (b) the Executive's commission of a felony in the course of performing his duties on behalf of the Company or a Subsidiary, (c) the Executive's intentional and wrongful disclosure of any confidential information or trade secrets of the Company or a Subsidiary, or (d) the Executive's acting as a proprietor, partner, member, stockholder (other than an interest of less than five percent (5%) of the stock of a publicly held company), consultant, director, officer or employee in any business engaged in the radio broadcasting or syndication business in direct competition with the Company or a Subsidiary in any market, without the prior written consent of the Company. Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by the Executive after a Notice of Termination (as hereinafter defined) is given by the Executive shall constitute Cause for purposes of this Agreement. No act, or failure to act, on Executive's part shall be deemed to be "repeated" unless the Executive shall have received a written notice from the Chairman of the Board, Chief Executive Officer or President of the Company setting forth in detail the particulars of the act, or the failure to act, which the Company contends would constitute Cause when repeated and Executive then repeats such act or failure to act. Any act or failure to act on the Executive's part at the direction of an officer to whom Executive reports (directly or indirectly) or upon the advice of the Company's General Counsel shall not constitute "Cause."

     2.3 Change in Control. For purposes of this Agreement, a "Change in Control" shall mean the occurrence during the term of this Agreement of any of the following events:

          (a) An acquisition of any securities of the Company entitled generally to vote on the election of directors (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of thirty percent (30%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred,  Voting  Securities which are acquired  in  a  "Non-Control
Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (a) the Company or (b) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"), (2) the Company or any Subsidiary, or (3) Zell/Chilmark Fund L.P.

          (b) The individuals who, as of the date this Agreement is approved by the Board, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders or directors, of any new director was approved by a vote of at least a majority of the Incumbent Board, such new director shall, for purposes of the Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

           (c) A merger, consolidation or reorganization involving the Company (or the approval by the stockholders of the Company of a merger, consolidation or reorganization involving the Company), unless

               (1) the stockholders of the Company immediately before such merger, consolidation or reorganization, own (or will own), directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization, and

               (2) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute (or will constitute) at least a majority of the members of the board of directors of the Surviving Corporation;

         (d) Adoption of a plan of a complete liquidation or dissolution of the Company; or

         (e)   An agreement for the sale or other disposition of  all
or   substantially  all  of  the  assets  of  the  Company  and   its
Subsidiaries to any Person (other than a transfer to a Subsidiary).

     (f) Notwithstanding anything contained in this Agreement to the contrary, if the Executive's employment is terminated during the term of this Agreement and the Executive reasonably demonstrates that such termination (1) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party"), or (2) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of this Agreement, the date of a Change in Control with respect to the Executive shall mean the date immediately prior to the date of such termination of the Executive's employment.

     2.4 Disability. For purposes of this Agreement, "Disability" shall mean (1) a physical or mental infirmity which has been determined to be a total and permanent disability under and in accordance with the provisions of the Company's Long Term Disability Income Plan, or (2) in the event the Company does not maintain such plan at the time of the determination of the Executive's Disability or the Executive is not a participant in any such plan, a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties which continues for a period of at least one hundred eighty (180) consecutive days.

     2.5  Good Reason.

     (a) For purposes of this Agreement, a termination for "Good Reason" shall mean a termination by Executive of his employment with the Company or a Subsidiary as a result of the occurrence after a Change in Control of any of the events or conditions described in subsections (1) through (10) hereof:

               (1) a reduction by the Company or a Subsidiary in the Executive's base salary in effect immediately prior to the Change in Control or any failure to pay the Executive any compensation or benefits to which the Executive is entitled within five days of the due date or any failure to increase the Executive's base salary substantially at the same frequency and by the same percentage as applicable generally to the other officers of the Company;

      (2) the Company or a Subsidiary requires the Executive to be relocated anywhere in excess of thirty (30) miles of his present office location, except for required travel on the Company's or Subsidiary's business to an extent substantially consistent with his present business travel obligations;

     (3) a substantial increase, either as to frequency or time expended, in travel of the Executive relative to the discharge of the Executive's responsibilities to the Company or a Subsidiary;

    (4) a failure by the Company and its Subsidiaries to maintain plans providing compensation or benefits as beneficial in all material respects as those provided by any benefit or compensation plan, retirement or pension plan, stock option plan, bonus plan, long-term incentive plan, short-term incentive plan, life insurance plan, health and accident plan or disability plan in which the Executive is participating at the time of a Change in Control, or if the Company or any Subsidiary has taken any action which would materially adversely affect the Executive's participation in or materially reduce the Executive's benefits under any of such plans or deprive him of any material fringe benefit enjoyed by him at the time of the Change in Control, or if the Company or any Subsidiary has failed to provide him with the number of paid vacation days to which he would be entitled in accordance with the Company's or the Subsidiary's normal vacation policy in effect at the time of the Change in Control (provided that any reduction in the foregoing benefits that is required by law or applies generally to all employees of the Company shall not constitute "Good Reason" as defined herein).

       (5) the Company or a Subsidiary reduces the Executive's title, job authorities or responsibilities immediately prior to the Change in Control, or the Company or a Subsidiary imposes job authorities or responsibilities upon the Executive which are materially inconsistent with the Executive's position, skill and background or which impose time commitments on the Executive which are materially greater than his time commitments to the Company or a Subsidiary immediately prior to the Change in Control;

      (6) the Company fails to obtain the assumption of the obligations contained in this Agreement by any successor as contemplated in
Section 7 hereof;

      (7) any purported termination of the Executive's employment by the Company which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 below; and for purposes of this Agreement, no such purported termination shall be effective;

      (8) any material breach by the Company of any provision of this Agreement;

      (9) any purported termination of the Executive's employment for Cause by the Company which does not comply with the terms of Section
2.2 of this Agreement; or

      (10) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, which petition is not dismissed within 60 days.

          (b) Any event or condition described in this Section 2.5(a)(1) through (10) which occurs prior to a Change in Control but which the Executive reasonably demonstrates (1) was at the request of a Third Party, or (2) otherwise arose in connection with or in anticipation of a Change in Control which actually occurs, shall constitute Good Reason for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

          (c) Until the Executive's Disability, the Executive's right to terminate his employment for Good Reason pursuant to Section 2.5 shall not be affected by his incapacity due to physical or mental illness.

     3.   Termination of Employment; Severance Payments.

     3.1   Subject  to the obligations of the Company  set  forth  in
Section 3.2 (a) the Company may terminate the Executive's employment with or without Cause, and (b) the Executive may terminate his employment with or without Good Reason.

     3.2 If, during the term of this Agreement, the Executive's employment with the Company or a Subsidiary shall be terminated within twenty-four (24) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

           (a) If the Executive's employment with the Company or a Subsidiary shall be terminated (1) by the Company or a Subsidiary for Cause or Disability, (2) by reason of the Executive's death, or (3) by the Executive other than for Good Reason, the Company shall pay the Executive all amounts earned or accrued for or on behalf of the Company or any of its Subsidiaries through the Termination Date (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company or any Subsidiary during the period ending on the Termination Date, and (iii) vacation pay (collectively, "Accrued Compensation").

           (b) If the Executive's employment with the Company or a Subsidiary shall be terminated by the Company or a Subsidiary for any reason other than as specified in clause (1) or (2) of Section 3.2(a) or if the Executive's employment with the Company or a Subsidiary is terminated by the Executive for Good Reason, the Executive shall be entitled to the following:

                (1)   The Company shall pay the Executive all Accrued
Compensation;

                (2) The Company shall pay as a severance amount to the Executive after the Date of Termination, an amount equal to three
(3) times the sum of (a) the Base Amount and (b) the Bonus Amount.

               (3) For a number of months equal to the lesser of (a) thirty-six (36) or (b) the number of months remaining until the Executive's 65th birthday (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries (to the same extent provided to the dependents and beneficiaries prior to the Executive's termination) the life insurance, medical, dental, and hospitalization benefits provided (x) to the Executive by the Company and/or its Subsidiaries at any time within ninety (90) days preceding a Change in Control or at any time thereafter, or (y) to other similarly situated executives who continue in the employ of the Company or its Subsidiaries during the Continuation Period. The coverage and benefits (including deductibles and costs) provided in this Section 3.2(b)(3) during the Continuation Period shall be no less favorable to the Executive and his dependents and beneficiaries, than the most favorable of such coverages and benefits set forth in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans are no less favorable to the Executive than the coverages and benefits required to be provided hereunder. This Subsection (3) shall not be interpreted so as to limit any benefits to which the Executive or his dependents may be entitled under any of the Company's or any Subsidiary's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits; and

                (4) The Company shall provide to the Executive an amount equal to twenty percent (20%) of the Base Amount to be used for out-placement services.

           (c) The amounts provided for in Section 3.2(a) and 3.2(b)(1), (2) and (4) shall be paid to the Executive in a lump sum and in immediately available funds on the Executive's Termination Date.

          (d) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as specifically provided in Section 3.2(b)(3).

     3.3 The provisions of this Agreement, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Executive's existing rights, or rights which would accrue solely as a result of the passage of time, under any benefit plan, incentive plan or securities plan, employment agreement or other contract, plan or arrangement with the Company, any Subsidiary or any other party; provided, however, the Company shall not be required to make duplicative payments of Accrued Compensation.

     4. Notice of Termination. Any purported termination by the Company or a Subsidiary or by the Executive shall be communicated by written Notice of Termination to the other. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which indicates the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and a Termination Date.
For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

     5. Termination Date. "Termination Date" shall mean in the case of the Executive's death, his date of death, and in all other cases, the date specified in the Notice of Termination subject to the following:

          (a) If the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty
(30) days; and

          (b) If the Executive's employment is terminated by the Executive for Good Reason, the date specified in the Notice of Termination shall not be more than thirty (30) days from the date the Notice of Termination is given to the Company.

   6. Additional Payments by the Company. The Company shall make a cash payment to the Executive at the time set forth below equal to the amount of excise taxes (i.e., the "excise tax gross-up payment") which the Executive would be required to pay pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended ("Code"), as a result of any payments or benefits made or provided by or on behalf of the Company and/or a Subsidiary or any successor thereto resulting in an "excess parachute payment" within the meaning of Section 280G(b) of the Code. In addition to the foregoing, the cash payment due to the

Executive under this Section 6 shall be increased by the aggregate of the amount of federal, state and local income, employment and excise taxes for which the Executive will be liable on account of the cash payment to be made under this Section 6, such that the Executive will receive the excise tax gross-up payment net of all income, employment and excise taxes imposed on him on account of the receipt of the excise tax gross-up payment. The computation of this payment shall be determined, at the expense of the Company, by an independent accounting, actuarial or consulting firm selected by the Company. Payment of the cash amount set forth above shall be made at such time as the Company shall determine, in its sole discretion, but in no event later than the date five (5) business days before the due date, without regard to any extension, for filing the Executive's federal income tax return for the calendar year which includes the date as of which the aforementioned "excess parachute payments" are determined. Notwithstanding the foregoing, there shall be no duplication of payments by the Company under this Section 6 in respect of excise taxes under Section 4999 of the Code to the extent the Company is making cash payments in respect of such excise taxes for any other arrangement with Employee. In the event that the Executive is ultimately assessed with excise taxes under Section 4999 of the Code as a result of payments made by the Company or any successor thereto which exceed the amount of excise taxes used in computing the Executive's payment under this Section 6, the Company or its successor shall indemnify and promptly pay
Employee the amount of such additional excise taxes plus any additional excise taxes, income and employment taxes, interest and penalties resulting from the additional excise taxes and the indemnity hereunder.

     7.   Successors; Binding Agreement.

     (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its successors and assigns and, at the time of any such succession or assignment, the Company shall require any successor or assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place (by an agreement in form and substance reasonably satisfactory to Employee). Notwithstanding the preceding sentence, the Company shall not assign this Agreement to any entity or individual unless such entity or individual contemporaneously therewith succeeds (whether by purchase of stock or assets, merger, consolidation, reorganization or otherwise) to all or substantially all of the business and/or assets of the Company and its Subsidiaries. The term "the Company" as used herein shall include any permitted successors and assigns of the Company. The term "successors and assigns" as used herein shall mean a corporation or other entity acquiring ownership, directly or indirectly, of all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

          (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal or legal representatives.

     8. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the cost of experts, evidence and counsel) incurred by the Executive as they become due as a result of the Executive seeking to obtain or enforce any right or benefit provided by this Agreement.

     9. Notice. For the purpose of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

     10. Non-Exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its Subsidiaries and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company or any of its Subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any of its Subsidiaries shall be payable in accordance with such plan or program.

     11. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company or any of it Subsidiaries may have against the Executive or others.

     12. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. No additional compensation provided under any benefit or compensation plans to the Executive shall be deemed to modify or otherwise affect the terms of this Agreement or any of the Executive's entitlements hereunder

     13. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same Agreement.

     14. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or government ruling or regulation.

     15. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

      16. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

      17. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

      18. Employment Rights. Nothing express or implied in this Agreement shall create any right or duty on the part of the Company or the Executive to have the Executive continue as an officer or employee of the Company prior to any Change in Control or, subject to the obligation of the Company to make the payments and provide the benefits set forth in Section 3.2 hereof, after any Change in Control.

      19. Vesting of Options. All options to acquire stock of the Company previously awarded to the Executive shall immediately vest 100% in the Executive upon the occurrence of a Change in Control.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized representative and the Executive has executed this Agreement as of the day and year first above written.

JACOR COMMUNICATIONS, INC.


By:  _____Sheli Rosenberg____________
     SHELI ROSENBERG
     Vice Chairman of the Board


___Randy Michaels________________
[NAME OF EXECUTIVE]

                                   EXHIBIT  10.2



                  CHANGE IN CONTROL AGREEMENT

     THIS AGREEMENT made as of the 12th day of June, 1998, by and between JACOR COMMUNICATIONS, INC. (the "Company") and Martin R. Gausvik (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a Change in Control (as hereinafter defined) exists and that the occurrence of a Change in Control can result in significant distractions of its key management personnel because of the uncertainties inherent in such a situation;

     WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a Change in Control and to ensure his continued dedication and efforts in such event without undue concern for his personal, financial and employment security; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Company or a Subsidiary (as hereinafter defined), as the case may be, particularly in the event of a threat of or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event his employment is terminated as a result of, or in connection with, a Change in Control.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     1. Term of Agreement. This Agreement shall commence as of the 12th day of June, 1998, and shall continue in effect until June 12, 2004, provided, however, that commencing on June 12, 2004, and on each June 12th thereafter, the term of this Agreement shall automatically be extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least one (1) year prior thereto that the term of this Agreement shall not be so extended; provided, however, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of any Change in Control which occurs while this Agreement is in effect. Notwithstanding the foregoing provisions of this Section 1, if prior to a Change in Control the Executive ceases for any reason to be an employee of the Company or a Subsidiary, thereupon this Agreement shall, without further action by either the Company or the Executive, automatically terminate and be of no further force or effect.

     2.   Definitions.

     2.1  Base Amount; Bonus Amount.  For purposes of this Agreement,
          "Base Amount" shall mean the Executive's highest annual base salary (including all amounts of base salary that are deferred under any qualified and non-qualified employee benefit plans of the Company or any Subsidiary or under any other agreement or arrangement) during any one of the Company's three (3) immediately preceding fiscal years (including the fiscal year during which the Change in Control occurs), provided that the base salary for the fiscal year during which the Change in Control occurs shall be calculated on an annualized basis if necessary. For purposes of this Agreement, "Bonus Amount" shall mean the Executive's target award under the Short Term Incentive Plan or other applicable Company bonus program for the full fiscal year immediately preceding the fiscal year during which the Change in Control occurs.

     2.2 Cause. For purposes of this Agreement, a termination for "Cause" shall mean a termination by the Company or a Subsidiary of Executive's employment after a Change in Control for any of the following reasons: (a) repeated gross negligence by the Executive in performing the reasonably assigned duties on behalf of the Company or a Subsidiary required by and in accordance with his employment by the Company or a Subsidiary, (b) the Executive's commission of a felony in the course of performing his duties on behalf of the Company or a Subsidiary, (c) the Executive's intentional and wrongful disclosure of any confidential information or trade secrets of the Company or a Subsidiary, or (d) the Executive's acting as a proprietor, partner, member, stockholder (other than an interest of less than five percent (5%) of the stock of a publicly held company), consultant, director, officer or employee in any business engaged in the radio broadcasting or syndication business in direct competition with the Company or a Subsidiary in any market, without the prior written consent of the Company. Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by the Executive after a Notice of Termination (as hereinafter defined) is given by the Executive shall constitute Cause for purposes of this Agreement. No act, or failure to act, on Executive's part shall be deemed to be "repeated" unless the Executive shall have received a written notice from the Chairman of the Board, Chief Executive Officer or President of the Company setting forth in detail the particulars of the act, or the failure to act, which the Company contends would constitute Cause when repeated and Executive then repeats such act or failure to act. Any act or failure to act on the Executive's part at the direction of an officer to whom Executive reports (directly or indirectly) or upon the advice of the Company's General Counsel shall not constitute "Cause."

     2.3 Change in Control. For purposes of this Agreement, a "Change in Control" shall mean the occurrence during the term of this Agreement of any of the following events:

          (a) An acquisition of any securities of the Company entitled generally to vote on the election of directors (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of thirty percent (30%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred,  Voting  Securities which are acquired  in  a  "Non-Control
Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (a) the Company or (b) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"), (2) the Company or any Subsidiary, or (3) Zell/Chilmark Fund L.P.

          (b) The individuals who, as of the date this Agreement is approved by the Board, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders or directors, of any new director was approved by a vote of at least a majority of the Incumbent Board, such new director shall, for purposes of the Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

           (c) A merger, consolidation or reorganization involving the Company (or the approval by the stockholders of the Company of a merger, consolidation or reorganization involving the Company), unless

               (1) the stockholders of the Company immediately before such merger, consolidation or reorganization, own (or will own), directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization, and

               (2) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute (or will constitute) at least a majority of the members of the board of directors of the Surviving Corporation;

         (d) Adoption of a plan of a complete liquidation or dissolution of the Company; or

         (e)   An agreement for the sale or other disposition of  all
or   substantially  all  of  the  assets  of  the  Company  and   its
Subsidiaries to any Person (other than a transfer to a Subsidiary).

     (f) Notwithstanding anything contained in this Agreement to the contrary, if the Executive's employment is terminated during the term of this Agreement and the Executive reasonably demonstrates that such termination (1) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party"), or (2) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of this Agreement, the date of a Change in Control with respect to the Executive shall mean the date immediately prior to the date of such termination of the Executive's employment.

     2.4 Disability. For purposes of this Agreement, "Disability" shall mean (1) a physical or mental infirmity which has been determined to be a total and permanent disability under and in accordance with the provisions of the Company's Long Term Disability Income Plan, or (2) in the event the Company does not maintain such plan at the time of the determination of the Executive's Disability or the Executive is not a participant in any such plan, a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties which continues for a period of at least one hundred eighty (180) consecutive days.

     2.5  Good Reason.

     (a) For purposes of this Agreement, a termination for "Good Reason" shall mean a termination by Executive of his employment with the Company or a Subsidiary as a result of the occurrence after a Change in Control of any of the events or conditions described in subsections (1) through (10) hereof:

               (1) a reduction by the Company or a Subsidiary in the Executive's base salary in effect immediately prior to the Change in Control or any failure to pay the Executive any compensation or benefits to which the Executive is entitled within five days of the due date or any failure to increase the Executive's base salary substantially at the same frequency and by the same percentage as applicable generally to the other officers of the Company;

               (2) the Company or a Subsidiary requires the Executive to be relocated anywhere in excess of thirty (30) miles of his present office location, except for required travel on the Company's or Subsidiary's business to an extent substantially consistent with his present business travel obligations;

               (3) a substantial increase, either as to frequency or time expended, in travel of the Executive relative to the discharge of the Executive's responsibilities to the Company or a Subsidiary;

               (4) a failure by the Company and its Subsidiaries to maintain plans providing compensation or benefits as beneficial in all material respects as those provided by any benefit or compensation plan, retirement or pension plan, stock option plan, bonus plan, long-term incentive plan, short-term incentive plan, life insurance plan, health and accident plan or disability plan in which the Executive is participating at the time of a Change in Control, or if the Company or any Subsidiary has taken any action which would materially adversely affect the Executive's participation in or materially reduce the Executive's benefits under any of such plans or deprive him of any material fringe benefit enjoyed by him at the time of the Change in Control, or if the Company or any Subsidiary has failed to provide him with the number of paid vacation days to which he would be entitled in accordance with the Company's or the Subsidiary's normal vacation policy in effect at the time of the Change in Control (provided that any reduction in the foregoing benefits that is required by law or applies generally to all employees of the Company shall not constitute "Good Reason" as defined herein).

               (5) the Company or a Subsidiary reduces the Executive's title, job authorities or responsibilities immediately prior to the Change in Control, or the Company or a Subsidiary imposes job authorities or responsibilities upon the Executive which are materially inconsistent with the Executive's position, skill and background or which impose time commitments on the Executive which are materially greater than his time commitments to the Company or a Subsidiary immediately prior to the Change in Control;

               (6)  the Company fails to obtain the assumption of the
obligations   contained  in  this  Agreement  by  any  successor   as
contemplated in Section 7 hereof;

               (7) any purported termination of the Executive's employment by the Company which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 below; and for purposes of this Agreement, no such purported termination shall be effective;

               (8) any material breach by the Company of any provision of this Agreement;

               (9) any purported termination of the Executive's employment for Cause by the Company which does not comply with the terms of Section 2.2 of this Agreement; or

               (10) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, which petition is not dismissed within 60 days.

          (b) Any event or condition described in this Section 2.5(a)(1) through (10) which occurs prior to a Change in Control but which the Executive reasonably demonstrates (1) was at the request of a Third Party, or (2) otherwise arose in connection with or in anticipation of a Change in Control which actually occurs, shall constitute Good Reason for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

          (c) Until the Executive's Disability, the Executive's right to terminate his employment for Good Reason pursuant to Section 2.5 shall not be affected by his incapacity due to physical or mental illness.

      3.  Termination of Employment; Severance Payments.

     3.1   Subject  to the obligations of the Company  set  forth  in
Section 3.2 (a) the Company may terminate the Executive's employment with or without Cause, and (b) the Executive may terminate his employment with or without Good Reason.

     3.2 If, during the term of this Agreement, the Executive's employment with the Company or a Subsidiary shall be terminated within twenty-four (24) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

           (a) If the Executive's employment with the Company or a Subsidiary shall be terminated (1) by the Company or a Subsidiary for Cause or Disability, (2) by reason of the Executive's death, or (3) by the Executive other than for Good Reason, the Company shall pay the Executive all amounts earned or accrued for or on behalf of the Company or any of its Subsidiaries through the Termination Date (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company or any Subsidiary during the period ending on the Termination Date, and (iii) vacation pay (collectively, "Accrued Compensation").

           (b) If the Executive's employment with the Company or a Subsidiary shall be terminated by the Company or a Subsidiary for any reason other than as specified in clause (1) or (2) of Section 3.2(a) or if the Executive's employment with the Company or a Subsidiary is terminated by the Executive for Good Reason, the Executive shall be entitled to the following:

                (1)   The Company shall pay the Executive all Accrued
Compensation;

                (2) The Company shall pay as a severance amount to the Executive after the Date of Termination, an amount equal to two
(2) times the sum of (a) the Base Amount and (b) the Bonus Amount.

               (3) For a number of months equal to the lesser of (a) twenty-four (24) or (b) the number of months remaining until the Executive's 65th birthday (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and his dependents and beneficiaries (to the same extent provided to the dependents and beneficiaries prior to the Executive's termination) the life insurance, medical, dental, and hospitalization benefits provided (x) to the Executive by the Company and/or its Subsidiaries at any time within ninety (90) days preceding a Change in Control or at any time thereafter, or (y) to other similarly situated executives who continue in the employ of the Company or its Subsidiaries during the Continuation Period. The coverage and benefits (including deductibles and costs) provided in this Section 3.2(b)(3) during the Continuation Period shall be no less favorable to the Executive and his dependents and beneficiaries, than the most favorable of such coverages and benefits set forth in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans are no less favorable to the Executive than the coverages and benefits required to be provided hereunder. This Subsection (3) shall not be interpreted so as to limit any benefits to which the Executive or his dependents may be entitled under any of the Company's or any Subsidiary's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits; and

                (4) The Company shall provide to the Executive an amount equal to twenty percent (20%) of the Base Amount to be used for out-placement services.

           (c) The amounts provided for in Section 3.2(a) and 3.2(b)(1), (2) and (4) shall be paid to the Executive in a lump sum and in immediately available funds on the Executive's Termination Date.

           (d) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as specifically provided in Section 3.2(b)(3).

     3.3 The provisions of this Agreement, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Executive's existing rights, or rights which would accrue solely as a result of the passage of time, under any benefit plan, incentive plan or securities plan, employment agreement or other contract, plan or arrangement with the Company, any Subsidiary or any other party; provided, however, the Company shall not be required to make duplicative payments of Accrued Compensation.

       4. Notice of Termination. Any purported termination by the Company or a Subsidiary or by the Executive shall be communicated by written Notice of Termination to the other. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which indicates the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and a Termination Date. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

       5. Termination Date. "Termination Date" shall mean in the case of the Executive's death, his date of death, and in all other cases, the date specified in the Notice of Termination subject to the following:

          (a) If the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty
(30) days; and

          (c) If the Executive's employment is terminated by the Executive for Good Reason, the date specified in the Notice of Termination shall not be more than thirty (30) days from the date the Notice of Termination is given to the Company.

      6. Additional Payments by the Company. The Company shall make a cash payment to the Executive at the time set forth below equal to the amount of excise taxes (i.e., the "excise tax gross-up payment") which the Executive would be required to pay pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended ("Code"), as a result of any payments or benefits made or provided by or on behalf of the Company and/or a Subsidiary or any successor thereto resulting in an "excess parachute payment" within the meaning of Section 280G(b) of the Code. In addition to the foregoing, the cash payment due to the Executive under this Section 6 shall be increased by the aggregate of the amount of federal, state and local income, employment and excise taxes for which the Executive will be liable on account of the cash payment to be made under this Section 6, such that the Executive will receive the excise tax gross-up payment net of all income, employment and excise taxes imposed on him on account of the receipt of the excise tax
gross-up   payment.   The  computation  of  this  payment  shall   be
determined, at the expense of the Company, by an independent accounting, actuarial or consulting firm selected by the Company. Payment of the cash amount set forth above shall be made at such time as the Company shall determine, in its sole discretion, but in no event later than the date five (5) business days before the due date, without regard to any extension, for filing the Executive's federal income tax return for the calendar year which includes the date as of which the aforementioned "excess parachute payments" are determined. Notwithstanding the foregoing, there shall be no duplication of payments by the Company under this Section 6 in respect of excise taxes under Section 4999 of the Code to the extent the Company is making cash payments in respect of such excise taxes for any other arrangement with Employee. In the event that the Executive is ultimately assessed with excise taxes under Section 4999 of the Code as a result of payments made by the Company or any successor thereto which exceed the amount of excise taxes used in computing the Executive's payment under this Section 6, the Company or its successor shall indemnify and promptly pay Employee the amount of such additional excise taxes plus any additional excise taxes, income and employment taxes, interest and penalties resulting from the additional excise taxes and the indemnity hereunder.

       7.  Successors; Binding Agreement.

     (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its successors and assigns and, at the time of any such succession or assignment, the Company shall require any successor or assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place (by an agreement in form and substance reasonably satisfactory to Employee). Notwithstanding the preceding sentence, the Company shall not assign this Agreement to any entity or individual unless such entity or individual contemporaneously therewith succeeds (whether by purchase of stock or assets, merger, consolidation, reorganization or otherwise) to all or substantially all of the business and/or assets of the Company and its Subsidiaries. The term "the Company" as used herein shall include any permitted successors and assigns of the Company. The term "successors and assigns" as used herein shall mean a corporation or other entity acquiring ownership, directly or indirectly, of all or substantially all the assets and business of the Company
     (including this Agreement) whether by operation of law or otherwise.

          (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal or legal representatives.

        8. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the cost of experts, evidence and counsel) incurred by the Executive as they become due as a result of the Executive seeking to obtain or enforce any right or benefit provided by this Agreement.

        9. Notice. For the purpose of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

       10. Non-Exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company or any of its Subsidiaries and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company or any of its Subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company or any of its Subsidiaries shall be payable in accordance with such plan or program.

       11. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company or any of it Subsidiaries may have against the Executive or others.

       12. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. No additional compensation provided under any benefit or compensation plans to the Executive shall be deemed to modify or otherwise affect the terms of this Agreement or any of the Executive's entitlements hereunder

     13. Counterparts.. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same Agreement.

      14. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or government ruling or regulation.

      15. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

      16. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

      17. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

      18. Employment Rights. Nothing express or implied in this Agreement shall create any right or duty on the part of the Company or the Executive to have the Executive continue as an officer or employee of the Company prior to any Change in Control or, subject to the obligation of the Company to make the payments and provide the benefits set forth in Section 3.2 hereof, after any Change in Control.

      19. Vesting of Options. All options to acquire stock of the Company previously awarded to the Executive shall immediately vest 100% in the Executive upon the occurrence of a Change in Control.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized representative and the Executive has executed this Agreement as of the day and year first above written.

JACOR COMMUNICATIONS, INC.


By:  ____Robert L. Lawrence____
     ROBERT L. LAWRENCE
     President


____Martin R. Gausvik__________
[NAME OF EXECUTIVE]