Form 10-Q
period 1998-09-30
JACOR COMMUNICATIONS INC
filed 1998-10-30
CIK 702808

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1998

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



At October 26, 1998, 51,073,198 shares of common stock were outstanding.

                   JACOR COMMUNICATIONS, INC.

                             INDEX



                                                           Page
                                                          Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1998 and December 31,
            1997                                            3

          Condensed Consolidated Statements of
            Operations and Comprehensive Income for
            the three months and nine months ended
            September 30, 1998 and 1997                     4

          Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            September 30, 1998 and 1997                     6

          Notes to Condensed Consolidated Financial
            Statements                                      7



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                  15


PART II. Other Information

     Item 5. - Other Information                           24

     Item 6. - Exhibits and Reports on Form 8-K            24

     Signatures                                            26

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)
                           (UNAUDITED)

                                             September 30,      December 31,
                                                  1998             1997
                     ASSETS
Current assets:
  Cash and cash equivalents                   $    42,084     $    28,724
  Accounts receivable, less allowance for
    doubtful accounts of $8,115 in 1998
    and $6,195 in 1997                            198,327         135,073
  Prepaid expenses and other                       29,385          33,790
            Total current assets                  269,796         197,587
Property and equipment, net                       260,212         206,809
Intangible assets, net                          2,712,291       2,128,718
Other assets                                       85,369          68,764
            Total assets                      $ 3,327,668     $ 2,601,878
                     LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses
    and other current liabilities             $   137,958     $   118,249
            Total current liabilities             137,958         118,249
Long-term debt                                  1,229,565         987,500
Liquid Yield Option Notes                         302,400         125,300
Deferred tax liability                            358,995         338,867
Other liabilities                                 119,717         115,611
Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and unissued
   4,000,000 shares                                  -               -
Common stock, $0.01 par value; authorized
   100,000,000 shares, issued and outstanding
   shares: 51,051,484 in 1998 and 45,689,677
   in 1997                                            511            457
Additional paid-in capital                      1,114,520        863,086
Common stock warrants                              31,500         31,500
Accumulated other comprehensive income             12,631            -
Retained earnings                                  19,871         21,308
            Total shareholders' equity          1,179,033        916,351
            Total liabilities and
              shareholders' equity            $ 3,327,668    $ 2,601,878


                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 1998 and 1997
            (In thousands, except per share amounts)
                           (UNAUDITED)



                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,

                                 1998        1997         1998         1997

Broadcast revenue             $  230,951  $  161,733   $  597,244  $  413,689
  Less agency commissions         26,443      17,173       66,872      44,748
    Net revenue                  204,508     144,560      530,372     368,941

Broadcast operating expenses     128,777      93,734      356,877     251,513
Depreciation and amortization     31,161      21,900       87,444      53,097
Corporate general and
  administrative expenses          4,878       3,406       13,052       9,240
    Operating income              39,692      25,520       72,999      55,091

Interest expense                 (27,526)    (20,951)     (76,563)    (60,081)
Gain on sale and exchange of
  radio stations and investments  10,896        -          10,896      10,801
Other income, net                  1,677         214       10,431       2,733
    Income before income taxes
      and extraordinary loss      24,739       4,783       17,763       8,544

Income taxes                      24,300       4,300       19,200       6,500
    Income (loss) before
      extraordinary loss             439         483       (1,437)      2,044
    Extraordinary loss, net of
      income tax credit             -         (1,900)        -         (7,456)

Net income (loss)             $      439  $   (1,417)  $   (1,437)  $  (5,412)


Other comprehensive income,
  net of tax:
Unrealized gains on securities    21,052        -          21,052        -
Income tax expense related to
  items of other comprehensive
  income                          (8,421)       -          (8,421)       -
Other comprehensive income,
  net of tax                      12,631        -          12,631        -

Comprehensive income (loss)   $   13,070  $   (1,417)  $   11,194  $   (5,412)







                           (Continued)


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME for the three months and nine months ended September 30, 1998 and 1997
            (in thousands, except per share amounts)
                           (UNAUDITED)






                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                 1998        1997         1998           1997

Basic income (loss) per
  common share:

  Before extraordinary loss     $ 0.01        $ 0.01     $(0.03)     $ 0.05
  Extraordinary loss               -           (0.04)         -       (0.19)

    Net income (loss) per
    common share                $ 0.01        $(0.03)    $(0.03)     $(0.14)

Number of common shares used
  in basic calculation          50,999        45,361     50,133      39,007

Diluted income (loss) per
  common share:

  Before extraordinary loss     $ 0.01        $ 0.01    $(0.03)     $ 0.05
  Extraordinary loss               -           (0.04)       -        (0.18)

    Net income (loss) per
    common share                $ 0.01        $(0.03)   $(0.03)     $(0.13)

Number of common shares used
  in diluted calculation        55,287        48,415    50,133      41,071










             The accompanying notes are an integral
    part of the condensed consolidated financial statements.


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the nine months ended September 30, 1998 and 1997
                         (In thousands)
                           (UNAUDITED)




                                                    1998            1997

Cash flows from operating activities:

Net cash provided by operating activities       $   64,601      $   31,109
Cash flows from investing activities:
  Deposits paid on broadcast properties            (11,209)        (26,225)
  Capital expenditures                             (23,354)        (12,485)
  Cash paid for acquisitions                      (671,442)       (542,074)
  Proceeds from sale of investments                   -             73,813
  Proceeds from sale and exchange of
    radio stations                                  10,400          19,450
  Advances and other                                (4,500)           -

Net cash used by investing activities             (700,105)       (487,521)

Cash flows from financing activities:
  Issuance of long-term debt                       439,539         474,700
  Issuance of LYONs                                166,950            -
  Issuance of common stock                         248,371         246,154
  Repayment of long-term debt                     (197,500)       (310,200)
  Payment of finance costs                          (8,496)        (13,927)
  Other                                               -                327
Net cash provided by financing
  activities                                       648,864         397,054

Net increase (decrease) in cash and
  cash equivalents                                  13,360         (59,358)
Cash and cash equivalents at
  beginning of period                               28,724          78,137

Cash and cash equivalents at end of period      $   42,084       $  18,779

Supplemental schedule of non-cash investing and financing activities:

Common stock issued in acquisitions             $     -          $ 179,428
Warrants issued in acquisitions                       -              5,000
Liabilities assumed in acquisitions                  2,687          36,851
Fair value of assets exchanged, net of cash        265,150         104,000








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

2.   SUBSEQUENT EVENT

     On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger"). Upon consummation of the Merger, each outstanding share of Jacor common stock will be converted into Clear Channel common stock, based upon the average closing price of Clear Channel common stock during the twenty-five consecutive trading days ending on the second trading day prior to the closing date, as follows:

     Average Closing Price of Clear Channel Stock           Conversion Ratio
     Less than or equal to $42.86...........................  1.400
     Above $42.86 but less than or equal to $44.44..........  1.400 to 1.350
     Above $44.44 but less than $50.00......................  1.350

     If the average closing price is $50.00 or more, the Conversion Ratio will be calculated as the quotient obtained by dividing (A) $67.50 plus the product of $.675 and the amount by which the average closing price exceeds $50.00, by
     (B) the average closing price. If the average closing price is less than or equal to $37.50, the Merger agreement may be terminated by the Company, upon notice to Clear Channel, on one of the two trading days prior to the closing date.

     Completion of the Merger is conditioned on, among other things, stockholder approval and receipt of Federal Communications Commission and other regulatory approvals. The Company expects to consummate the Merger by September 30, 1999.

     Upon consummation of the Merger, a change in control event will have occurred with respect to covenants in the Company's credit facility, liquid yield option notes and each outstanding issue of the senior subordinated notes. Such change in control would give the credit facility lenders the right to require repayment of amounts borrowed under the facility, and require the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







2.   SUBSEQUENT EVENT, Continued

     In August 1998, the Company entered into an advisory agreement with Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest stockholder, the Zell Chilmark Fund L.P., whereby the Company agreed to pay EGI a fee equal to .75% of the equity value of the Company, as defined in the advisory agreement, on any change in control event. The Zell Chilmark Fund L.P. has entered into a voting agreement pursuant to which it agreed to vote its shares in favor of the proposal to approve the Merger.


3.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions and Dispositions

     First Six Months Transactions

     In the first six months of 1998, the Company completed the following: acquisitions of 16 radio stations in four existing and five new broadcast areas for a purchase price of approximately $61.6 million in cash, of which approximately $17.3 million was placed in escrow in 1997. The company also disposed of three stations in two broadcast areas for approximately $0.3 million in cash and completed a like-kind exchange of broadcast properties, exchanging four stations in Kansas City, Missouri for six stations in Dayton, Ohio, valued at $70.0 million. The exchange values approximated the carrying values of such stations, therefore no gain or loss was recorded on the exchange.

     Nationwide Related Transactions

     In August 1998, the Company completed the acquisition of substantially all broadcast related assets of Nationwide Communications Inc. ("Nationwide") for total cash consideration of approximately $555 million, of which $30.0 million was placed in escrow in 1997, plus acquisition costs. Simultaneously with the Nationwide acquisition, but in separate transactions, the Company effected the exchange and sale of certain radio stations in order to satisfy antitrust concerns raised by the Department of Justice in connection with the Nationwide acquisition. For financial reporting purposes, the Company recorded the exchange of eight radio stations as sale transactions, receiving non-cash consideration in the form of nine radio stations with aggregate fair values of $195 million. Additionally, one other radio station was sold for $10.1 million in cash. The Company recorded net pre-tax gains of $10.9 million, which was measured by the difference between the fair value of the radio stations exchanged or sold and the carrying value of the properties. The Company believes that such transactions qualify as a tax-deferred like-kind exchange, therefore, the income tax expense of $14 million associated with the gains is included in the deferred component of income tax expense. The radio stations received in the exchange transactions were recorded as purchase transactions at their respective fair values. The following radio stations were included in the transactions:

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






3.   ACQUISITIONS AND DISPOSITIONS, Continued


                              Stations                 Stations Received
     Purchased from           Exchanged                   in Exchange
       Nationwide              or Sold                    Transaction

     WCOL-FM, WFII-AM,        WLVQ-FM, WAZU-FM,        WMJI-FM, WMMS-FM
     WNCI-FM (Columbus, OH)   WHOK-FM (Columbus, OH)   (Cleveland)

     WPOC-FM (Baltimore)      WKNR-FM (Cleveland)      KUFX-FM (Fremont, CA)

     WGAR-FM (Cleveland)      KSGS-AM, KMJZ-FM         WOCT-FM, WCAO-AM
                              (Minneapolis)            (Baltimore)

     KDMX-FM, KEGL-FM         KKLQ-FM, KJQY-FM         KLOU-FM, KSD-FM
     (Dallas)                 (San Diego)              (St. Louis)

     KHMX-FM, KTBZ-FM                                  KOME-FM
     (Houston)                                         (San Jose, CA)

     KSGS-AM, KMJZ                                     WTAE-FM (Pittsburgh)
     (Minneapolis)

     KGLQ-FM, KZZP-FM
     (Phoenix)

     KMCG-FM, KXGL-FM
     (San Diego)


     July Transactions

     The Company acquired KIST-FM (formerly KLDZ-FM) in Santa
     Barbara, California from James F. McKeon and Christine Perry for $1.5 million in cash.

     The Company acquired KFJO-FM (formerly KZWC-FM) in Walnut
     Creek, California from KZWC Broadcasting, Inc. for $4.5 million in cash.

     August Transactions

     The Company acquired KSJO-FM in San Jose, California from
     American Radio Systems for $30.0 million in cash, of which $1.5 million was placed in escrow in 1997.

     The Company acquired KRWQ-FM, KMED-AM, KZZE-FM, and KKJJ-FM in Medford, Oregon from Hill Radio, Inc., Crater
     Broadcasting Company, Pro Promotions, Inc. and Ashland
     Broadcasting LLC, respectively, for $12.5 million in cash.

     The Company acquired the stock of KOPE Radio, Inc., owner of KOPE-FM in Medford, Oregon for approximately $0.5 million in cash.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






3.   ACQUISITIONS AND DISPOSITIONS, Continued

     The Company acquired the intellectual property of KQOL-FM in Las Vegas, Nevada from Centennial Broadcasting, LLC and
     Centennial Broadcasting License, LLC for $3.0 million in cash.

     The Company acquired KDIF-AM in Riverside, California from
     Hispanic Radio Broadcasters for $2.7 million in cash.

     The Company acquired WHEL-FM in Helen, Georgia from
     Southeast Radio Company, Inc. for $3.0 million in cash.

     The Company acquired the stock of Tsunami Communications, Inc. ("Tsunami"), owner of KTCL-FM in Fort Collins, Colorado and KIIX-AM in Wellington, Colorado, for $0.5 million in cash and the assumption of approximately $5.9 million in debt owed by Tsunami to a wholly-owned subsidiary of the Company.

     September Transactions

     The Company acquired WLSN-FM in Greenville, Ohio from Treaty
     City Broadcasting for $3.4 million in cash.

     The Company acquired the stock of M3X, Inc., owner of KRKT-
     AM and KRKT-FM in Albany, Oregon for approximately $3.8 million in cash.

     Completed Broadcasting Services Acquisitions

     In the first nine months of 1998, the Company completed acquisitions of two broadcasting service companies and the assets of three other broadcasting service companies for a purchase price of approximately $12.7 million in cash, a note payable of approximately $0.8 million, plus additional contingent consideration of up to $1.6 million payable over three years.

     The above acquisitions and all 1997 acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming the above acquisitions had taken place at the beginning of 1997, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

                                            Pro forma (Unaudited)
                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                 1998          1997        1998        1997

     Net revenue               $216,472     $181,449     $598,315   $517,171

     Income (loss) before
       extraordinary items     $  1,207     $    159     $    751   $ (6,670)

     Diluted income (loss) per
       common share before
       extraordinary items     $   0.02     $   0.00     $   0.01    $ (0.13)

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





3.   ACQUISITIONS AND DISPOSITIONS, Continued

     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

     Pending Radio Station Acquisitions and Dispositions

     The Company has entered into agreements to purchase the stock of one and acquire the assets of 40 radio stations in 14 new markets and seven existing markets for approximately $156.1 million in cash, of which approximately $11.3 million has been placed in escrow, to exchange the assets of one station for another station in the same broadcast area, and to dispose of three stations in one market for approximately $0.7 million in cash.


4.   ISSUANCE OF COMMON STOCK

     In February 1998, the Company completed an offering of 4,560,000 shares of common stock at $50.50 per share net of underwriting discounts of $2.02 per share (the "Offering"). The over-allotment option was also exercised by the underwriters resulting in the issuance of an additional 513,000 shares. Net proceeds to the Company from the Offering were approximately $244.9 million.


5.   ISSUANCE OF SUBORDINATED NOTES

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

     The 8% Notes and the previously issued 10 1/8% Notes, 9 3/4%
     Notes, and
     8 3/4% Notes (collectively the "Notes") are obligations of Jacor Communications Company ("JCC"), and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC and the Subsidiary Guarantors constitute all of the wholly owned direct or indirect subsidiaries of Jacor and JCC, and JCC is the sole direct subsidiary of Jacor. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. JCC's credit facility and the terms of the indentures governing the Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









5.   ISSUANCE OF SUBORDINATED NOTES, Continued

     The indentures contain certain covenants which impose certain limitations and restrictions on the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, make certain loans and investments, apply the proceeds of asset sales (and use the proceeds thereof), create liens, enter into certain transactions with affiliates, merge, consolidate or transfer substantially all its assets and make investments in unrestricted subsidiaries.

     Summarized financial information with respect to Jacor, JCC and with respect to the Subsidiary Guarantors on a combined basis as of September 30, 1998 and for the nine months ended
     September 30, 1998 and 1997 is as follows:


                                Jacor                          JCC

                    September 30, September 30,    September 30, September 30,
                          1998         1997              1998       1997
Operating Statement
Data (in thousands):

Net revenue                 -         -                   -            -
Equity in earnings
  of subsidiaries      $    5,498   $   (5,560)       $    2,692  $    1,251
Operating (loss) income    (8,101)     (15,601)            2,692       1,251
(Loss) income before
  extraordinary items      (1,437)      (5,412)            5,498       1,896
Net (loss) income          (1,437)      (5,412)            5,498      (5,560)

Balance Sheet Data
(in thousands):


Current assets         $    1,408                     $   38,470
Non-current assets      1,620,200                      2,823,444
Current liabilities        43,404                         21,509
Non-current
  liabilities             399,171                      2,168,058
Shareholders' equity    1,179,033                        672,347

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




5.   ISSUANCE OF SUBORDINATED NOTES, Continued

                                      Combined
                             Subsidiary Guarantors
                          September 30,  September 30,
                              1998           1997
     Operating Statement
     Data (in thousands):
     Net revenue              $  530,372     $  368,941
     Equity in earnings
       of subsidiaries             -               -
     Operating income             86,598         65,132
     Income before
       extraordinary items         2,692          1,251
     Net income                    2,692          1,251

     Balance Sheet Data
     (in thousands):
     Current assets           $  229,918
     Non-current assets        3,058,125
     Current liabilities          73,045
     Non-current
       liabilities             2,035,965
     Shareholders' equity      1,179,033

6.   LIQUID YIELD OPTION NOTES

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

7.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for income before extraordinary items for the three months and nine months ended September 30, 1998 and 1997 (in thousands except per share amounts):

                               Three Months Ended      Nine Months Ended
                                1998        1997        1998       1997

     Income (loss) before
       extraordinary loss     $   439     $   483     $(1,437)   $ 2,044
     Weighted average
       shares - basic          50,999      45,361      50,133     39,007

     Effect of dilutive
       securities:
       Stock options            1,505       1,124        -           942
       Warrants                 2,398       1,579        -           771
       Other                      385         351        -           351
     Weighted average
       shares - diluted        55,287      48,415      50,133     41,071

     Basic EPS                 $ 0.01      $ 0.01      $(0.03)    $ 0.05
     Diluted EPS               $ 0.01      $ 0.01      $(0.03)    $ 0.05

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




7.   EARNINGS PER SHARE, Continued

     The Company's 1996 Liquid Yield Option Notes and 1998 LYONs (collectively, the "LYONs") can be converted into approximately 6.2 million shares of common stock at the option of the holder. Assuming conversion of the LYONs for the three and nine months ended September 30, 1998 and 1997 would result in an increase in per share amounts, therefore the LYONs are not included in the computation of diluted EPS.


8.   INVESTMENTS

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies investments in equity securities as available for sale and carries the investments at fair value, based on quoted market prices. The net unrealized gains or losses are reported within shareholders' equity, net of income taxes. Realized gains and losses are recorded based on the specific identification method.

     The following table summarizes the Company's securities:

                                          Unrealized   Unrealized      Fair
                               Cost          Gains       Losses       Value
     Corporate Equity
     Securities            $2,804,084    $21,773,972  $(722,173)   $21,051,799

     The unrealized gain reported in shareholders' equity is net of $8,420,720 of income taxes computed using statutory rates.


9.   RECENT PRONOUNCEMENTS

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


LIQUIDITY AND CAPITAL RESOURCES

Recent Developments

On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger"). Upon consummation of the Merger, each outstanding share of Jacor common stock will be converted into Clear Channel common stock, based upon the average closing price of Clear Channel common stock during the twenty-five consecutive trading days ending on the second trading day prior to the closing date, as follows:

Average Closing Price of Clear Channel Stock      Conversion Ratio
Less than or equal to $42.86........................... 1.400
Above $42.86 but less than or equal to $44.44.......... 1.400 to 1.350
Above $44.44 but less than $50.00...................... 1.350

If the average closing price is $50.00 or more, the Conversion Ratio will be calculated as the quotient obtained by dividing (A) $67.50 plus the product of $.675 and the amount by which the average closing price exceeds $50.00, by (B) the average closing price. If the average closing price is less than or equal to $37.50, the Merger agreement may be terminated by the Company, upon notice to Clear Channel, on one of the two trading days prior to the closing date.

Completion of the Merger is conditioned on, among other things, stockholder approval and receipt of Federal Communications
Commission and other regulatory approvals. The Company expects to consummate the Merger by September 30, 1999.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




LIQUIDITY AND CAPITAL RESOURCES, Continued

Upon consummation of the Merger, a change in control event will have occurred with respect to covenants in the Company's credit facility, liquid yield option notes and each outstanding issue of the senior subordinated notes. Such change in control would give the credit facility lenders the right to require repayment of amounts borrowed under the facility, and require the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date.

In August 1998, the Company entered into an advisory agreement with Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest stockholder, the Zell Chilmark Fund L.P., whereby the Company agreed to pay EGI a fee equal to .75% of the equity value of the Company, as defined in the advisory agreement, on any change in control event. The Zell Chilmark Fund L.P. has entered into a voting agreement pursuant to which it agreed to vote its shares in favor of the proposal to approve the Merger.

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

Based upon current levels of the Company's operations and anticipated growth, it is expected that operating cash flow will be sufficient to meet expenditures for operations, administrative expenses and debt service for the foreseeable future.

Financing Activities

Cash provided by financing activities for the first nine months of 1998 was $648.9 million compared to $397.1 million for the first nine months of 1997.

Credit Facilities

The Company has a $1.15 billion credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provides loans to the Company in two components: (i) a reducing revolving credit facility (the "Revolving Credit Facility") of up to $750 million under which the aggregate commitments will reduce on a semi-annual basis commencing in June 2000; and (ii) a $400 million amortizing term loan (the "Term Loan")that would reduce on a semi-annual basis commencing in December 1999. The Term Loan and the Revolving Credit Facility expire on December 31, 2004. Amounts repaid or prepaid under the Term Loan may not be reborrowed. The Credit Facility bears interest at a rate that fluctuates, with an applicable margin ranging from 0.00% to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended (the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At October 26, 1998, the average interest rate on Credit Facility borrowings was 6.49%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








LIQUIDITY AND CAPITAL RESOURCES, Continued

As of October 26, 1998, the Company had $400.0 million of outstanding indebtedness under the Term Loan, $290.0 million of outstanding indebtedness under the Revolving Credit Facility, and available borrowings of $460.0 million.

Debt and Equity Offerings

In February 1998, the Company completed offerings of 5.1 million shares of common stock, 8% Senior Subordinated Notes due 2010, and 4 3/4% Liquid Yield Option Notes (collectively the "February 1998 Offerings"). Net proceeds from the February 1998 Offerings were $525.0 million, of which $197.5 million was used to pay off the then outstanding balance of the Revolving Credit Facility. The remaining proceeds were utilized in the Nationwide Transaction (See Completed Acquisitions and Dispositions).

Investing Activities

Cash flows used for investing activities were $700.1 million for the first nine months of 1998 as compared to $487.5 million for the first nine months of 1997. The variations from year to year are related to station acquisition activity, as described below, as well as the sale of the Company's investments in the News Corp. Warrants and Paxson Communications Corporation stock and station dispositions.

Completed Acquisitions and Dispositions

In August 1998, the Company completed the acquisition of substantially all broadcast related assets of Nationwide Communications Inc. ("Nationwide") for total cash consideration of approximately $555 million, of which $30.0 million was placed in escrow in 1997, plus acquisition costs. Simultaneously with the Nationwide acquisition, but in separate transactions, the Company effected the exchange and sale of certain radio stations in order to satisfy antitrust concerns raised by the Department of Justice in connection with the Nationwide acquisition. For financial reporting purposes, the Company recorded the exchange of eight radio stations as sale transactions, receiving non-cash consideration in the form of nine radio stations with aggregate fair values of $195 million. Additionally, one other radio station was sold for $10.1 million in cash. The following radio stations were included in the transactions:

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

                             Stations            Stations Received
Purchased from               Exchanged              in Exchange
  Nationwide                  or Sold               Transaction

WCOL-FM, WFII-AM,        WLVQ-FM, WAZU-FM,         WMJI-FM, WMMS-FM
WNCI-FM (Columbus, OH)   WHOK-FM (Columbus, OH)    (Cleveland)

WPOC-FM (Baltimore)      WKNR-FM (Cleveland)       KUFX-FM (Fremont, CA)

WGAR-FM (Cleveland)      KSGS-AM, KMJZ-FM          WOCT-FM, WCAO-AM
                         (Minneapolis)             (Baltimore)

KDMX-FM, KEGL-FM         KKLQ-FM, KJQY-FM          KLOU-FM, KSD-FM
(Dallas)                 (San Diego)               (St. Louis)

KHMX-FM, KTBZ-FM                                  KOME-FM
(Houston)                                         (San Jose, CA)

KSGS-AM, KMJZ                                     WTAE-FM (Pittsburgh)
(Minneapolis)

KGLQ-FM, KZZP-FM
(Phoenix)

KMCG-FM, KXGL-FM
(San Diego)

Additionally, during the first nine months of 1998, the Company completed the following: acquisitions of two radio stations and the assets of 29 radio stations in seven existing and twelve new broadcast areas; one like-kind exchange, whereby the Company exchanged four stations in one broadcast area for six stations in another broadcast area; the disposition of three stations, and; acquisitions of two and the assets of three broadcasting related businesses. The Company paid cash consideration for the above transactions of approximately $145.9 million in cash in the first nine months of 1998, in addition to approximately $18.8 million placed in escrow in 1997 and the assumption of approximately $5.9 million in debt owed to a wholly-owned subsidiary of the Company. The Company received cash consideration of approximately $0.3 million for the sale of three stations in two broadcast areas. The acquisitions were funded through borrowings under the Credit Facility.

Pending Acquisitions and Dispositions

The Company has entered into agreements to purchase the stock of one and acquire the assets of 40 radio stations in seven existing and 14 new markets for approximately $156.1 million in cash, of which approximately $11.3 million has been placed in escrow, to exchange the assets of one station for another station in the same broadcast area, and to dispose of the assets of three stations in one broadcast area for approximately $0.7 million in cash.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES, Continued

The Company will finance its pending acquisitions from borrowings under the Revolving Credit Facility. The Company anticipates after financing all pending acquisitions, available borrowings under the Revolving Credit Facility will be approximately $315 million.

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

Capital Expenditures

The Company had capital expenditures of $23.4 million and $12.5 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's capital expenditures consist primarily of broadcasting equipment, tower upgrades, and purchases related to the Company's plan to replace and upgrade business, programming, and connectivity technology.

Operating Activities

For the nine months ended September 30, 1998, cash flow provided by operating activities was $64.6 million, as compared to $31.1 million for the nine months ended September 30, 1997. The change is primarily due to an increase in operating income related to acquisitions.

RESULTS OF OPERATIONS

The Nine Months Ended September 30, 1998 Compared to the Nine
Months Ended September 30, 1997

Broadcast revenue for the first nine months of 1998 was $597.2 million, an increase of $183.5 million or 44.4% from $413.7 million during the first nine months of 1997. This increase resulted primarily from the revenue generated at those properties owned or operated during the first nine months of 1998 but not during the comparable 1997 period, including revenues generated from commercial broadcast time received and rights fees from syndicated programming. On a "same station" basis - reflecting results from stations operated in the first nine months of both 1998 and 1997 - broadcast revenue for 1998 was $353.0 million, an increase of $46.5 million or 15.2% from $306.5 million for 1997. This increase resulted primarily from favorable ratings and a strong advertising environment.

Agency commissions for the first nine months of 1998 were $66.9 million, an increase of $22.2 million or 49.7% from $44.7 million during the first nine months of 1997 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for the first nine months of 1998 were $40.4 million, an increase of $4.9 million or 13.8% from $35.5 million for 1997 due to the increase in broadcast revenue.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








RESULTS OF OPERATIONS, Continued

Broadcast operating expenses for the first nine months of 1998 were $356.9 million, an increase of $105.4 million or 41.9% from $251.5 million during the first nine months of 1997. These expenses increased primarily as a result of expenses incurred at those properties owned or operated during the first nine months of 1998 but not during the comparable 1997 period. On a "same station" basis, broadcast operating expenses for the first nine months of 1998 were $204.6 million, an increase of $19.1 million or 10.3% from $185.5 million for the first nine months of 1997. This increase resulted primarily from increased selling and promotion costs.

Depreciation and amortization for the first nine months of 1998 and 1997 was $87.4 million and $53.1 million, respectively. This increase was due to acquisitions in the last three months of 1997 and the first nine months of 1998.

Operating income for the first nine months of 1998 was $73.0 million, an increase of $17.9 million or 32.5% from an operating income of $55.1 million for the first nine months of 1997.

Interest expense in the first nine months of 1998 was $76.6 million, an increase of $16.5 million from $60.1 million in the first nine months of 1997. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

The gain on sale and exchange of assets in 1998 resulted primarily from the exchange of two radio stations in San Diego, California and three radio stations in Columbus, Ohio in August 1998 - see "Completed Acquisitions and Dispositions". The gain on the sale and exchange of assets in 1997 resulted from the sale of the Company's investment in News Corp. Warrants in February 1997 and in Paxson Communications Corporation ("Paxson") stock in May 1997.

Income tax expense was $19.2 million and $6.5 million for the first nine months of 1998 and 1997, respectively. Income tax expense in the first nine months of 1998 included approximately $14.8 million in deferred tax expense related to gains recorded on the exchange of certain radio stations. The effective tax rate on pre-tax income excluding the tax effected gain on exchange of radio stations was approximately 64%, which differs from statutory tax rates, primarily due to non-deductible goodwill amortization from various acquisitions.

In the first nine months of 1997 the Company recognized an extraordinary loss of approximately $7.5 million, net of income tax credit, related to the write off of debt financing costs.

Net loss for the first nine months of 1998 was $1.4 million, compared to net loss of $5.4 million reported by the Company for the first nine months of 1997.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






RESULTS OF OPERATIONS, Continued

The Quarter Ended September 30, 1998 Compared to The Quarter
Ended September 30, 1997

Broadcast revenue for the third quarter of 1998 was $231.0 million, an increase of $69.3 million or 42.9% from $161.7 million during the same quarter of 1997. This increase resulted primarily from the revenue generated at those properties owned or operated during the third quarter of 1998 but not during the comparable 1997 period, including revenues generated from commercial broadcast time received and rights fees from syndicated programming. On a "same station" basis - reflecting results from stations operated since January 1, 1997 - broadcast revenue for 1998 was $128.9 million, an increase of $19.4 million or 17.7% from $109.5 million for 1997.

Agency commissions for the third quarter of 1998 were $26.4 million, an increase of $9.2 million or 53.5% from $17.2 million during the third quarter of 1997 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for the third quarter of 1998 were $14.7 million, an increase of $2.1 million or 16.7% from $12.6 million for the third quarter of 1997.

Broadcast operating expenses for the third quarter of 1998 were $128.8 million, an increase of $35.1 million or 37.5% from $93.7 million during the comparable period of 1997. These expenses increased primarily as a result of expenses incurred at those properties, including broadcast related service businesses, owned or operated during the third quarter of 1998 but not during the comparable period of 1997. On a "same station" basis, broadcast operating expenses for the third quarter of 1998 were $69.8 million, an increase of $5.8 million or 9.1% from $64.0 million for the comparable period of 1997. This increase resulted primarily from increased selling and promotion costs.

Depreciation and amortization for the third quarter of 1998 and 1997 was $31.2 million and $21.9 million, respectively. The increase was due to acquisitions during the last three months of 1997 and the first nine months of 1998.

Operating income for the third quarter of 1998 was $39.7 million, an increase of $14.2 million or 55.7% from an operating income of $25.5 million for the same period of 1997.

Interest expense for the third quarter of 1998 was $27.5 million, an increase of $6.5 million or 31.0% from $21.0 million for the comparable period in 1997. Interest expense increased due to an increase in outstanding debt that was incurred in connection with acquisitions.

The gain on the sale and exchange of assets in the third quarter of 1998 resulted primarily from the exchange of two radio stations in San Diego, California and three radio stations in Columbus, Ohio in August 1998 - see "Completed Acquisitions and
Dispositions".

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







RESULTS OF OPERATIONS, Continued

Income tax expense was $24.3 million for the third quarter of 1998 and $4.3 million for the third quarter of 1997. Income tax expense in the third quarter of 1998 included approximately $14.8 million in deferred tax expense related to gains recorded on the exchange of certain radio stations. The effective tax rate on pre-tax income excluding the tax effected gain on exchange of radio stations was approximately 69%, which differs from statutory tax rates, primarily due to non-deductible goodwill amortization from various acquisitions.

Net income for the third quarter of 1998 was $0.4 million, compared to a loss of $1.4 million reported by the Company for the comparable period in 1997.

Year 2000 Computer System Compliance

The year 2000 issue ("Y2K") is the result of computer programs written with date sensitive codes that contain two digits (rather than four) to define the year. As the year 2000 approaches, certain computer systems may be unable to accurately process certain date-based information as the program may interpret the year 2000 as 1900.

In March 1998 the Company began implementing the assessment phase of the Jacor Assessment and Compliance Plan to address the Y2K issue in each broadcast area and has substantially completed a Y2K assessment phase of its computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems (ii) traffic scheduling and billing systems (iii) accounting and financial reporting systems, and (iv) local and wide area networking infrastructure. As part of the assessment phase, the Company has initiated formal communication with all of its key business partners to identify their exposure to the year 2000 issue. This assessment will target potential external risks related to Y2K and is still in progress, but is expected to be completed by the first quarter of 1999. Key business partners include local and national advertisers, suppliers of communication services, financial institutions and suppliers of utilities. Amounts related to the assessment phase are primarily internal costs, are expensed as incurred, and have not been material to date and are not expected to be material through completion of the phase.

The remediation phase is the next step in the Company's Y2K plan. Activities during this phase are in progress and include the actual repair, replacement, or upgrade of the Company's systems based on the findings of the assessment phase. New systems which have been fully implemented and are Y2K compliant include accounting and financial reporting and local and wide area networks. A new digital audio system platform is currently being implemented for all broadcast areas. The project is approximately 60% complete and is expected to be completed in the first quarter of 1999. Costs related to these new systems are included in capital expenditures - see "Capital Expenditures". The Company currently utilizes different software vendors for traffic scheduling and billing and is currently evaluating the replacement of all such systems with a new standardized system for all broadcast areas. The traffic systems currently utilized are all Y2K compliant, therefore the selection and implementation of the new standardized system is not time critical with respect to Y2K.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






RESULTS OF OPERATIONS, Continued

The final plan phase, the testing phase, will include the actual testing of the enhanced and upgraded systems. This process will include internal and external user review confirmation, as well as unit testing and integration testing with other system interfaces. The testing schedule is being developed and will begin during the first quarter of 1999 and is expected to be completed by the end of the second quarter. Based on test results and assessment of outside risks, contingency plans will be developed as determined necessary. The Company would expect to complete such plans by the end of the third quarter of 1999.

The Company anticipates minimal business disruption from both external and internal factors. However, possible risks include, but are not limited to, loss of power and communication links which are not subject to the Company's control. The Company believes that its Y2K compliance issues from all phases of the Jacor Assessment and Compliance Plan will be resolved on a timely basis and that any related costs will not have a material impact on the company's operations, cash flows, or financial condition of future periods.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 5.  Other Information

In August 1998, the Company entered into an advisory agreement with Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest stockholder, the Zell/Chilmark Fund L.P. The advisory agreement provides that EGI will provide the Company with consulting services with respect to certain proposed mergers, acquisitions and similar transactions and will be compensated for such services in accordance with the fee schedule set forth in the agreement. A copy of the advisory agreement is attached as an exhibit to this Form 10-Q. EGI has performed similar services for the Company in the past and has been compensated for such services as mutually agreed by the Company and EGI. Two of the Company's directors, Samuel Zell and Sheli Rosenberg, are the Chairman of the Board and Chief Executive Officer of EGI, respectively. In addition, Rod Dammeyer and Philip Handy, directors of the Company, are managing directors of Equity Corporate Investments, an EGI affiliate.

On October 8, 1998, the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub. The merger agreement provides for a tax-free, stock-for-stock exchange whereby the Company will become a wholly-owned subsidiary of Clear Channel. For more information about the proposed merger, see the Company's Form 8-K filed with the Securities and Exchange Commission on October 9, 1998 as referenced in Item 6(b) of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Number    Description                                                Page

10.1(+)   Advisory Agreement dated August 26, 1998 between
                the  Company  and Equity Group Investments,  Inc.     27

27        Financial Data Schedule                                     33
___________

(+)  Management Contracts and Compensatory Arrangements.

(b)  Reports on Form 8-K

     The following Form 8/KA and Form 8-K were filed during the third quarter of 1998:
     Form 8-K/A dated August 14, 1998. On August 14, 1998, the Company amended its prior Form 8-K, originally dated January 5, 1998 and amended on January 21, 1998 and April 30, 1998, relating to the Company's entering into of a definitive agreement to purchase the assets of 17 radio stations from Nationwide Communications, Inc. and its affiliated entities. This amendment was filed to include the historical unaudited financial statements of Nationwide Communications for the six months ended June 30, 1998 and the unaudited pro forma financial statements for such six months period reflecting the financial statement effect of such acquisition on the Company.

            JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES









     Form 8-K dated September 15, 1998. This Form 8-K included the audited historical financial statements of Tsunami Communications, Inc. and M3X, Inc. The Company filed these financial statements because the financial statements of these acquired subsidiaries were not part of the Company's historical audited consolidated financial statements, but were required to be filed in conjunction with these new subsidiaries' guarantees of certain debt securities that might subsequently be offered by the Company pursuant to its omnibus shelf registration previously filed with the Commission. The Company's acquisitions of these entities were immaterial to the Company.

     The following Form 8-K was filed during the fourth quarter of 1998:

     Form 8-K dated October 9, 1998. This Form 8-K described the Company's entering into of a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") and CCU Merger Sub. As described more fully in the Form 8-K, the merger agreement provides for a tax-free, stock-for-stock exchange whereby the Company will become a wholly-owned subsidiary of Clear Channel. The consideration to be provided to the Company's stockholders is also more fully described therein and elsewhere in this Form 10-Q.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  October 29, 1998      BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

                                          EXHIBIT  10.1




                        ADVISORY AGREEMENT

     THIS ADVISORY AGREEMENT ("Agreement"), dated as of August 26, 1998, is by and between Equity Group Investments, Inc. ("EGI") and Jacor Communications, Inc. (the "Company").

      WHEREAS, the Company believes that the experience of EGI in business and financial management generally, and merger and acquisition transactions in particular, as well as EGI's extensive knowledge of the Company and the Company's business, have been and continue to be of great benefit to the Company;

     WHEREAS, the Company desires to secure the services of EGI in the event that the Company or any subsidiary is party to or the subject of merger, acquisition and other similar transactions; and

      WHEREAS, EGI is willing to provide such services to the Company, and the Company desires to secure such services from EGI, subject to the compensation arrangements and other terms set forth in this Agreement.

     NOW, THEREFORE, in consideration of the foregoing premises and the respective agreements hereinafter set forth, and the mutual benefits to be derived herefrom, EGI and the Company, intending to be legally bound, hereby agree as follows:

      1. Engagement. The Company hereby engages EGI as the Company's non-exclusive financial advisor, and EGI hereby agrees to provide financial advisory services to the Company, all on the terms and subject to the conditions set forth below.

     2. Services of EGI to the Company. EGI hereby agrees during the term of this engagement to consult with the Company's senior management ("Management") in such manner and on such business and financial matters as may be reasonably requested from time to time by Management, with respect to each tender offer, stock or asset acquisition, stock or asset sale, merger, exchange offer, recapitalization or other similar transaction involving the Company or any direct or indirect subsidiary of the Company (a "Transaction").

      3. Personnel. EGI shall provide and devote the services of such officers and employees of EGI as EGI shall deem appropriate for the performance of this Agreement.

      4.    Advisory  Fees.   In  consideration  for  the  services
performed hereunder:

          (i) the Company shall pay EGI a fee in an amount equal to 35 basis points of the Enterprise Value of any Company Transaction; provided that such Enterprise Value is in excess of $15,000,000; and

          (ii) the Company shall pay EGI a fee in an amount equal to 75 basis points of the Equity Value of any Change of Control Transaction.

Advisory fees payable pursuant hereto shall in each such case be paid by or on behalf of the Company at the closing of the relevant Transaction.

      5. Expenses. The Company shall promptly reimburse EGI for such reasonable travel expenses and other out-of-pocket fees and expenses as may be incurred by EGI, its officers and employees in connection with the rendering of services hereunder, regardless of whether the Company Transaction or a Change of Control Transaction with respect to which such expenses and fees were incurred is consummated.

      6. Term. This Agreement will continue from the date hereof until terminated as provided in this Section 6. The Company shall have the right to terminate this Agreement by written notice to EGI upon the earliest to occur of (a) consummation of a Change of Control Transaction, and (b) the second anniversary of the date of this Agreement. EGI may terminate this Agreement at any time by written notice to the Company. No termination of this Agreement, whether pursuant to this paragraph or otherwise, shall affect the Company's obligations with respect to the fees payable to EGI in connection with completed or ongoing transactions (including any transactions with respect to which EGI rendered any services or performed any work, regardless of whether or not such transaction shall have been consummated during the term of this Agreement, so long as such transaction shall have been consummated within ninety days after expiration of such term), and fees, costs and expenses incurred by or on behalf of EGI in rendering services hereunder and not paid or reimbursed by the Company as of the effective date of such termination.

      7. Liability. None of EGI, its directors, officers, employees, shareholders, affiliates and agents shall be liable to the Company, any Company subsidiary or any of their respective affiliates for any loss, liability, damage or expense arising out of or in connection with the performance of services contemplated by this Agreement, unless such loss, liability, damage or expense shall be judicially determined to result directly from their gross negligence or intentional wrongdoing.

      8. Indemnification. The Company agrees to indemnify and hold harmless EGI and its directors, officers, employees, shareholders, affiliates and agents against and from any and all loss, liability, suits, claims, costs damages and expenses (including attorneys' fees) arising from their performance hereunder, except as a result of their judicially determined gross negligence or intentional wrongdoing.

     9. EGI as Independent Contractor. EGI and the Company agree that EGI shall perform services hereunder as an independent contractor, retaining control over and responsibility for its own operations and personnel. None of EGI and its officers, employees, affiliates and agents shall be considered officers and employees of the Company as a result of this Agreement nor shall any of them have authority to contract in the name of or bind the Company by reason of this Agreement, except as expressly agreed to in writing by the Company and EGI.

      10. Notices. All notices provided for or permitted to be given under this Agreement must be in writing and shall be deemed delivered: (a) upon delivery if delivered in person; (b) three business days after deposit in the United States mail, addressed to the recipient, postage paid and registered or certified with return receipt requested; (c) upon transmission if sent via telecopy, with a confirmation copy sent via overnight mail, provided that confirmation of such overnight delivery is received; or (d) one business day after deposit with a national overnight courier provided that confirmation of such overnight delivery is received. Such notices, demands and other communications shall be sent to each party at the address or telecopy number indicated below:



          If to EGI:Equity Group Investments, Inc.
                    Two North Riverside Plaza, Suite 600
                    Chicago, Illinois  60606
                    Attn:  Rod Dammeyer
                    Fax:  (312) 902-1512

          If to the
          Company:  Jacor Communications, Inc.
                    50 East RiverCenter Boulevard, 12th Floor
                    Covington, Kentucky 41011
                    Attn:     Chief Financial Officer
                    Fax: (606) 292-0222

      11. Entire Agreement; Modification. This Agreement (a) contains the complete and entire understanding and agreement of EGI and the Company with respect to the subject matter hereof, and (b) supersedes all unperformed prior understandings, conditions and agreements, oral or written, express or implied, respecting the engagement of EGI in connection with potential Company Transactions, Change of Control Transactions and the other subject matter hereof. This Agreement may be amended or modified in a writing duly executed by both of the parties hereto and not by any course of conduct, course of dealing or purported oral amendment or modification.

     12. Waiver of Breach. The waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach of that provision or any other provision hereof.

     13. Assignment. Neither EGI nor the Company may assign their rights or obligations under this Agreement without the express written consent of the other party hereto, except that EGI may assign (a) this Agreement to any EGI affiliate reasonably believed by EGI to be capable of adequately performing hereunder, and (b) any and all of its rights under this Agreement to receive payment of fees and reimbursement of EGI's expenses as provided in this Agreement.

     14. Successors. Subject to Section 13 hereof, this Agreement and all the obligations and benefits hereunder shall be binding upon and shall inure to the successors and permitted assigns of the parties.

      15. Counterparts. This Agreement may be executed and delivered by each party hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original and both of which taken together shall constitute one and the same agreement.

      16. No Strict Construction. The language used in this Agreement will be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any party hereto.

      17. CHOICE OF LAW. ALL ISSUES AND QUESTIONS CONCERNING THE CONSTRUCTION, VALIDITY, ENFORCEMENT AND INTERPRETATION OF THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE DOMESTIC LAWS OF THE STATE OF DELAWARE, WITHOUT GIVING EFFECT TO ANY CHOICE OF LAW OR CONFLICT OF LAW PROVISION OR RULE (WHETHER OF THE STATE OF DELAWARE OR ANY OTHER JURISDICTION) THAT WOULD CAUSE THE APPLICATION OF THE LAWS OF ANY JURISDICTION OTHER THAN THE STATE OF DELAWARE.

      18. Certain Defined Terms. For purposes of this Agreement, the following terms have the meanings ascribed to them below:

           "Change of Control Transaction" with respect to the Company means any of the following:


                    A. the acquisition by any individual, entity or group, in a single transaction or in a series of transactions, of all or substantially all of the assets or capital stock of the Company and its subsidiaries, taken as a whole; provided; however, that for purposes of this Section 18.A., any and all assets and capital stock sold, assigned or otherwise transferred or disposed of in order to satisfy actual or anticipated regulatory requirements in connection with a Company Transaction or a Change of Control Transaction shall be deemed to have been transferred to the individual, entity or group which is acquiring all or substantially all of the Company's other assets; or

                    B the consummation of a merger or consolidation (i) as a result of which, the holders of all of the issued and outstanding common stock of the Company immediately prior to such transaction own less than 50% of the issued and outstanding common stock of the Company or surviving corporation, as the case may be, or (ii) constituting a "merger of equals" if after giving effect thereto, less than 60% of the members of the Board of Directors of the Company or surviving corporation were, immediately prior to such transaction, members of the Board of Directors of the Company.

          "Company Transaction" means any Transaction that is not a Change of Control Transaction.

            "Enterprise Value" means the total value of the transferred asset(s) or securities including, without limitation, the aggregate amount of consideration (including the fair market value of securities issued or sold) required to complete such Transaction plus the amount of indebtedness, preferred stock or similar items assumed or remaining outstanding. In the event of a transaction involving the "swap" of assets (with or without other consideration), the Enterprise Value shall be determined based on the average value of the assets transferred by the Company and the Assets received by the Company in exchange therefor, as reasonably determined by the Company and agreed to by EGI, taking into account third-party valuations, if any.

           "Equity Value" means (A) the sum of the product of (x) the per-share consideration payable for each class or series of securities in connection with such Transaction, and (y) the number of fully diluted shares of each such class or series of the Company, which number shall include, without limitation, all issued and outstanding shares, plus all director, officer, employee and other options and units, all contingent shares, warrants and LYONs, and all other securities and contract rights convertible, exercisable or exchangeable directly or indirectly, for or into common shares, in each case, on an "as converted" basis and without regard to whether such securities or rights are currently "in the money," exercisable, convertible or exchangeable or whether the holder thereof elects to participate in the Transaction or has the right to so elect, less (B) the aggregate amount of proceeds payable to the Company in respect of the conversion, exercise and exchange, as the case may be, of the securities and rights referred to in clause (y) above. As clarification (and not by way of limitation), the Company and EGI acknowledge and agree that the number of fully diluted Company shares as of the date hereof, calculated in the manner provided above, is approximately 66,257,000 and, as set forth in the example attached hereto as Schedule A, would result in an Equity Value calculation as set forth in such Schedule.

      IN WITNESS WHEREOF, EGI and the Company have caused this Agreement to be duly executed and delivered on the date and year first above written.




                                   EQUITY GROUP INVESTMENTS, INC.

                                   By: Rod Dammeyer
 _______________________________

                                   Its:
_______________________________

                                   JACOR COMMUNICATIONS, INC.

                                   By: R. Christopher Weber
 _______________________________

                                   Its: SVP & CFO
_______________________________