Form 10-K/A
period 1997-12-31
JACOR COMMUNICATIONS INC
filed 1999-02-23
CIK 702808

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


                                                                                            Target
                                        1997 Combined                            Demographic
Broadcast             Pending           Radio Revenue                Target       Share %/
Area/Station(1)      Acquisition(P)         Rank         Format    Demographic     Rank(2)
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

Chillicothe, OH(8)                          N/A
 WBEX-AM(4)            P                              Talk          Adults 35-64     -
 WKKJ-FM(4)            P                              Country       Adults 25-54     -

Findlay, OH(8)                              N/A
 WQTL-FM                                              Classic Hits  Adults 25-54     -
 WHMQ-FM                                              Country       Adults 25-54     -

                                                                                    Target
                                        1997 Combined                             Demographic
Broadcast             Pending           Radio Revenue                  Target       Share %/
Area/Station(1)      Acquisition(P)         Rank          Format     Demographic    Rank(2)
Fort Collins/Greeley, CO                    N/A
 KCOL-AM                                              News Talk     Adults 35-64   2.5/12(T)
 KPAW-FM                                              Adult Cont./
                                                      Oldies        Adults 25-54   5.1/4(T)
 KGLL-FM                                              Country       Adults 25-54   3.8/8
 KIIX-AM(4)            P                              Nostalgia     Adults 35-64   1.0/21(T)

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
 WNCG-FM                                              Oldies       Adults 25-54      -

Sarasota/Bradenton, FL                      N/A
 WSRZ-FM                                              Oldies        Adults 25-54    8.1/1
 WYNF-FM                                              Rock          Men 25-54       5.5/6(T)
 WSPB-AM(3)                                           Talk          Men 35-64        -


Springfield, OH(8)                          N/A
 WIZE-AM                P                             Nostalgia    Adults 35-64      -

Twin Falls, ID(8)                           N/A
 KLIX-AM                                              News Talk    Adults 25-54      -
 KEZJ-FM                                              Country      Adults 25-54      -
 KLIX-FM                                              Oldies       Adults 25-54      -

                                                                                    Target
                                        1997 Combined                             Demographic
Broadcast             Pending           Radio Revenue                  Target       Share %/
Area/Station(1)      Acquisition(P)         Rank          Format     Demographic    Rank(2)
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



Jacor's broadcasting related services include comprehensive radio research services and a national, in-house sales force. Premiere Radio Networks, Inc.'s, ("Premiere"), mediabase research service provides music play-list and on-air promotion tracking and call-out research for seven radio formats, which research services help radio station affiliates increase their audience share and ratings. Instead of requiring cash payments, Jacor provides the research services in exchange for the right to broadcast an agreed amount of commercial advertisements during the radio station's broadcasts. This practice makes Jacor's services more attractive to radio stations which have limited cash resources and/or excess inventory of available advertising time. The total amount of broadcast time that Jacor has available for sale to advertisers constitutes Jacor's commercial broadcast inventory.



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

Certain of the Company's indirect, wholly-owned subsidiaries hold all of the Company's broadcast licenses. Because all of those subsidiaries are owned entirely by U.S. entities, the Company fully satisfies the 20% Alien ownership test. The Company must also satisfy the 25% Alien ownership test because it is the parent holding company of those subsidiaries that hold broadcast licenses.

The Company does not know the exact percent of the Company which is currently owned or voted, either directly or indirectly, by Aliens. However, the Company conducted a thorough survey in 1994 of its public shareholders relating to Alien ownership. The survey indicated that Alien ownership was substantially less than 25%. The Company has no reason to expect a substantial change in the proportion of Alien ownership of its publicly-held stock as a result of subsequent public offerings. All stock issued under the public offerings were through the Depository Trust Company, which requires its participants to segregate for recordation purposes those stock purchases made by or on the behalf of Aliens. The Company has not learned of any significant changes in Alien ownership. To the extent that the Company learns in the future of significant changes in Alien ownership, it has the corporate power to redeem stock of its shareholders to the extent necessary to remain in compliance with FCC and Communications Act requirements.

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

Jacor does not believe that the FCC's existing ownership rules restrict its operations in any material manner. The FCC's existing station ownership rules may restrict Jacor from acquiring radio and/or television stations in markets where Jacor has, or would like to be, a significant presence. Jacor also considers the impact of the FCC's station ownership rules when evaluating possible acquisitions. If the FCC's numerical ownership limits would be exceeded as a result of an acquisition, Jacor would need to divest one or more of either the stations to be acquired or Jacor's existing stations as a prerequisite to obtaining FCC approval of the transaction.

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



Jacor believes the foregoing discussion provides the reader with all material aspects of FCC regulations that affect Jacor. Reference is made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information.



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



The Company's broadcasting services include the distribution of syndicated radio programs and comprehensive radio research services. The Company enters into contracts with radio stations throughout the country to supply them with syndicated programs such as "The Rush Limbaugh Show" and "The Dr. Laura Schlessinger Show". The Company generates revenue from distributing its syndicated programming in two ways: (i) by selling commercial broadcast inventory received in exchange for the syndicated programming, and (ii) cash programming fees. Aside from the "Rush Limbaugh Show" and "The Dr. Schlessinger Show", most of the Company's syndicated programs are sold in exchange for commercial broadcast inventory. In those cases, the Company's revenues depend on how successful the Company is in selling air time to advertisers at attractive rates.

The Company, through its wholly owned subsidiary, Premiere Radio Networks, Inc. ("Premiere"), also provides research services, including music play-list and on-air promotion tracking and call-out research, for seven radio formats, in exchange for commercial broadcast inventory instead of on a cash basis. This practice makes the services more attractive to radio stations which have limited cash resources and/or excess commercial broadcast inventory.

Premiere's in house sales force sells commercial broadcast inventory to more than 350 national advertisers. The Company leverages its sales force and generates additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party networks and independent syndicated programming and service suppliers that do not have their own sales forces.



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

                  JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Debt and Equity Offerings



In May 1997, the Company completed an offering of 6,650,000 shares of common stock at $31.00 per share (the "Offering"). The over-allotment option was also exercised by the underwriters resulting in the issuance of an additional 997,500 shares. After the payment of underwriting discounts of $1.31 per share, the proceeds to the Company from the Offering were approximately $227.0 million. Concurrently with the Offering, the Company sold 673,628 shares of common stock to affiliated designees of the Company's largest shareholder, The Zell/Chilmark Fund L.P., at the identical net per share price of $29.69 for proceeds of $20.0 million.



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



See the table beginning on page 5 for a detailed list by market of the 180 radio stations owned and operated by the Company, assuming that all pending acquisitions and dispositions are completed.

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


RESULTS OF OPERATIONS

The Year Ended 1997 Compared to The Year Ended 1996


Broadcast revenue for 1997 was $595.2 million, an increase of $344.7 million or 137.6% from $250.5 million during 1996. This increase resulted primarily from the revenue generated at those properties owned or operated during 1997 but not during 1996, including revenues generated from commercial broadcast time received and rights fees from recently acquired syndicated programming. On a "same station" basis - reflecting results from stations operated for the entire twelve months of both 1997 and 1996 - broadcast revenue for 1997 was $167.5 million, an increase of $17.7 million or 11.8% from $149.8 million for 1996. The increase resulted primarily from favorable ratings and a strong advertising environment.

Agency commissions for 1997 were $64.7 million, an increase of $38.0 million or 142.3% from $26.7 million during 1996 due to the increase in broadcast revenue. On a "same station" basis, agency commissions for 1997 were $17.4 million, an increase of $1.6 million or 10.1% from $15.8 million for 1996, due to the increase in broadcast revenue.

Broadcast operating expenses for 1997 were $356.8 million, an increase of $205.7 million or 136.1% from $151.1 million during 1996. These expenses increased primarily as a result of expenses incurred at those properties, including broadcast related service businesses, owned or operated during 1997 but not during 1996. On a "same station" basis, broadcast operating expenses for 1997 were $103.1 million, an increase of $8.2 million or 8.6% from $94.9 million for 1996. The increase resulted primarily from increased selling, programming, and promotion expenses.

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

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
         for the years ended December 31, 1997, 1996 and 1995
              (In thousands, except per share amounts)


                                       1997           1996           1995


    Broadcast revenue              $  595,229     $  250,461     $  133,103
         Less agency commissions       64,655         26,700         14,212

            Net revenue               530,574        223,761        118,891

    Broadcast operating expenses      356,783        151,065         87,290
    Depreciation and amortization      78,485         23,404          9,483
    Corporate general and
       administrative expenses         14,093          9,932          3,501

            Operating income           81,213         39,360         18,617

    Interest expense                  (82,315)       (32,244)        (1,444)
    Gain on sale of assets             11,135          2,539           -

    Other income                        3,452          6,342          1,260
    Other expense                        (481)          (626)          (168)

         Income before
              income taxes and
              extraordinary loss       13,004         15,371         18,265

    Income tax expense                 (9,600)        (7,300)        (7,300)

     Income before
        extraordinary loss              3,404          8,071         10,965

     Extraordinary loss, net
        of income tax benefit          (7,456)        (2,966)          -

            Net (loss) income      $   (4,052)    $    5,105     $   10,965

    Basic net (loss) income
      per common share:
         Before extraordinary loss    $ .08          $ .32          $ .58
         Extraordinary loss            (.18)          (.12)           -
          Net (loss) income
              per common share        $(.10)         $ .20            $ .58

    Diluted net (loss) income
     per common share:
        Before extraordinary loss     $ .08          $ .30          $ .53
        Extraordinary loss             (.18)          (.11)           -
          Net (loss) income
             per common share         $(.10)         $ .19          $ .53

    Number of common shares used
       in Basic calculation           40,460         25,433         18,908

    Number of common shares used
       in Diluted calculation         42,163         26,442         20,532



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

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1997, 1996 and 1995
                                (In thousands)
                               (Continued)


                                             1997         1996         1995
Cash flows from investing activities:
  Capital expenditures                    $ (19,980)    $ (11,852)    $ (4,969)
  Cash paid for acquisitions               (680,206)     (826,302)     (34,008)
  Deposits on broadcast stations            (51,410)      (23,608)        -
  Purchase of intangible assets                -             -         (15,536)
  Proceeds from sale of assets               93,263         6,595         -
  Loans originated and other                   -           (4,097)      (9,827)
Net cash used by investing
          activities                       (658,333)     (859,264)     (64,340)


Cash flows from financing activities:
  Issuance of long-term debt                627,700       973,000       45,500
  Issuance of common stock                  246,161       316,726          758
  Repayment of long-term debt              (310,200)     (471,600)         -
  Payment of financing costs                (13,659)      (27,435)         -
  Stock options exercised                     2,272          -             -
  Issuance of LYONs                            -          115,172          -
  Purchase of common stock                     -             -         (21,694)
  Other                                         606          (806)        (387)

Net cash provided by
    financing activities                    552,880       905,057       24,177

Net (decrease) increase in cash
  and cash equivalents                      (49,413)       70,700      (19,538)
Cash and cash equivalents at
  beginning of year                          78,137         7,437       26,975

Cash and cash equivalents at
        end of year                       $  28,724     $  78,137     $  7,437

Supplemental disclosures of cash
flow information:
  Cash paid for:
     Interest                            $  72,191     $   5,300     $  1,400
     Income taxes                        $   5,383     $   4,992     $  6,662

Supplemental schedule of non-cash
investing and financing activities:
  Fair value of assets exchanged          $ 120,000     $ 170,000          -
  Liabilities assumed in acquisitions     $ 120,325     $ 296,187          -






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

          FCC Broadcasting licenses       40 Years

          Goodwill                        40 Years
          Contracts and other
             intellectual property      3 to 25 Years


     Effective January 1, 1996, the Company adopted Statement of Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Prior to 1996, the Company accounted for the impairment of intangible assets under Accounting Principles Board (APB) opinion No. 17. The adoption of this statement did not impact the Company's policy for reviewing the carrying value of intangible assets. The carrying value of intangible assets is reviewed by the Company when events or circumstances suggest that the recoverability of an asset may be impaired. If this review indicates that goodwill, FCC licenses and other intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the goodwill, FCC licenses and other intangible assets will be reduced to their respective fair values.



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



     The 10 1/8% Notes, 9 3/4% Notes and 8 3/4% Notes (the "Notes") are obligations of JCC, and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC is a wholly-owned subsidiary of Jacor and the Subsidiary Guarantors are wholly-owned subsidiaries of JCC. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. JCC's credit facility and the terms of the indentures governing the Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.



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

