Form 10-Q/A
period 1998-09-30
JACOR COMMUNICATIONS INC
filed 1999-02-23
CIK 702808

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Upon consummation of the Merger, a change in control event will have occurred with respect to covenants in the Company's credit facility, liquid yield option notes and each outstanding issue of the senior subordinated notes. Such change in control would give the credit facility lenders the right to require repayment of amounts borrowed under the facility, and require the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date. Total amounts which could potentially become payable, assuming the merger was completed on September 30, 1998, are approximately $1.537 billion. The Company believes that financing to repay any debt which may come due upon consummation of the merger will be provided or arranged by Clear Channel.

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