Form 10-K
period 1998-12-31
JACOR COMMUNICATIONS INC
filed 1999-03-31
CIK 702808

FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998
                               OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                  Commission File No. 0-12404


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

The aggregate market value of the voting stock held by nonaffiliates of Registrant as of March 5, 1999 was $2,740,222,985.
The number of common shares outstanding as of March 5, 1999 was 51,604,962.

There are 124 pages in this document.
The index of exhibits appears on page 110.

                   JACOR COMMUNICATIONS, INC.
                     INDEX TO ANNUAL REPORT
                          ON FORM 10-K





                                                                   Page
Part I
  Item 1  Business                                                   3
  Item 2  Property Holdings                                         36
  Item 3  Legal Proceedings                                         36
  Item 4  Submission of Matters to a Vote of Security Holders       37

Part II
  Item 5  Market for Registrant's Common Equity and Related
            Stockholder Matters                                     40
  Item 6  Selected Financial Data                                   41
  Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     43
  Item 7A Quantitative and Qualitative Disclosures about
            Market Risk                                             *
  Item 8  Financial Statements and Supplementary Data               54
  Item 9  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                     *

Part III
  Item 10 Directors and Executive Officers of Registrant            94
  Item 11 Executive Compensation                                    98
  Item 12 Security Ownership of Certain Beneficial Owners and
            Management                                             105
  Item 13 Certain Relationships and Related Transactions           108

Part IV
  Item 14 Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                            110



 *  - The response to this Item is "none".

Item 1.  BUSINESS

Jacor Communications, Inc. ("Jacor" or the "Company") is a holding company engaged primarily in radio broadcasting and providing related services to radio broadcasting companies. The Company operates in one reportable segment - Radio. As of March 5, 1999, the radio segment includes 237 radio stations owned and/or operated in 66 broadcast areas throughout the United States and Premiere Radio Networks, Inc., a radio syndication business. Other aggregated segments include two television stations located in the Cincinnati and Defiance, Ohio broadcast areas and other miscellaneous immaterial broadcast related businesses.

Jacor has also entered into agreements to acquire an additional six radio stations, which will expand its presence in two existing broadcast areas and allow the Company to enter two new broadcast areas, and to dispose of one radio station.

In October 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction. Upon consummation of the merger each outstanding share of Jacor common stock will be converted into Clear Channel common stock, based upon predetermined conversion ratios. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of the merger.

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

Strategic Acquisitions of Complementary Stations and Broadcast Related Businesses. Jacor focuses its acquisition strategy on acquiring stations with powerful broadcast signals that complement its existing portfolio and strengthen its overall competitive position. By operating multiple stations within its broadcast areas, Jacor seeks to position itself as the most efficient advertising medium in a geographic location, providing advertisers with a wide access to a variety of demographic groups through a single purchase of advertising time. Through the acquisition of additional stations within an existing broadcast area, Jacor spreads its fixed costs over a larger base of stations and creates operating efficiencies enabling it to generate higher broadcast cash flow. Jacor may enter additional broadcast areas, domestic or international, through acquisitions of radio groups that have multiple station platforms and/or through acquisitions of individual stations in new locations where Jacor believes a revenue-leading position can be created.

Additionally, Jacor strengthens its strategic position in the radio industry through the acquisition and operation of businesses that provide services to radio broadcasting companies. Jacor owns a leading producer and distributor of syndicated radio programming, research, and other services, two leading providers of syndicated talk radio programming, a leading provider of satellite and network services for the radio broadcasting industry and a leading provider of traffic reporting services in the San Diego and Los Angeles, California broadcast areas.

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

Radio Station Overview

The following table and the accompanying footnotes set forth certain information as of March 5, 1999 regarding the 243 radio stations that will be owned and/or operated by Jacor upon completion of all pending acquisitions and dispositions (excluding the effect of the pending merger with Clear Channel Communications, Inc.).

                                                                                  Target
                                        1998 Combined                           Demographic
Broadcast             Pending           Radio Revenue                  Target    Share %/
Area/Station(1)      Acquisition (P)        Rank        Format      Demographic   Rank(2)

Los Angeles, CA                              6
 KXTA-AM(3)                                           Sports        Men 25-54        -
 KIIS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    4.5/7
 KACD-FM                                              Adult
                                                      Alternative   Adults 25-54    0.7/31T
 KBCD-FM                                              Adult
                                                      Alternative   Adults 25-54    0.2/33T
San Francisco/Walnut Creek, CA               9
 KXJO-FM(fka KZSF-FM)(3)                              Rock          Men 18-34        -
 KFJO-FM                                              Rock          Men 18-34       0.7/30T

Dallas, TX                                   5
 KDMX-FM                                              Hot Adult
                                                      Contemporary  Adults 18-34    6.9/4
 KEGL-FM                                              Rock          Men 18-34       9.8/1

Houston, TX                                  4
 KHMX-FM                                              Hot Adult
                                                      Contemporary  Adults 25-54    5.7/3T
 KTBZ-FM                                              Alternative   Men 18-34       8.4/4
 KKTL-FM(3)                                           Alternative   Men 18-34        -

Atlanta, GA                                  2
 WGST-AM                                              News Talk     Men 25-54       2.0/18
 WGST-FM(4)                                           News Talk     Men 25-54       3.6/11T
 WKLS-FM                                              Rock          Men 18-34      10.5/2T
 WPCH-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     7.5/4
 WMKJ-FM(3)            P                              Soft Adult
                                                      Contemporary  Women 25-54       -

Denver, CO                                   1
 KHOW-AM                                              Talk          Adults 25-54    3.6/12T
 KOA-AM                                               News Talk /
                                                      Sports        Men 25-54       7.9/2
 KTLK-AM                                              Talk          Adults 35-64    1.5/17
 KBCO-FM                                              Adult
                                                      Alternative   Adults 25-54    6.7/3
 KBPI-FM                                              Alternative   Men 18-34      15.7/1
 KHIH-FM                                              Smooth Jazz   Adults 25-54    4.7/8
 KRFX-FM                                              Classic Rock  Men 25-54      12.5/1
 KTCL-FM                                              Alternative   Men 18-34       4.6/8


                                                                                     Target
                                        1998 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank         Format     Demographic      Rank(2)

Phoenix, AZ                                  6
 KMXP-FM                                              Classic Hits  Adults 25-54    4.5/9
 KZZP-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    8.0/3
San Diego, CA (5)                            1
 KOGO-AM                                              Talk          Adults 25-54    3.2/13T
 KPOP-AM                                              Nostalgia     Adults 35-64    2.6/12
 KSDO-AM                                              News Talk     Men 25-54       1.1/22
 KGB-FM                                               Classic Rock  Men 25-54      10.4/1
 KHTS-FM                                              Rhythmic      Adults 18-34    7.3/5
 KIOZ-FM                                              Rock          Men 18-34      11.8/1
 KJQY-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     4.1/5
 KMSX-FM                                              Hot Adult
                                                      Contemporary  Adults 25-54    1.8/20

St. Louis, MO                                2
 KATZ-AM                                              Gospel        Adults 35-64    2.3/16
 KATZ-FM                                              Rhythm/Blues  Adults 25-54    5.1/8T
 KMJM-FM                                              Urban
                                                      Contemporary  Adults 18-34   10.7/1
 KSLZ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    6.1/6T
 KSD-FM                                               Hot Adult
                                                      Contemporary  Adults 25-54    4.1/12
 KLOU-FM                                              Oldies        Adults 25-54    5.6/6

Cincinnati, OH                               1
 WCKY-AM                                              Sports        Men 25-54       1.4/16
 WKRC-AM                                              News Talk     Adults 35-64    6.2/5T
 WLW-AM                                               News Talk /
                                                      Sports        Men 25-54      10.1/2
 WSAI-AM                                              Nostalgia     Adults 35-64    2.4/11T
 WKFS-FM                                              Contemporary
                                                      Hit Radio     Women 18-34     6.0/7
 WEBN-FM                                              Album
                                                      Oriented Rock Men 18-34      23.2/1
 WOFX-FM                                              Classic Rock  Men 25-54       8.2/3
 WVMX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     8.2/4

Tampa, FL                                    1
 WDAE-AM                                              Sports        Men 25-54       1.7/19T
 WFLA-AM                                              News Talk /
                                                      Sports        Adults 35-64    5.2/4T
 WAKS-FM                                              Hot Adult
                                                      Contemporary  Women 18-34     5.3/9
 WDUV-FM                                              Easy Listening
                                                      /Nostalgia    Adults 35-64    6.1/3
 WFLZ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   11.5/2
 WTBT-FM                                              Classic Rock  Men 25-54      12.5/1
 WXTB-FM                                              Rock          Men 18-34      22.5/1

                                                                                    Target
                                        1998 Combined                             Demographic
Broadcast             Pending           Radio Revenue                  Target       Share %/
Area/Station(1)      Acquisition (P)        Rank         Format     Demographic     Rank(2)
Portland, OR                                 1
 KEWS-AM                                              News Talk     Adults 35-64    4.5/7
 KEX-AM                                               Full Service/
                                                      Adult Cont.   Adults 35-64    5.2/5
 KKCW-FM                                              Adult
                                                      Contemporary  Women 25-54    12.1/1
 KKRZ-FM                                              Contemporary
                                                      Hit Radio     Women 18-34    18.9/1

Baltimore, MD                                4
 WPOC-FM                                              Country       Adults 25-54    6.9/4
 WOCT-FM                                              Classic Rock  Men 25-54       5.5/8
 WCAO-AM                                              Contemporary
                                                      Gospel        Adults 35-64    2.5/11

Cleveland, OH                                1
 WTAM-AM                                              News Talk     Men 25-54       8.3/4
 WGAR-FM                                              Country       Adults 25-54    6.4/6
 WMJI-FM                                              Oldies        Adults 25-54    9.8/1
 WMMS-FM                                              Rock          Men 18-34      15.3/1
 WMVX-FM                                              Hot Adult
                                                      Contemporary  Adults 25-54    7.4/6

Columbus, OH                                 1
 WFII-AM                                              Talk          Adults 35-64    2.2/11
 WTVN-AM                                              News Talk /
                                                      Sports        Adults 35-64    9.0/2
 WCOL-FM                                              Country       Adults 25-54    8.5/2
 WNCI-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   13.0/1
 WZAZ-FM                                              Alternative   Adults 18-34    4.7/7

Salt Lake City, UT                           3
 KALL-AM                                              Talk          Adults 35-64    2.6/13
 KNRS-AM                                              News Talk     Adults 35-64    4.1/6
 KWLW-AM                                              Classic
                                                      Country       Adults 35-64    0.1/30T
 KKAT-FM                                              Country       Adults 25-54    3.8/9
 KODJ-FM                                              Oldies        Adults 25-54    6.7/2
 KURR-FM                                              Rock          Men 18-34       5.2/7
 KZHT-FM                                              Contemporary
                                                      Hit Radio     Women 18-34     7.7/4

Las Vegas, NV                                2
 KQOL-FM                                              Oldies        Adults 25-54    4.2/11
 KFMS-FM                                              Country       Adults 25-54    3.6/12
 KSNE-FM                                              Adult
                                                      Contemporary  Women 25-54     8.0/2T
 KWNR-FM                                              Country       Adults 25-54    4.5/10



                                                                                     Target
                                        1998 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank         Format      Demographic     Rank(2)
San Jose, CA                                 2
 KSJO-FM                                              Rock          Adults 18-34    5.9/2
 KUFX-FM                                              Classic Rock  Men 25-54       3.9/4
 KCNL-FM(fka KLDZ-FM)                                 Adult
                                                      Alternative   Adults 25-54    2.4/20

Jacksonville, FL                             2
 WJGR-AM                                              News Talk /
                                                      Sports        Adults 35-64    0.6/22T
 WZAZ-AM                                              Gospel        Adults 35-64    3.0/11
 WJBT-FM                                              Urban
                                                      Contemporary  Adults 18-34   11.7/3
 WQIK-FM                                              Country       Adults 25-54    6.3/5
 WSOL-FM                                              Classic Soul  Adults 25-54    7.7/3

Louisville, KY(6)                            2
 WFIA-AM                                              Religious     Adults 35-64    0.8/22T
 WDJX-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    7.3/5
 WLRS-FM                                              Alternative   Men 18-34      11.0/2
 WSFR-FM                                              Classic Rock  Men 25-54       8.2/3
 WVEZ-FM                                              Adult
                                                      Contemporary  Women 25-54    11.0/2

Rochester, NY                                2
 WHAM-AM                                              News Talk     Adults 25-54   10.3/2
 WHTK-AM                                              Talk          Adults 35-64    1.5/14
 WMAX-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    4.0/10
 WISY-FM(3)                                           Soft Adult
                                                      Contemporary  Women 25-54      -
 WNVE-FM                                              Alternative   Adults 18-34    7.3/5
 WKGS-FM (fka WYSY-FM)                                Contemporary
                                                      Hit Radio     Adults 18-34    1.2/13T
 WVOR-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     9.0/3

Dayton, OH                                   1
 WONE-AM                                              Nostalgia     Adults 35-64    2.5/11
 WBTT-FM                                              Urban         Adults 18-34    4.3/8
 WLQT-FM                                              Adult
                                                      Contemporary  Women 25-54     9.4/3
 WMMX-FM                                              Hot Adult
                                                      Contemporary  Women 18-34    14.0/2
 WTUE-FM                                              Rock          Men 18-34      13.3/1
 WXEG-FM                                              Modern        Men 18-34       8.9/6


                                                                                     Target
                                        1998 Combined                             Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank         Format     Demographic      Rank(2)

Riverside/San Bernadino, CA                  8
 KCKC-AM(3)(4)         P                              Sports        Men 25-54         -
 KDIF-AM                                              Spanish       Adults 25-54    0.6/31T

Toledo, OH                                   1
 WCWA-AM                                              Nostalgia     Adults 35-64    1.4/12
 WSPD-AM                                              News Talk     Adults 35-64    6.5/4
 WIOT-FM                                              Rock          Men 18-34      17.7/1
 WRVF-FM                                              Adult
                                                      Contemporary  Women 25-54    15.9/1T
 WVKS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   14.1/1

Des Moines, IA                               1
 WHO-AM                                               News Talk     Men 25-54       8.2/5
 KMXD-FM                                              Hot Adult
                                                      Contemporary  Women 25-54    11.3/2
 KYSY-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     4.5/8T

Lexington, KY                                2
 WLAP-AM                                              News Talk     Men 25-54       2.5/9T
 WTKT-AM                                              Nostalgia     Adults 35-64    0.8/15T
 WBUL-FM                                              Country       Adults 25-54    9.5/3
 WKQQ-FM                                              Rock          Men 18-34      16.5/1
 WLKT-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    1.1/12T
 WMXL-FM                                              Hot Adult
                                                      Contemporary  Women 18-34    17.0/2
 WBTF-FM(4)           P                               Urban         Adults 18-34    3.8/7T

Youngstown, OH                               2
 WKBN-AM                                              Talk          Adults 25-54    3.9/7
 WNIO-AM                                              Nostalgia     Adults 35-64    2.9/8T
 WKBN-FM                                              Soft Adult
                                                      Contemporary  Adults 25-54    8.6/4T
 WNCD-FM                                              Rock          Adults 18-34   12.4/2
 WBTJ-FM(4)           P                               Urban         Adults 18-34    4.1/8

Charleston, SC                               2
 WEZL-FM                                              Country       Adults 25-54    9.8/1
 WALC-FM                                              Modern Adult
                                                      Contemporary  Adults 25-54    4.6/8
 WRFQ-FM                                              Classic Hits  Men 25-54       7.3/5
 WXLY-FM                                              Oldies        Adults 25-54    7.5/3
 WBUB-AM(fka WPAL-AM)                                 Country       Adults 25-54    0.8/22

                                                                                     Target
                                        1998 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank        Format      Demographic      Rank(2)

Boise, ID                                    2
 KFXD-AM                                              Classic
                                                      Country       Adults 35-64    2.2/12T
 KIDO-AM                                              News Talk     Adults 25-54    5.4/7T
 KARO-FM                                              Classic Rock  Men 25-54       7.5/3
 KCIX-FM                                              Adult
                                                      Contemporary  Women 25-54     4.5/6
 KLTB-FM                                              Oldies        Adults 25-54   10.0/1T
 KXLT-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    15.0/1
Shreveport, LA                               1
 KEEL-AM                                              News Talk     Adults 25-54    4.4/9
 KWKH-AM                                              News Talk /
                                                      Sports/Cntry  Adults 35-64    2.2/13T
 KITT-FM                                              Country       Adults 25-54    2.8/12
 KRUF-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   16.0/2
 KVKI-FM                                              Adult
                                                      Contemporary  Women 25-54    15.4/1

Cedar Rapids, IA                             1
 WMT-AM                                               Full Service  Adults 35-64   10.5/3
 WMT-FM                                               Adult
                                                      Contemporary  Women 25-54    16.4/2
Santa Barbara, CA                            1
 KTMS-AM                                              Talk          Adults 35-64   14.8/1
 KXXT-AM                                              Sports        Men 25-54       2.4/10T
 KTYD-FM                                              Rock          Adults 18-34    8.4/4T
 KIST-FM                                              Oldies        Adults 25-54    3.9/9
 KSBL-FM                                              Adult
                                                      Contemporary  Adults 25-54    9.7/1

Bismarck, ND                                 1
 KFYR-AM                                              Adult
                                                      Contemporary  Women 25-54    15.2/3
 KYYY-FM                                              Hot Adult
                                                      Contemporary  Women 18-34    26.7/1T

Albany, OR (8)                              N/A
 KRKT-AM                                              Classic
                                                      Country       Adults 35-64      -
 KRKT-FM                                              Country       Adults 18-34      -

Anaheim, CA (8)                             N/A
 KORG-AM                                              Ethnic /
                                                      Variety       Adults 25-54      -
 KEZY-FM                                              Hot Adult
                                                      Contemporary  Women 18-34       -

Barnwell, SC (8)                            N/A
 WBAW-AM                                              Talk          Adults 35-64      -

                                                                                     Target
                                        1998 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank         Format     Demographic      Rank(2)

Burlington, IA (8)                          N/A
 KBUR-AM                                              Talk          Adults 35-64      -
 KGRS-FM                                              Hot Adult
                                                      Contemporary  Women 18-34       -

Casper,WY                                    3
 KTWO-AM                                              Full Service/
                                                      Country       Adults 35-64   17.9/1
 KMGW-FM                                              Adult
                                                      Contemporary  Women 25-54     8.3/3T

Centralia, WA (8)                           N/A
 KELA-AM                                              Talk          Adults 35-64      -
 KMNT-FM                                              Country       Adults 18-34      -

Cheyenne, WY                                 1
 KGAB-AM                                              Talk          Adults 35-64    5.6/5T
 KIGN-FM                                              Rock          Adults 18-34   20.0/1
 KLEN-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    13.8/2T
 KOLZ-FM                                              Country       Adults 25-54   14.1/2
 KMUS-FM(4)            P                              Country       Adults 25-54   12.5/3

Chillicothe, OH (8)                         N/A
 WBEX-AM(4)            P                              Talk          Adults 35-64      -
 WKKJ-FM(4)            P                              Country       Adults 25-54      -
 WCHI-AM               P                              Classic
                                                      Country       Adults 35-64      -
 WFCB-FM               P                              Adult Cont./
                                                      Oldies        Adults 25-54      -

Corvallis, OR (8)                           N/A
 KLOO-AM                                              News Talk /
                                                      Sports        Adults 25-54      -
 KLOO-FM                                              Classic Hits  Adults 18-34      -

Defiance, OH (8)                            N/A
 WDFM-FM                                              Adult
                                                      Contemporary  Adults 25-54      -

Ellwood, CA (8)                             N/A
 KBKO-AM(4)            P                              Spanish       Adults 25-54      -
 KSPE-FM(4)            P                              Spanish       Adults 25-54      -

Findlay, OH (8)                             N/A
 WQTL-FM                                              Classic Rock  Men 25-54         -
 WHMQ-FM                                              Country       Adults 25-54      -

Fort Collins/Greeley, CO                    N/A
 KCOL-AM                                              News Talk     Adults 35-64    2.8/12T
 KIIX-AM                                              Nostalgia     Adults 35-64    0.9/22T
 KGLL-FM                                              Country       Adults 25-54    3.0/9
 KPAW-FM                                              Adult Cont./
                                                      Oldies        Adults 25-54    4.9/4T

                                                                                    Target
                                        1998 Combined                             Demographic
Broadcast             Pending           Radio Revenue                  Target       Share %/
Area/Station(1)      Acquisition (P)        Rank         Format     Demographic     Rank(2)

Fort Madison, IA (8)                        N/A
 KBKB-AM                                              Adult Cont./
                                                      Talk          Adults 25-54      -
 KBKB-FM                                              Adult
                                                      Contemporary  Adults 25-54      -

Greenville, OH (8)                          N/A
 WBKF-FM                                              Country       Adults 25-54      -

Helen, GA (8)                               N/A
 WHEL-FM                                              Oldies        Adults 35-64      -

Hogansville, GA (8)                         N/A
 WMXY-AM               P                              Rhythm /
                                                      Blues         Adults 18-34      -
 WZLG-FM               P                              Adult
                                                      Contemporary  Adults 25-54      -

Idaho Falls, ID (8)                         N/A
 KID-AM                                               News Talk     Adults 25-54      -
 KID-FM                                               Country       Adults 25-54      -

Iowa City, IA (8)                           N/A
 KXIC-AM                                              Talk          Adults 25-54      -
 KKRQ-FM                                              Classic Rock  Adults 18-34      -


Lancaster/Antelope Valley, CA (8)           N/A
 KAVL-AM                                              Sports        Men 25-54         -
 KAVS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34      -
 KYHT-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34      -

Lima, OH                                     1
 WIMA-AM                                              News Talk     Adults 35-64    6.9/3
 WBUK-FM                                              Oldies        Adults 25-54    8.1/4
 WIMT-FM                                              Country       Adults 25-54   14.1/1
 WMLX-FM                                              Hot Adult
                                                      Contemporary  Women 18-34    12.0/4

Lorain, OH (8)                              N/A
 WZLE-FM                                              Contemporary
                                                      Christian     Adults 25-54      -

Marion, OH (8)                              N/A
 WMRN-AM                                              Full Service  Adults 25-54      -
 WDIF-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34      -
 WMRN-FM                                              Country       Adults 25-54      -


                                                                                     Target
                                        1998 Combined                              Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank        Format      Demographic      Rank(2)

Medford, OR                                 N/A
 KLDZ-FM(fka KOPE-FM)                                 Oldies       Adults 25-54     1.0/13T
 KMED-AM                                              Nostalgia    Adults 35-64     4.2/7
 KRWQ-FM                                              Country      Adults 25-54    10.5/1
 KZZE-FM                                              Rock         Adults 18-34    11.7/1T
 KKJJ-FM                                              Adult
                                                      Contemporary Adults 25-54     5.7/7T

New Castle, PA (8)                          N/A
 WKST-AM                                              Full Service Adults 25-54       -
 WKST-FM                                              Adult
                                                      Contemporary Adults 25-54       -

Newnan, GA (8)                              N/A
 WCOH-AM               P                              Country /
                                                      Talk         Adults 25-54       -

Pocatello, ID (8)                           N/A
 KWIK-AM                                              News Talk    Adults 25-54       -
 KPKY-FM                                              Oldies       Adults 25-54       -
 KLLP-FM(4)            P                              Soft Adult
                                                       Contemporary Women 25-54        -

Punta Gorda, FL (8)                         N/A
 WCCF-AM                                              News Talk    Adults 25-54       -
 WIKX-FM                                              Country      Adults 25-54       -
 WCVU-FM                                              Easy
                                                      Listening    Adults 35-64       -

Sandusky/Clyde, OH (8)                      N/A
 WLEC-AM                                              Nostalgia    Adults 35-64       -
 WMTX-FM                                              Hot Adult
                                                      Contemporary Women 25-54        -
 WCPZ-FM                                              Oldies       Adults 25-54       -

Santa Clarita, CA (8)                       N/A
  KBET-AM                                              Sports       Men 25-54         -

Sarasota, FL                                 1
  WSPB-AM(3)                                           News Talk    Men 35-64         -
  WSRZ-FM                                              Oldies       Adults 25-54    6.6/5
  WYNF-FM                                              Rock         Men 25-54       7.5/4T
  WAMR-AM                                              Sports       Men 25-54       1.1/19T
  WCTQ-FM                                              Country      Adults 25-54    7.9/2
  WLTF-FM(7)

Springfield, OH (8)                         N/A
 WIZE-AM                                              Nostalgia    Adults 35-64       -

Thousand Oaks, CA (8)                       N/A
  KLYF-AM                                              Sports       Men 25-54        -



                                                                                     Target
                                        1998 Combined                             Demographic
Broadcast             Pending           Radio Revenue                  Target        Share %/
Area/Station(1)      Acquisition (P)        Rank        Format       Demographic     Rank(2)

Tiffin, OH (8)                              N/A
 WTTF-AM                                              Adult Cont./
                                                      Oldies       Adults 25-54       -
 WTTF-FM                                              Adult Cont./
                                                      Oldies       Adults 25-54       -

Twin Falls, ID (8)                          N/A
 KLIX-AM                                              News Talk    Adults 25-54       -
 KEZJ-FM                                              Country      Adults 25-54       -
 KLIX-FM                                              Oldies       Adults 25-54       -

Washington Court House, OH (8)              N/A
 WCHO-AM                                              Country      Adults 25-54       -
 WCHO-FM                                              Country      Adults 25-54       -

[FN]
___________

(T)  Designates tied.

(1) Jacor also owns pending applications for construction permits in both Casper, Wyoming and Vancouver, Washington.

(2)  Share and rank information is derived from the Fall 1998
     Arbitron Metro Area Rating Survey.

(3)  These stations do not have Arbitron ratings.

(4) Jacor provides programming to and sells airtime for WGST-FM in Atlanta, Georgia; KMUS-FM in Cheyenne, Wyoming; WBEX-AM and WKKJ-FM in Chillicothe, Ohio; KBKO-AM and KSPE-FM in Ellwood, California; WBTF-FM in Lexington, Kentucky; KLLP-FM in Pocatello, Idaho; KCKC-AM in Riverside, California; and WBTJ-FM in Youngstown, Ohio pursuant to Local Marketing Agreements (LMAs). At any time after September 30, 1999 and before September 30, 2003 Cherokee Broadcasting can "put" WGST-FM to Jacor for a price of $31.0 million. At any time after May 21, 2003 and before September 30, 2003, Jacor can "call" the station for the same price.

(5) Excludes XTRA-AM, XTRA-FM and XHRM-FM, stations Jacor provides programming to and sells airtime for under exclusive agency agreements.

(6) Excludes WMHX-FM on which Jacor sells advertising time pursuant to a Joint Sales Agreement (JSA).

(7) WLTF-FM is an unconstructed station and, as such, is not yet operating.

(8)  These broadcast areas are not ranked by Arbitron.

All rankings by revenue or billings that are contained in the above table are based on 1997 information contained in Duncan's Radio Market Guide (1998 ed.). All information concerning ratings and audience listening information is derived from the Fall 1998 Arbitron Metro Area Ratings Survey (the "Fall 1998 Arbitron"). A Jacor affiliate owns a 40% interest in a limited liability company that purchased the assets formerly owned by Duncan American Radio, Inc.

Premiere Radio Networks, Inc.

Jacor currently owns, produces and distributes syndicated programming for radio broadcasting through its wholly-owned subsidiary Premiere Radio Networks, Inc. ("Premiere"), including such programs as The Rush Limbaugh Show, The Dr. Laura Program and The Dr. Dean Edell Show. The Rush Limbaugh Show is a nationally syndicated talk radio program broadcast on more than 600 radio stations. The Dr. Laura Program is a nationally syndicated talk radio program broadcast on more than 440 radio stations. The Dr. Dean Edell Show is a health care and medicine talk radio program broadcast on more than 300 radio stations. Currently these programs are three of the four highest rated syndicated talk radio programs in the United States. Jacor is also the producer and distributor of other syndicated programs and services, including Leeza Gibbons' Entertainment Tonight on the Radio, The Michael Reagan Talk Show, After MidNite with Blair Garner and The Jim Rome Show. These nationally syndicated programs and services are currently broadcast on more than 4,000 radio stations pursuant to over 6,300 contracts.

Premiere's services include comprehensive radio research services and a national, in-house sales force. Premiere's Mediabase research service provides music play lists and on-air promotion tracking and call-out research for ten radio formats, which research services help radio station affiliates increase their audience share and ratings. Mediabase 24/7 music charts now are used by both Radio & Records and Gavin, leading radio industry publications. Instead of requiring cash payments, Jacor provides the research services in exchange for the right to broadcast an agreed amount of commercial advertisements during the radio station's broadcast. This practice makes Jacor's services more attractive to radio stations which have limited cash resources and/or excess inventory of available advertising time. The total amount of broadcast time that Jacor has available for sale to advertisers constitutes Jacor's commercial broadcast inventory.

Premiere's national, in-house network radio sales force and infrastructure sells commercial broadcast inventory to more than 350 national advertisers. Jacor leverages its sales force and generates additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party radio networks and independent syndicated programming and service suppliers that do not have their own sales forces. Jacor believes that Premiere is presently the second largest network radio advertising sales representative in the United States in terms of its gross billings. It presently represents nine independent radio networks, including WOR Radio Networks, TM Century, Accutrack and Broadcast.com.

Television

Jacor owns a television station in the Cincinnati broadcast area where it currently owns and operates multiple radio stations, and one low-power television station in Defiance, Ohio. By operating a television station in Cincinnati where Jacor has a significant radio presence, Jacor has realized operating efficiencies including shared news departments and reduction of administrative overhead. Jacor currently operates the Cincinnati television station under a temporary waiver of an FCC rule that restricts ownership of television and radio stations in the same market. This waiver will continue until at least six months after the FCC completes a pending rulemaking proceeding in which it is considering whether to substantially liberalize this rule.

The following table sets forth certain information regarding the Cincinnati television station and the broadcast area in which it operates:



                               Station Rank (1)

                                                        Commercial
                 National      TV                       Stations in
                 Broadcast Households            Adults  Broadcast    Cable
  Broadcast        Area     in DMA(1)    TV       Aged     Area    Subscriber   Network
Area/Station      Rank(1)    (000s)  Households  25-54   VHF    UHF     %      Affiliation

Cincinnati/WKRC     32        806        1        1(T)    3     3      63         CBS


[FN]
___________

 T   Designates tied.

(1) Rankings for Designated Market Area ("DMA"), 6:00 a.m. to 2:00 a.m., Sunday-Saturday for "TV Households" and "Adults aged 25-54." This market information is from the January 1999 Nielsen Station Index. Similar information is not available for the Defiance, Ohio television station.

Advertising

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product ("GNP"). Advertising revenue has risen more rapidly during the past 10 years than either inflation or the GNP. Total advertising revenue in 1997 was in excess of $13.6 billion, as reported by the Radio Advertising Bureau, its highest level in the industry's history.

During the year ended December 31, 1998, approximately 80% of Jacor's radio station broadcast revenue (adjusted to include the effect of Jacor's acquisitions), would have been generated from the sale of local advertising and approximately 20% from the sale of national advertising. Jacor believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by Jacor's radio stations are based primarily on (i) the station's ability to attract an audience in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station defined at various times), (ii) the number of stations in the market that compete for the same demographic group, (iii) the supply of and demand for radio advertising time and (iv) the supply and pricing of alternative advertising media.

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

According to the Radio Advertising Bureau's publication 1998 Radio Marketing Guide and Fact Book for Advertisers, each week radio reaches approximately 95.8% of all Americans over the age of 12. More than one-half of all radio listening is done outside the home, in contrast to other advertising mediums, and four out of five adults are reached by car radio each week. The average listener spends approximately three hours and 11 minutes per weekday listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 82% of people over 12 years of age and, as a result, radio advertising sold during this period achieves premium advertising rates.

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

Although the radio broadcasting industry is highly competitive, some legal restrictions on entry exist. The operation of a radio broadcast station requires a license from the Federal Communications Commission ("FCC") and the number of radio stations that can operate in a given market is limited by the availability of the FM and AM radio frequencies that the FCC will license in that market.

Jacor's stations also compete directly for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and the Internet and by digital audio broadcasting. Increasingly audiences are able to access audio program services over the Internet, including out-of-market stations and programming not otherwise available over broadcast stations. This activity introduces new competition for audience attention, particularly for people who might otherwise listen to local radio stations in the workplace. The Internet also creates new competition for advertisers, both for spots within programming and with respect to ancillary advertising outlets such as web pages. The Internet is still evolving rapidly, and Jacor cannot assure that these developments will not have an adverse effect on its future operations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. Greater population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. Jacor also competes with other radio station groups to purchase additional stations.

The FCC has allocated and auctioned spectrum in the "S-band" between 2320 and 2345 MHz for a new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. In March 1997, the FCC adopted and announced its final DARS service and auction rules. The FCC granted DARS licenses to two companies, Satellite CD Radio, Inc. and American Mobile Radio Corporation (now known as XM Satellite Radio, Inc.), in October 1997, authorizing each of them to launch and operate a satellite DARS system in order to offer continuous nationwide radio programming with compact disc quality sound. Each DARS licensee is required to have completed contracting to build its system's satellites by October 1999, and to begin operation of at least one satellite by October 2001, with full operation by October 2003. In addition, two companies have received, and one company has applied for, licenses to offer satellite radio service using the 2 and 7 GHz bands. DARS operators also are exploring means to use supplemental terrestrial systems to provide better service in certain areas where satellite transmissions are more susceptible to interference. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In 1998, USA Digital Radio, Inc. ("USADR"), in which the Company acquired a minor equity interest in 1998, requested that the FCC propose rules that would govern such digital AM and FM stations and the radio industry's transition to such digital broadcasts. The FCC has received comments on USADR's proposal but has not yet acted on its request for a rulemaking proceeding. In addition, the FCC has authorized an additional 100 kHz of band width for the AM band and has allocated frequencies in this new band to certain existing AM station licensees that applied for migration prior to the FCC's cut-off date. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station. None of the stations to be affiliated with the Company have sought authorizations for operations on the expanded AM band, because such signals operate at a lower power and have less coverage and thereby are not consistent with Jacor's strategic objectives.

Moreover, the FCC has proposed or is considering proposing new or modified rules with regard to several other technical issues that could affect Jacor. In June 1998, the FCC proposed new rules that would enable FM radio stations to agree to accept certain types of interference resulting from technical changes to be made by other FM radio stations in exchange for monetary or other consideration. Such interference agreements could offer new opportunities for Jacor or its competitors to reach more listeners, but may pose an increased possibility of interference. Also, the FCC is considering whether to propose rules that would authorize certain lower-power AM radio stations to construct or acquire a nearby FM translator station on which to broadcast the AM radio station's nighttime programming. Such rules, if adopted, could result in improved nighttime broadcast quality for certain AM radio stations that may compete with Jacor's radio stations. In January 1999, the FCC proposed new rules that would enable certain parties to obtain licenses to build and operate new low-power FM radio stations ("LPFM" or "micro-radio") that would not be subject to certain of the Commission's spacing requirements and other rules, and may or may not be restricted to non-commercial operations. If the proposed rules are adopted, such new micro-radio stations may compete with Jacor's radio stations for listeners and revenues. Also, such stations may create additional risks of interference to Jacor's radio stations and may limit, in certain areas, the ability of Jacor to propose and construct new or modified full-power radio stations.

Television stations compete for audiences and advertising revenues with radio and other television stations and multichannel video program distributors ("MVPDs") in their market areas and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. Competition for sales of television advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various services, price, the time of day when the advertising is to be broadcast, competition from other television stations, including affiliates of broadcast television networks, cable television systems and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict. Additional elements that are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continually faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of Federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcast signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television services ("DBS") and multichannel multipoint distribution services ("MMDS").

Moreover, technological advances and regulatory changes affecting program delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized "niche" programming. The Telecom Act permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as "cable systems" or as "open video systems" ("OVS"), each pursuant to different regulatory schemes. Jacor is unable to predict the effect that these technological and regulatory changes will have on the broadcast television industry and on the future profitability and value of a particular broadcast television station.

The Internet also may have a substantial competitive impact on television stations, either by providing an alternative means of distributing video programming (through streaming or other technologies) or by otherwise attracting audience and thereby reducing the audiences for broadcast television. The Internet is undergoing rapid changes and development and Jacor cannot evaluate its effects.

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

License Grants and Renewals. The Communications Act provides that a broadcast station license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. Broadcast station licenses are granted for a term not to exceed eight years and, upon application, are renewable for additional terms. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. The FCC used to consider at renewal time, and also mid-term for television stations, whether stations complied with the FCC's minority and female equal employment opportunity ("EEO") rules. Following the 1998 court decision striking in part the FCC's EEO rules as unconstitutional, the FCC has embarked on a rule-making proceeding to adopt revised EEO rules.

The FCC accepts radio station license renewal applications during pre-designated cycles based on geographic location. The 1995-98 radio license renewal cycle is completed, and almost all of Jacor's radio station licenses have been renewed for full terms of eight years (with expiration dates ranging from 2003 to 2006). Still pending at the FCC are renewal applications for certain Jacor stations in Columbus, Idaho, Las Vegas, Los Angeles and Rochester. The WTVN-AM, Columbus, renewal application remains pending on EEO grounds. The other Jacor renewal applications are pending while the FCC evaluates compliance with its radio frequency ("RF") radiation guidelines for human exposure. Jacor anticipates that all its pending renewal applications will be renewed for full eight year terms.

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

Under the current rules, shareholders of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), if any, are considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross ownership limits. Zell/Chilmark Fund L.P. is the holder of approximately 25.9% of Jacor's Common Stock. In the event that an attributable shareholder of Jacor holds interests that exceed the FCC limits on media ownership, Jacor has the corporate power to redeem Jacor stock of such Jacor shareholder to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties and alien ownership. Based on filings made with the SEC, Jacor has identified two institutional investors which each hold between 5% and 10% of the outstanding voting stock of Jacor, and which each qualify for the 10% exemption from attribution. Another investor appears to hold over 10% of Jacor's outstanding voting stock, and therefore is not qualified for the 10% attribution exemption. Jacor is in the process of determining if such investor and/or its principals are qualified to be FCC attributable parties and whether they hold interests in other media subject to the FCC's multiple and cross ownership restrictions.

The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest, with up to eight commercial radio stations allowed in the largest markets. The FCC is still developing its views on permitted concentration of radio ownership. The FCC now solicits specific public comment on the affects on competition of transactions which comply with its numerical limits, but which implicate certain percentages of radio advertising revenues. The filing of responsive comments, by third parties and/or the Antitrust Division, have delayed or deferred FCC approval of certain of these transactions.
Moreover, the FCC has issued a notice of inquiry as to whether it should change its definition of "market" for purposes of determining radio numerical limits. Jacor cannot predict whether these or other changes will be adopted or their impact on Jacor.

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

Subject to waiver, the rules also prohibit the ownership or holding of a control position in a television station and one or more radio stations serving the same market (termed the "one-to-a-market" rule). The FCC currently is considering changes to its one-to-a-market waiver standards in a pending rule-making proceeding. Jacor holds a one-to-a-market waiver to allow it to own one television station and eight radio stations in Cincinnati, subject to the same condition as to the pending rule-making proceeding. There can be no assurance that the FCC will adopt a revised one-to-a-market policy in its rule-making proceeding that would permit the Company to continue to own WKRC-TV, Cincinnati, along with all of its current Cincinnati-area radio stations. If divestitures are required, there can be no assurance that Jacor would be able to obtain full value for such stations or that such sales would not have a material adverse impact upon Jacor's business, financial condition or results of operations.

The FCC also is reviewing and may modify its current prohibitions relating to ownership or control positions in a daily newspaper and a broadcast station in the same market. Jacor does not currently own or control any daily newspapers.

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

Stations still are required to follow various rules promulgated under the Communications Act that regulate political broadcasts, children's television programming, "indecent" programming, political advertisements, sponsorship identifications, RF radiation, technical operations and other matters. Failure to observe these or other rules can result in the imposition of monetary forfeitures or in the grant of a "short" (less than full term) license term or license revocation. The Telecom Act states that the FCC may deny, after a hearing, the renewal of a broadcast license for serious violations of the Communications Act or the FCC's rules or where there have been other violations which together constitute a pattern of abuse.

Agreements With Other Broadcasters. Over the past several years a significant number of broadcast licensees, including certain of Jacor's subsidiaries, have entered into cooperative agreements with other stations in their market, subject to compliance with the requirements of the FCC's rules and policies and other laws. Typical is a Time Brokerage Agreement ("TBA") or Local Marketing Agreement ("LMA") between two separately owned stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. Such TBAs are generally deemed to be attributable interests for calculating the radio numerical limits. Another arrangement is a Joint Sales Agreement ("JSA") pursuant to which a licensee sells advertising time on both its own station or stations and on another separately owned station, but which is not currently deemed attributable.

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

Legislation and Regulation of Television Operations. Television stations are regulated by the FCC pursuant to provisions of the Communications Act and the FCC rules that are in many instances the same or similar to those applicable to radio stations. Besides technical differences between television and radio, principal variances in regulation relate to limits on national and local ownership, LMAs and simulcasts, children's programming requirements, digital television service, signal carriage rights on cable systems, "V-chip" technology and network/affiliate relations.

The current FCC rules prohibit common ownership or control of television stations with overlapping "Grade B" service contours (unless established waiver standards are met) (the "Duopoly Rule"). An FCC rule-making proceeding is in process to determine whether to retain, modify or eliminate the Duopoly Rule. The current FCC rules permit an entity to have an attributable interest in an unlimited number of television stations so long as such stations do not reach in the aggregate more than 35% of the national television audience. (For purposes of this limitation, UHF stations are attributed with 50% of the television households in their market.) The 35% national cap and the 50% UHF discount are subject to a pending FCC biannual review of its ownership rules. Additionally, the rules prohibit (with certain qualifications) the holder of an attributable interest in a television station from also having an attributable interest in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that television station. As noted above, the radio/television one-to-a-market rule and the broadcast/daily newspaper restriction are currently under review.

Currently, LMAs between television stations are not treated as attributable interests and there is no restriction on same-market television simulcasts. The FCC is considering in a pending rule-making proceeding whether to treat television LMAs similar to radio LMAs for multiple ownership rule purposes. Jacor's television station is not a participant in any LMAs.

The FCC has taken a number of steps to implement digital television ("DTV") service (including high-definition television) in the United States. On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Conversion to DTV may reduce the geographic reach of Jacor's station or result in increased interference, with, in either case, a corresponding loss of population coverage. Jacor's Cincinnati television station holds a construction permit from the FCC for a DTV facility, which must be constructed and operating by November 1, 1999. DTV implementation will impose additional costs on Jacor, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free, over-the-air broadcasting services.

Pursuant to the Cable Act of 1992 (the "1992 Act"), television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"), in general as defined by the Arbitron 1991-92 Television Market Guide. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. Currently, the FCC is considering whether to require cable systems in the market area of a television station with both analog and digital broadcast to carry the station's digital broadcasts in addition to the station's analog broadcasts.

Pursuant to a directive in the Telecom Act, the broadcast and cable television industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999.

The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation, beginning in the year 2000, of a universal on-screen captioning requirement with respect to the vast majority of video programming. The captioning requirement applies to programming carried on broadcast television stations and cable programming networks.
The FCC will entertain requests for waivers of the rules upon a showing that compliance would impose an "undue burden."

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

Proposed Changes. The FCC has not yet implemented formally certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, ownership and profitability of Jacor and its broadcast stations, (ii) result in the loss of audience share and advertising revenues of Jacor's broadcast stations, (iii) affect the ability of Jacor to acquire additional broadcast stations or finance such acquisitions,
(iv) affect cooperative agreements and/or financing arrangements with other broadcast licensees, or
(v) affect Jacor's competitive position in relationship to other advertising media in its markets. Such matters include, for example, changes to the license authorization process; proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementation of DTV and digital audio broadcasting on both a satellite and terrestrial basis, to institute new micro-radio services, to enable certain AM radio stations to broadcast their programming from certain FM translator stations, and to allow FM radio stations to agree to accept certain types of interference resulting from the technical changes of other FM radio stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies, including its one-to-a-market policy; proposals to allow greater telephone company participation in the delivery of audio and video programming; proposals to limit the tax deductibility of advertising expenses by advertisers; the implementation of "V-chip" technology; and changes to children's television programming requirements, signal carriage rights on cable systems and network affiliate relations.

Jacor believes the foregoing discussion provides the reader with all material aspects of FCC regulations that affect Jacor. Reference is made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information.

Pending FCC Applications for Jacor/Clear Channel Merger. Presently pending before the FCC are applications for consent to the transfer of control of the Jacor licensees from Jacor, through its wholly-owned subsidiary JCC, to Clear Channel Communications. Two petitions to deny this merger application were filed at the FCC by competitors by the petition deadline, and a third petition to deny was filed against the application for the transfer of an ancillary authorization. Jacor has responded that these petitions should be denied and the applications should be granted. Although Jacor does not expect that these or any other third party petitions will be a significant obstacle to obtaining FCC consent to the merger with Clear Channel, there are no assurances in this regard. Such petitions could also cause a delay in the receipt of FCC approval.

The merger also implicates the FCC's one-to-a-market rule which prohibits a single entity from owning or controlling a television station and radio station(s) in the same market. The FCC has separately granted Clear Channel and Jacor temporary conditional waivers of the rule to permit television and radio ownership in Jacksonville and Cincinnati, respectively. Such waivers are conditioned upon the outcome of the FCC's ongoing rule-making proceeding considering the future of the one-to-a-market rule. Clear Channel has requested in the merger application further temporary conditional waivers of the one-to-a-market rule relating to Jacksonville and Cincinnati. The FCC would condition such waivers upon the outcome of the FCC's ongoing rule-making proceeding considering the future of the one-to-a-market rule if the rule-making proceeding is still pending. Any changes to the one-to-a-market rule could adversely affect the merger and the merged company after the merger.

To meet the FCC's local radio ownership limits, and also in most cases to address antitrust concerns, Jacor and Clear Channel have proposed the divestiture to third parties of eighteen radio stations concurrent with the closing of the merger six of which are owned by Jacor and twelve are owned by Clear Channel. FCC applications for such divestitures are pending before the FCC, but remain subject to third party petitions to deny until early April. While Jacor does not anticipate any such petitions to deny, such petitions could be filed and could delay or result in the denial of one or more of the divestiture applications. Moreover, the FCC would not typically grant its consent to the merger until the Antitrust Division had communicated its approval of the divestitures or if a consent decree was entered into.

Two other stations, in the Jacksonville area, are proposed to be divested by Clear Channel to comply with the FCC numerical limits. As purchasers have not yet been identified for these two stations, the parties have requested FCC authority to place the stations into a divestiture trust at the closing of the merger, and thus they would not count towards the numerical radio ownership limits.

As a back-up, in case one of the divestitures cannot be closed at the time of the merger, Jacor and Clear Channel have requested authority from the FCC to assign other radio stations into trusts, which applications are subject to third party petitions to deny until early April. Unlike the Jacksonville trust, these trusts would not be for stations to be divested, but would hold stations that will return to the merged companies. That is, the stations to be placed in these trusts would be Jacor's or Clear Channel's other radio stations in the area where the divestiture could not timely close. When the stations in the area to be divested are then sold, the stations in trust will return to Jacor/Clear Channel, with prior FCC approval pursuant to separate applications. While stations are in trust, Jacor/Clear Channel would be restricted from communicating with the trustee on day-to-day operations, which would be solely the trustee's responsibility, but for the economic behalf of Jacor/Clear Channel. While the parties hope to avoid the use of trusts by divesting the necessary number of stations (except in Jacksonville), certain stations may need to be temporarily placed into trusts. The trustee might not operate the stations in trust as well as Jacor/Clear Channel would and thus station revenues and value might diminish.

Jacor cannot be certain when the FCC will act on the merger applications, but currently anticipates such action in the second quarter of this year.

Antitrust Considerations. Certain acquisitions by Jacor of broadcasting companies, broadcast station groups or individual broadcast stations will be subject to review by the Antitrust Division and the Federal Trade Commission ("FTC") pursuant to the provisions of the Hart Scott Rodino ("HSR") Act. Generally, acquisitions involving assets valued at $15.0 million or more, and certain acquisitions of voting securities, come within the purview of the HSR Act. Although it is likely that many proposed acquisitions will not require the parties to the transaction to comply with the HSR Act, or if such compliance is required, will result in rapid clearance by the antitrust agencies, in certain instances, the antitrust agencies may choose to investigate the proposed acquisition, particularly if it appears that such acquisition will result in substantial concentration within a specific market. Any decision by an antitrust agency to challenge a proposed acquisition could affect the ability of Jacor to consummate the proposed acquisition, or to consummate the acquisition on the proposed terms.

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

Jacor's merger with Clear Channel is being reviewed by the Antitrust Division. Jacor and Clear Channel filed the notification and report forms required for antitrust purposes with the Antitrust Division on November 3, 1998. Jacor and Clear Channel then commenced discussions with the Antitrust Division to try to identify their specific concerns about the merger and to discuss possible solutions as early as possible.

From the outset, Jacor and Clear Channel recognized that the merger would result in the combined company exceeding FCC limitations in Cleveland, Dayton, Jacksonville, Louisville and Tampa on the number of radio stations that one company may own in those particular markets. Accordingly, Jacor and Clear Channel knew that they would have to divest at least 18 stations in the aggregate in those markets to comply with the FCC's numerical limits. For FCC purposes, Jacor and Clear Channel must divest the necessary number of radio stations to comply with FCC limits prior to completion of the merger. If we cannot complete such transactions in a timely manner, we will have to transfer those assets or the assets of other Jacor or Clear Channel stations into an FCC approved trust prior to closing the merger.

Jacor and Clear Channel also knew that if the Antitrust Division had concerns about the concentration of the radio advertising market held by the combined company in those markets, then we would have to discuss with the Antitrust Division which stations needed to be divested to come within their antitrust guidelines. It was possible that Jacor and Clear Channel might need to divest more than 18 stations in those markets to satisfy antitrust concerns. We also needed to determine if there were any other markets that concerned the Antitrust Division notwithstanding that we would be within FCC guidelines in those markets.

Based on our discussions with the Antitrust Division during November, 1998, Jacor and Clear Channel concluded that our ability to satisfy their possible antitrust concerns in an expeditious and cost-effective manner would significantly improve if we agreed to divest a total of 20 radio stations in the five markets identified above. Jacor and Clear Channel also determined that we would need to divest Jacor's right to sell advertising time for an additional radio station in Louisville and the related option to buy that station. Jacor and Clear Channel have entered into letters of intent with entities who will acquire all but two of the stations we propose to divest.

Since Jacor and Clear Channel have identified the entities who will acquire all but two of the stations that we will divest, on February 8, 9, and 10, 1999, we filed applications with the FCC to assign the stations to those entities. The Antitrust Division also is currently reviewing whether those entities are capable of maintaining competition in those markets and we have not yet obtained clearance of any kind from the Antitrust Division.

As Jacor and Clear Channel anticipated, on December 3, 1998, the Antitrust Division issued to Jacor and Clear Channel a second request for information about the effect of the merger in the five affected markets. We believe that the Antitrust Division issued the second request to preserve the statutory waiting period beyond the initial 30 day period to ensure that the divestitures proposed by us are consummated to the Antitrust Division's satisfaction. Until Jacor and Clear Channel either arrange and complete satisfactory divestitures to qualified parties or comply with the second request, we will not be able to proceed with the merger for antitrust purposes. As a third alternative, we could enter into a consent decree with the Antitrust Division where we would agree to complete the divestiture of agree upon stations within a specified period of time following the merger . While Clear Channel agreed in the merger agreement to take any such action as may be necessary to timely complete the merger, Jacor and Clear Channel hope to resolve the antitrust issues without entering into any consent decrees. If practical, Jacor and Clear Channel would like to avoid being subject in the five affected markets to additional operating restrictions that typically are contained in a consent decree and which can last for up to 10 years following the merger.

Although Jacor and Clear Channel are hopeful that our proposed divestiture of 20 radio stations will result in compliance with all antitrust and FCC concerns, it is still possible that the Antitrust Division, the FCC and/or a state antitrust agency could require us to divest additional assets or to agree to various operating restrictions. This could happen at any time before the merger or even after the merger is completed. In addition, private persons may assert antitrust claims against us in certain circumstances. If any of those events occur, we may incur delays in completing the merger, substantial expense in litigating any such claims and/or we may be adversely affected by any operating restrictions that might be imposed upon us.

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

Employees

As of December 31, 1998, Jacor employed approximately 5,500 persons, 4,100 on a full-time and 1,400 on a part-time basis. Each Jacor broadcast area has its own complement of employees which generally include a general manager, sales manager, operations manager, business manager, advertising sales staff, on-air personalities and clerical personnel.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998. On March 26, 1999, the Jacor stockholders approved the Company's merger with Clear Channel at a special meeting of stockholders. Of the 51,512,215 shares of common stock eligible to vote at the special meeting, 43,922,930 shares were voted at the meeting and 99.9% of those shares voted to approve the merger.

              Executive Officers of the Registrant

The following executive officers were elected by the Board of Directors until their respective successors are elected:

                        Age as of
                        March 15,          Offices and
Name                      1999            Positions Held


Samuel Zell                57      Chairman of the Board

Sheli Z. Rosenberg         57      Vice Chairman of the Board

Randy Michaels             46      Chief Executive Officer and Director

Robert L. Lawrence         46      President, Chief Operating Officer
                                   and Director

David H. Crowl             45      President/Radio Division

R. Christopher Weber       43      Senior Vice President and Chief
                                   Financial Officer

John Hogan                 42      Senior Vice President

Jay H. Meyers              48      Senior Vice President

Jon M. Berry               52      Senior Vice President and Treasurer

Jerome L. Kersting         49      Senior Vice President

Thomas P. Owens            44      Senior Vice President-Programming

Paul F. Solomon            39      Senior Vice President, General
                                   Counsel and Secretary

Pamela C. Taylor           44      Senior Vice President-Corporate
                                   Communications

Martin R. Gausvik          42      Vice President-Finance

Alfred Kenyon III          48      Vice President-Engineering

Nicholas J. Miller         46      Vice President-Marketing

William P. Suffa           41      Vice President-Strategic Development

Mr. Zell has been Chairman of the Board of Directors of the Company since April 1997. He is the Chairman of the Board of Equity Group Investments, L.L.C. since 1999 and was, until 1999, the Chairman of the Board of Equity Group Investments, Inc., a privately owned investment management company. Mr. Zell has been Chairman of the Board since 1995, and Chief Executive Officer from 1995 to 1996, and Co-Chairman of the Board from 1992 until 1995, of Manufactured Home Communities, Inc. Mr. Zell also was a director of Jacor from January 1993 to May 1995.

Mrs. Rosenberg has been Vice Chairman of the Board of the Company since April 1997, and served as Board Chair from February 1996 to April 1997. Since 1994 Mrs. Rosenberg has been Chief Executive Officer, President and a director of Equity Group Investments, Inc., a privately owned investment management company. She was a principal of the law firm of Rosenberg & Liebentritt, P.C., from 1980 until 1997, and was Chairman of the firm until September 1996.

Mr. Michaels has been Chief Executive Officer of the Company since November 1996. Mr. Michaels, whose legal name is Benjamin
L. Homel, also served as President from June 1993 to November 1996 and Co-Chief Operating Officer from May 1990 to November 1996. He has served as an officer of Jacor since 1986.

Mr. Lawrence has been President and Chief Operating Officer of the Company since November 1996. Mr. Lawrence also served as Co-
Chief Operating Officer from May 1990 to November 1996. He has been an officer of Jacor since 1986.

David H. Crowl has been President/Radio Division of the Company since September 1996. From 1991 to September 1996, Mr. Crowl served as President/Radio Group of Citicasters, Inc.

R. Christopher Weber has been Senior Vice President and Chief Financial Officer of the Company since 1990, and has served as an officer of Jacor since 1986. Mr. Weber also served as Secretary of the Company from 1993 to March 1997, and has been Assistant Secretary since March 1997.

John E. Hogan has been Senior Vice President of the Company since
November 1996.  From 1992 to November 1996, Mr. Hogan was Vice
President and General Manager of the Company's radio station WPCH-FM in Atlanta, Georgia.

Jay H. Meyers has been a Senior Vice President of the Company since May 1998. From 1994 through April of 1998, Mr. Meyers was a consultant to the broadcasting industry.

Jon M. Berry has been Senior Vice President and Treasurer of the
Company since 1988, and has served as an officer of Jacor since
1982.

Jerome L. Kersting has been Senior Vice President of the Company since September 1996. From January 1994 to September 1996, Mr. Kersting served as Senior Vice President-Business Affairs of Citicasters, Inc., and from 1987 to January 1994, Mr. Kersting served as Vice President-Business Affairs, Broadcast Group, of Citicasters, Inc.

Thomas P. Owens has been Senior Vice President-Programming of the Company since October 1997. From September 1996 to October 1997, Mr. Owens served as Vice President-Programming of the Company. Mr. Owens has been an officer of a subsidiary of the Company since 1994. From 1986 to 1994, Mr. Owens was the Program Director of the Company's radio station WEBN-FM in Cincinnati, Ohio.

Paul F. Solomon has been Senior Vice President and General
Counsel of the Company since February 1997, as well as Secretary since March 1997. From October 1992 to February 1997, Mr.
Solomon was a partner in the Cincinnati-based law firm of Graydon, Head & Ritchey.

Pamela C. Taylor has been Senior Vice President-Corporate Communications of the Company since September 1998. From May 1997 to September 1998 Ms. Taylor served as Vice President-Corporate Communications of the Company. From 1982 to May 1997, Ms. Taylor was Director of Investor and Financial Media Relations for The Kroger Co., the country's largest retail food company.

Martin R. Gausvik has been Vice President-Finance since May 1997.
From September 1996 to May 1997, Mr. Gausvik served as the
Company's Controller.  From October 1984 to September 1996, Mr.
Gausvik was employed by Citicasters, Inc. in various capacities in its accounting and finance department, most recently as Controller.

Alfred S. Kenyon III has been Vice President-Engineering since
November 1996. From 1991 to November 1996, Mr. Kenyon was the director of engineering for the Company.

Nicholas J. Miller has been Vice President-Marketing of the
Company since September 1996.  Mr. Miller served as Vice
President-Marketing Radio & TV of Citicasters, Inc. from 1991 to
September 1996.

William P. Suffa has been Vice President-Strategic Development of the Company since August 1996. From 1989 to August 1996, Mr.
Suffa was President and Managing Principal of Suffa and Cavell,
Inc., an independent consulting firm.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                             PART II





Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "JCOR". The following table presents the high and low sale prices for the Company's common stock for each quarter of 1997 and 1998 as reported on The Nasdaq National Market.

                                                   Price Range of
                                                    Common Stock

1997                                               High       Low

     1st Quarter............................      $31.75    $25.63
     2nd Quarter............................       38.63     26.50
     3rd Quarter............................       46.25     37.25
     4th Quarter............................       55.63     36.50

1998

     1st Quarter............................      $63.00    $46.00
     2nd Quarter............................       63.63     50.25
     3rd Quarter............................       65.25     45.31
     4th Quarter............................       65.00     36.88

At March 5, 1999, there were approximately 1,600 record holders of common stock including shares held in nominee name and the last reported sale price on the Nasdaq National Market was $71.63 per share.

The Company has neither declared nor paid any dividends on its common stock to date. The Company's existing agreements with its lenders limit the payment of dividends. It is the Company's present policy to retain all earnings for the requirements of the business.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES









Item 6.  Selected Financial Data


The following table (in thousands except for per share data) sets forth certain data for the periods indicated and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

"Broadcast cash flow" means operating income before depreciation and amortization and corporate general and administrative expenses. The Company's management believes that broadcast cash flow is helpful in understanding cash flow generated from its broadcasting in comparing operating performance of the Company's broadcast entities to other broadcast companies. Broadcast cash flow is also a key factor in the Company's assessment of performance. Broadcast cash flow should not be considered an alternative to net income or operating income as an indicator of the Company's overall performance.

The comparability of the information reflected in this selected financial data is affected by the acquisition and disposition of certain properties. For information related to acquisitions and dispositions in 1998 and 1997 see Note 3 of Notes to Consolidated Financial Statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






Item 6.  Selected Financial Data, Continued


                           1998       1997       1996       1995        1994
Statement of
Operations Data:
Net broadcast
  revenue                $754,468   $530,574   $223,761   $118,891   $107,010
Operating income          116,531     81,213     39,360     18,617     13,483
Income before
  extraordinary loss          942      3,404      8,071     10,965      7,852
Net income (loss) (a)         942     (4,052)     5,105     10,965      7,852

Basic per share data:
  Before extraordinary
    loss                  $  .02     $  .08      $ .32      $ .58    $    .40
  Extraordinary loss          -        (.18)      (.12)       -           -

Diluted per share data:
  Before extraordinary
    loss                  $  .02     $  .08      $ .30      $ .53    $    .37
  Extraordinary loss          -        (.18)      (.11)       -           -

Other Financial
Data:
Broadcast cash flow      $256,607   $173,791   $ 72,696    $31,601   $ 26,542

Statement of Cash
Flows Data:
Cash provided by
 operating activities    $ 82,599   $ 56,040   $ 24,407    $20,625   $ 11,348
Cash used in
 investing activities     836,043    658,333    859,264     64,340     13,650
Cash provided by
 financing activities     744,771    552,880    905,057     24,177        660

Balance Sheet Data:
Total assets           $3,420,708 $2,601,878 $1,704,942   $208,839   $173,579
Long-term debt          1,289,574    987,500    670,000     45,500       -
Liquid Yield
  Option Notes            306,202    125,300    118,682       -          -
Shareholders' equity    1,203,066    916,351    486,936    139,073    148,794

[FN]


(a) Net income for the years ended December 31, 1997 and 1996 include as extraordinary items losses of $7.5 million and $3.0 million, respectively, net of income tax benefit, related to the write-off of debt financing costs due to significant amendments to the Company's Credit Facility (See
     Note 7 of Notes to Consolidated Financial Statements).

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

CLEAR CHANNEL MERGER

On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger" or the "Clear Channel Merger"). Upon consummation of the Merger, each outstanding share of Jacor common stock will be converted into Clear Channel common stock, based upon the average closing price of Clear Channel common stock during the twenty-five consecutive trading days ending on the second trading day prior to the closing date, as follows:

Average Closing Price of Clear Channel Stock          Conversion Ratio
Less than or equal to $42.86........................... 1.400
Above $42.86 but less than or equal to $44.44.......... 1.400 to 1.350
Above $44.44 but less than $50.00...................... 1.350

If the average closing price is $50.00 or more, the Conversion Ratio will be calculated as the quotient obtained by dividing (A) $67.50 plus the product of .675 and the amount by which the average closing price exceeds $50.00, by (B) the average closing price. If the average closing price is less than or equal to $37.50, the Merger agreement may be terminated by the Company, upon notice to Clear Channel, on one of the two trading days prior to the closing date.

Completion of the Merger is conditioned on receipt of Federal
Communications Commission and other regulatory approvals.  The
Company expects to consummate the Merger by September 30, 1999.

Upon consummation of the Merger, a change in control event will have occurred with respect to the Company's credit facility, liquid yield option notes and the senior subordinated notes.
Such change in control would give the credit facility lenders the right to require repayment of amounts borrowed under the facility, and require the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date.

As a result of the Merger, all options and stock appreciation rights for Jacor common stock not vested at the effective time of the Merger become fully vested and exercisable one day before the effective time of the Merger. Clear Channel will assume all of these options and stock appreciation rights on the same terms and conditions as were applicable prior to the effective time of the Merger. The holders may exercise such options and stock appreciation rights for or with respect to shares of Clear Channel common stock at an exercise price adjusted to reflect the exchange ratio of the Merger.

Additionally, the Merger will result in each holder of the Company's common stock warrants becoming entitled to exercise such warrants for shares of Clear Channel common stock instead of Jacor common stock. Upon the exercise of such warrants after the Merger, the holders of such warrants will receive that number of shares of Clear Channel common stock that the holder would have received if he or she had exercised such warrants for shares of Jacor common stock immediately prior to the effective time of the Merger, as adjusted to reflect the exchange ratio of the Merger.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





GENERAL

The following discussion should be read in conjunction with the financial statements beginning on page 54.

This Report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statement as a result of the matters discussed in this Report generally. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Most advertising contracts are short-term and run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold by the station's sales staff. In 1998, approximately 80% of the Company's gross station revenue was from local advertising and approximately 20% was from national advertising. A station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. National advertising sales for most of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

The Company's broadcasting services include the distribution of syndicated radio programs and comprehensive radio research services. The Company enters into contracts with radio stations throughout the country to supply them with syndicated programs such as "The Rush Limbaugh Show" and "The Dr. Laura Program."
The Company generates revenue from distributing its syndicated programming in two ways: (i) selling commercial broadcast inventory received in exchange for the syndicated programming, and (ii) cash programming fees. Aside from "The Rush Limbaugh Show" and "The Dr. Laura Program", most of the Company's syndicated programs are sold in exchange for commercial broadcast inventory. In those cases, the Company's revenues depend on how successful the Company is in selling air time to advertisers at attractive rates.

The Company, through its wholly owned subsidiary, Premiere Radio Networks, Inc. ("Premiere"), also provides research services, including music play lists and on-air promotion tracking and call-out research, for ten radio formats, in exchange for commercial broadcast inventory instead of on a cash basis. This practice makes the services more attractive to radio stations which have limited cash resources and/or excess commercial broadcast inventory. Premiere's in house sales force sells commercial broadcast inventory to more than 350 national advertisers. The Company leverages its sales force and generates additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party networks and independent syndicated programming and service suppliers that do not have their own sales forces.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES






LIQUIDITY AND CAPITAL RESOURCES

Upon consummation of the Clear Channel Merger, a change in control event will have occurred with respect to covenants in the Company's credit facility, liquid yield option notes and each outstanding issue of the senior subordinated notes. Such change in control would give the credit facility lenders the right to require repayment of amounts borrowed under the facility, and require the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date. Total amounts which could potentially become payable, assuming the Merger was completed on December 31, 1998, are approximately $1.631 billion. The Company believes that financing to repay any debt which may come due upon consummation of the Merger will be provided or arranged by Clear Channel.

In August 1998, the Company entered into an advisory agreement with Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest stockholder, the Zell/Chilmark Fund L.P., whereby the Company agreed to pay EGI a fee equal to .75% of the equity value of the Company, as defined in the advisory agreement, on any change in control event. The Zell/Chilmark Fund L.P. has entered into a voting agreement pursuant to which it agreed to vote its shares in favor of the proposal to approve the Merger.

Recent liquidity needs have been driven by the Company's acquisition strategy. The Company's acquisitions since 1996 have been financed with funds raised through a combination of debt and equity instruments. An important factor in management financing decisions includes maintenance of leverage ratios consistent with their long-term growth strategy. The Company currently has sufficient resources to finance all pending acquisitions.

Based upon current levels of the Company's operations, it is expected that operating cash flow will be sufficient to meet expenditures for operations, administrative expenses and debt service related to acquisitions for the foreseeable future.


Financing Activities

Cash provided by financing activities was $744.8 million for the year ended December 31, 1998, as compared to $552.9 million for the year ended December 31, 1997 and $905.1 million for the year ended December 31, 1996. The change between years is related to the amount of cash necessary for the acquisition of radio stations and broadcasting related service companies in the respective years.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES, Continued

Credit Facilities

The Company has a $1.15 billion credit facility (the "Credit Facility") with a group of banks and other financial institutions. The Credit Facility provides loans to the Company in two components: (i) a reducing revolving credit facility (the "Revolving Credit Facility") of up to $750 million under which the aggregate commitments will reduce on a semi-annual basis commencing in June 2000; and (ii) a $400 million amortizing term loan (the "Term Loan") with a scheduled reduction of $35.0 million on December 31, 1999 and increasing semi-annual reductions thereafter. The Term Loan and the Revolving Credit Facility expire on December 31, 2004. Amounts repaid or prepaid under the Term Loan may not be reborrowed. The Credit Facility bears interest at a rate that fluctuates, with an applicable margin ranging from 0.00% to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended (the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At March 5, 1999, the average interest rate on Credit Facility borrowings was 5.57%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

As of March 5, 1999, the Company had $400.0 million of outstanding indebtedness under the Term Loan, $375.0 million of outstanding indebtedness under the Revolving Credit Facility, and available borrowings of $375.0 million.

Debt and Equity Offerings

In February 1998, the Company completed offerings of 5.1 million shares of common stock, 8% Senior Subordinated Notes due 2010, and 4 3/4% Liquid Yield Option Notes (collectively the "February 1998 Offerings"). Net proceeds from the February 1998 Offerings were $525.0 million, of which $197.5 million was used to pay off the then outstanding balance of the Revolving Credit Facility. The remaining proceeds were used for acquisition purposes.

Investing Activities

Cash flows used for investing activities were $836.0 million for the year ended December 31, 1998 as compared to $658.3 million for the year ended December 31, 1997 and $859.3 million for the year ended December 31, 1996. The variations from year to year are related to varying station acquisition activity and capital expenditures, as described below.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES, Continued

Completed Acquisitions and Dispositions

During 1998, the Company completed the following: acquisitions of 62 radio stations in 34 different broadcast areas; five separate exchanges, whereby the Company exchanged ten radio stations in four broadcast areas for 13 radio stations in six broadcast areas; disposition of six radio stations in three broadcast areas; acquisitions of the stock of two and the assets of five broadcasting related businesses; and the acquisition of the call letters and certain intangible assets of one radio station. The Company paid cash consideration for the above acquisitions of approximately $787.0 million in 1998 excluding approximately $18.8 million of cash paid in escrow in 1997. The Company also assumed approximately $10.7 million in debt owed to wholly-owned subsidiaries of the Company, a note payable of approximately $0.8 million, and additional contingent consideration of up to $1.6 million payable over three years. The acquisitions were funded through net proceeds from the February 1998 Offerings of $525.0 million, and borrowings under the Credit Facility.

Acquisitions and Dispositions Completed Subsequent to December
31, 1998

Through March 5, 1999, the Company completed acquisitions of the FCC licenses and substantially all of the assets of 21 and the stock of 2 radio stations in two existing and nine new broadcast areas and the FCC license and substantially all of the assets of one television station in one new broadcast area for aggregate cash consideration of approximately $106.9 million, of which approximately $10.0 million was placed in escrow in 1998 and 1997. These acquisitions were funded through borrowings under the Revolving Credit Facility.

Pending Acquisitions and Dispositions

The Company has entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 15 stations and the stock of one station in seven of the Company's existing broadcast areas and in three new broadcast areas for a total purchase price of approximately $164.3 million in cash, of which approximately $9.9 million has already been paid in escrow through March 17, 1999. These acquisitions will be funded through a combination of cash generated from operations and borrowings under the Credit Facility.

The Company has entered into an agreement to sell the FCC license and substantially all of the broadcast assets of one radio station for approximately $5.0 million in cash. Additionally, in connection with the Clear Channel Merger, the Company has signed letters of intent to sell five radio stations in the Louisville broadcast area for approximately $68.0 million and the format of one and the FCC license of another station in the Tampa broadcast area for approximately $35.0 million upon the consummation of the Clear Channel Merger.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES, Continued

See the table beginning on page 6 for a detailed list by market of the 243 radio stations owned and/or operated by the Company, assuming that all acquisitions and dispositions pending as of March 5, 1999 are completed, excluding the impact of the completion of the Clear Channel Merger.

Capital Expenditures

The Company had capital expenditures of $36.2 million, $20.0 million and $11.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's capital expenditures for operations consist primarily of broadcasting equipment purchases and tower upgrades. Additionally, in 1998 capital expenditures included outlays of cash for the Company's ongoing digital automation project and in 1997 capital expenditures included a centralized accounting system and the Company's wide area network.


Operating Activities

For the year ended December 31, 1998, cash flow provided by operating activities was $82.6 million, as compared to $56.0 million for the year ended December 31, 1997 and $24.9 million for the year ended December 31, 1996. The change is primarily due to an increase in operating income related to acquisitions.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




RESULTS OF OPERATIONS

The Company operates in one reportable segment - Radio. At December 31, 1998, the radio segment includes 214 radio stations in 57 broadcast areas and Premiere. Substantially all revenues of each broadcast area and Premiere is generated from the sale of commercial broadcast inventory. Aggregated segments included in the caption "other" includes one television station and various broadcast related businesses that provide services such as market research, satellite connectivity and traffic reporting.

The Company's management evaluates each broadcast area's performance based on operating income before corporate expenses, interest expense, income taxes, gains or losses and miscellaneous expenses. Specific industry related performance measures also reviewed by management include "Broadcast Cash Flow", which excludes depreciation and amortization from the operating income measurement defined above. Intersegment sales consist primarily of license fees for syndicated programming and other broadcast services provided to the Company's radio stations. Intersegment revenues are recorded at market rates.

Financial information for the Company's segments is as follows
(in thousands):

                                                 Favorable            Favorable
                                               (Unfavorable)        (Unfavorable)
For the years ended December 31,        1998      Change      1997     Change      1996
Net revenues:
 Radio                              $  700,079     44.8%  $  483,548   145.2%  $  197,172
 Other                                  54,389     15.7%      47,026    76.9%      26,589
 Total net revenues                 $  754,468     42.2%  $  530,574   137.1%  $  223,761
Broadcast operating expenses:
 Radio                              $  457,597    (40.5%) $  325,753  (140.8%) $  135,284
 Other                                  40,264    (29.8%)     31,030   (96.6%)     15,781
 Total broadcast operating expenses $  497,861    (39.5%) $  356,783  (136.2%) $  151,065
Broadcast cash flow:
 Radio                              $  242,482     53.7%  $  157,795   155.0%  $   61,888
 Other                                  14,125    (11.7%)     15,996    48.0%      10,808
 Total broadcast cash flow          $  256,607     47.7%  $  173,791   139.1%  $   72,696
Depreciation & amortization:
 Radio                              $  108,979    (58.5%) $   68,760  (250.4%) $   19,624
 Other                                   8,903     (6.5%)      8,356  (149.1%)      3,354
 Corporate                               2,510    (83.3%)      1,369  (221.4%)        426
 Total depreciation & amortization  $  120,392     53.4%  $   78,485  (235.3%) $   23,404
Operating income before Corporate
 general and administrative expense:
 Radio                              $  133,503     49.9%  $   89,035   110.7%  $   42,264
 Other                                   5,222    (31.6%)      7,640     2.5%       7,454
 Corporate                              (2,510)   (83.3%)     (1,369) (221.4%)       (426)
 Subtotal                              136,215     42.9%      95,306    93.3%      49,292
Corporate general and administrative
 expense:                              (19,684)   (39.7%)    (14,093)  (41.9%)     (9,932)
Net operating income                $  116,531     43.5%  $   81,213   106.3%  $   39,360


                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




RESULTS OF OPERATIONS, Continued

                                                 Favorable            Favorable
                                               (Unfavorable)        (Unfavorable)
For the years ended December 31,        1998      Change      1997     Change      1996
Other Consolidated Statements of
Operations Data:
Interest expense                    $ (107,295)   (30.3%) $  (82,315) (155.3%) $  (32,244)
Gain on sale of assets              $   10,896     (2.1%) $   11,135   338.6%  $    2,539
Income tax expense                  $  (28,100)  (192.7%) $   (9,600)  (31.5%) $   (7,300)
Extraordinary loss                  $     -          -    $   (7,456) (151.4%) $   (2,966)
Net income (loss)                   $      942    123.2%  $   (4,052) (179.4%) $    5,105

Other Consolidated Financial
Statement Data:
Capital expenditures                $   36,232     81.3%  $   19,980    68.6%  $   11,852
Radio station and other
 acquisitions                       $  786,992     15.7%  $  680,206   (17.7%) $  826,302
Total assets                        $3,420,708     31.5%  $2,601,878    52.6%  $1,704,942


Discussion of Radio Segment Financial Statement Changes

The increase in net revenue from 1997 to 1998, and from 1996 to 1997 is due primarily to revenue generated at those properties owned or operated during 1998, but not during the comparable 1997 period, and during 1997, but not during the comparable 1996 period, respectively. On a "same station" basis - reflecting results from stations operated for the entire twelve months of both 1998 and 1997 - broadcast revenue increased $53.8 million or 14.4%, from $373.2 million in 1997 to $427.0 million in 1998. On a "same station" basis, reflecting results from stations operated for the entire twelve months of both 1997 and 1996 - broadcast revenue increased $17.7 million or 11.8%, from $149.8 million in 1997 to $167.5 million in 1997. The increases in "same station" revenue from 1997 to 1998 and from 1996 to 1997 is due in part to favorable ratings and a strong advertising environment.

The increase in radio broadcast operating expenses from 1997 to 1998, and from 1996 to 1997 is due primarily to expenses incurred at those properties owned or operated during 1998 but not during the comparable 1997 period, and during 1997 but not during the comparable 1996 period, respectively. "Same station" broadcast expenses increased by $23.0 million or 9.2% from $250.0 million in 1997 to $273.0 million in 1998. For the 1996 to 1997 comparison, "same station" broadcast operating expenses increased $8.2 million or 8.6% from $94.9 million in 1996 to $103.1 million in 1997. The increases between years was the result of increased payroll, programming and selling costs.

Depreciation and amortization expense increased from 1997 to 1998, as well as from 1996 to 1997 due to acquisitions made during 1997 and 1998.

Operating income increased from 1997 to 1998, as well as from 1996 to 1997 as a result of the acquisitions made throughout 1997 and 1998, and to a lesser extent, increases in "same station" operating performance.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Discussion of Other Statement of Operations Data

Interest expense increased from 1997 to 1998, and from 1996 to 1997 due to increases in outstanding debt incurred in connection with the Company's acquisitions.

The gain on sale of assets in 1998 resulted primarily from the exchange of two radio stations in San Diego, California and three radio stations in Columbus, Ohio in August 1998. The gain on the sale of assets in 1997 resulted primarily from the sale of the Company's investment in warrants in February 1997 and in an equity security in May 1997. The 1996 gain was a result of the sale of two FM radio stations in Knoxville.

Income tax expense increased from 1997 to 1998 due to approximately $14.8 million in deferred tax expense related to gains recorded on the exchange of certain radio stations. The increase from 1996 to 1997 was due to an increase in the effective tax rate as a result of an increase in non-deductible goodwill resulting from acquisitions.

The Company recognized extraordinary losses in 1997 and 1996 related to the write off of debt financing costs due to significant amendments to the Company's Credit Facility (See Note
7 in the Notes to Consolidated Financial Statements).

Year 2000 Computer System Compliance

The year 2000 issue (Y2K) is the result of computer programs written with date sensitive codes that contain two digits (rather than four) to define the year. As the year 2000 approaches, certain computer systems may be unable to accurately process certain date-based information as the program may interpret the year 2000 as 1900. In connection with this date change, the Company's management has developed a formal, enterprise-wide strategic plan to ensure that computer systems are Y2K compliant. The Company's compliance plan has four phases consisting of awareness, assessment, remediation and testing. The Company is in various stages of completing each phase as a result of its continued growth through acquisitions.

The Company has substantially completed the Y2K assessment phase of its computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems (ii) traffic scheduling and billing systems (iii) accounting and financial reporting systems, and (iv) local and wide area networking infrastructure. Various insignificant systems and other immaterial acquisitions are still in the assessment phase, which will be completed throughout the first and second quarter of 1999. The Company has also initiated formal communication with all of its key business partners to identify their exposure to the year 2000 issue. Key business partners include local and national advertisers, suppliers of communications services, financial institutions and suppliers of utilities. This part of the assessment has targeted external
risks related to Y2K and is still in process.   External risks
identified through the assessment phase include loss of power and communication links that are not subject to the Company's control. The Company is in the process of developing power and communications contingency plans for each broadcast area. This is expected to be completed by the fourth quarter of 1999.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





RESULTS OF OPERATIONS, Continued

The remediation phase is approximately 40% complete for critical systems within the Company's control. Activities in this phase include the actual repair, replacement, or upgrade of the Company's systems based on the findings of the assessment phase. Systems still in the remediation phase include various traffic systems and transmission equipment; however, the Company has identified and decided on Y2K compliant versions to upgrade or replace existing hardware and software. This remediation process for critical systems will be completed by the end of the second quarter of 1999. Other non-critical systems are also in the remediation phase and will not require the expenditure of significant resources. Remediation of these systems will be completed after the critical systems by the end of the third quarter of 1999.

The final project phase, the testing phase, will include the actual testing of the enhanced and upgraded systems and will be completed by the end of the third quarter of 1999. This process includes internal and external user review and confirmation, as well as unit testing and integration testing with other systems interfaces. Certain critical systems have already been successfully tested after remediation, and such remediation can be applied to other systems where needed. Based on the Company's knowledge of its critical systems and other certified Y2K compliant industry specific software (i.e., traffic systems) significant contingency planning for such systems is not anticipated to be needed, but will be developed in a timely manner, if necessary.

The Company anticipates minimal business disruption from both external and internal factors. However, possible risks include, but are not limited to, loss of power and communication links which are not subject to the Company's control. The Company believes that its Y2K compliance issues will be resolved on a timely basis and that any related costs will not have a material impact on the Company's operations, cash flows, or financial condition of future periods. The costs incurred in the assessment phase are primarily internal costs, which have been expensed as incurred and are immaterial. Internal costs will continue to be expensed as incurred and will not be significantly greater than those incurred in 1998. Costs in the remediation phase include replacement of certain computer hardware and software, which were less than $1 million in 1998, and are included in the capital expenditures of the Company.

Recent Pronouncements

On January 1, 1999, the Company adopted AICPA Statement of
Position (SOP) 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use," issued in March
1998. SOP 98-1 requires the capitalization of certain expenditures for software that are purchased or internally developed for use in the business. The Company believes the implementation of SOP 98-1 will not have a material impact on its financial reporting.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no derivative instruments or hedging activities.

Item   7A.   Quantitative   and  Qualitative   Disclosures   About   Market
             Risk

Item 7A is not applicable to the Company.




Item 8.  Financial Statements and Supplementary Data

                                                                Page

Report of Independent Accountants                                55

Consolidated Balance Sheets:  December 31, 1998 and 1997         56

Consolidated Statements of Operations and Comprehensive Income:
  Years ended December 31, 1998, 1997 and 1996                   57

Consolidated Statements of Shareholders' Equity:
  Years ended December 31, 1998, 1997 and 1996                   59

Consolidated Statements of Cash Flows:
  Years ended December 31, 1998, 1997 and 1996                   61

Notes to Consolidated Financial Statements                       63

Quarterly Financial Data                                         91

               REPORT OF INDEPENDENT ACCOUNTANTS








To the Shareholders and
Board of Directors of
Jacor Communications, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Jacor Communications, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 12, 1999

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998 AND 1997
                     (In thousands, except share amounts)
                                                  1998            1997
                         ASSETS
Current assets:
  Cash and cash equivalents                   $    20,051    $    28,724
  Accounts receivable, less allowance for
    doubtful accounts of $8,303 in 1998
    and $6,195 in 1997                            201,466        135,073
  Prepaid expenses and other                       32,796         33,790

            Total current assets                  254,313        197,587

Property and equipment, net                       281,049        206,809
Intangible assets, net                          2,749,348      2,104,221
Other assets                                      135,998         93,261

            Total assets                      $ 3,420,708    $ 2,601,878

                     LIABILITIES
Current liabilities:
  Current portion long-term debt              $    35,000    $      -
  Accounts payable                                 20,015        17,294
  Accrued expenses and other                       86,184        68,971
  Accrued payroll                                  16,238        15,246
  Accrued income taxes                              5,963        16,738
          Total current liabilities               163,400       118,249

Long-term debt                                  1,289,574       987,500
Liquid Yield Option Notes                         306,202       125,300
Deferred tax liability                            345,478       338,867
Other liabilities                                 112,988       115,611

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and unissued
   4,000,000 shares                                 -              -
Common stock, no par value, $0.01 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   51,184,217 in 1998 and 45,689,677 in 1997          512           457
Additional paid-in capital                      1,124,057       863,086
Common stock warrants                              30,819        31,500
Accumulated other comprehensive income             25,428          -
Retained earnings                                  22,250        21,308

            Total shareholders' equity          1,203,066       916,351

            Total liabilities and
              shareholders' equity            $ 3,420,708   $ 2,601,878


                   The accompanying notes are an integral
               part of the consolidated financial statements.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     for the years ended December 31, 1998, 1997 and 1996
            (In thousands, except per share amounts)



                                       1998           1997          1996


    Broadcast revenue              $  850,720     $  595,229    $  250,461
         Less agency commissions       96,252         64,655        26,700

            Net revenue               754,468        530,574       223,761

    Broadcast operating expenses      497,861        356,783       151,065
    Depreciation and amortization     120,392         78,485        23,404
    Corporate general and
       administrative expenses         19,684         14,093         9,932

            Operating income          116,531         81,213        39,360

    Interest expense                 (107,295)       (82,315)      (32,244)
    Gain on sale of assets             10,896         11,135         2,539
    Other income                       12,248          3,452         6,342
    Other expense                      (3,338)          (481)         (626)

            Income before
            income taxes and
            extraordinary loss       29,042         13,004          15,371

  Income tax expense                (28,100)        (9,600)         (7,300)

  Income before
      extraordinary loss                942          3,404           8,071

  Extraordinary loss, net
      of income tax benefit             -           (7,456)         (2,966)

          Net income (loss)             942         (4,052)          5,105

  Other comprehensive income
       (loss) before tax:
  Unrealized gains on securities     42,380          2,697           3,403
  Less: reclassification adjustment
     for gains included in net
     income                            -            (6,100)           -
  Other comprehensive income,
     before tax                      42,380         (3,403)          3,403
  Income tax (expense) benefit
     related to items of other
     comprehensive income           (16,952)         1,361          (1,361)
  Other comprehensive income
     (loss), net of tax              25,428         (2,042)          2,042

  Comprehensive income (loss)    $   26,370     $   (6,094)     $    7,147


                                   (Continued)

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     for the years ended December 31, 1998, 1997 and 1996
            (In thousands, except per share amounts)
                           (Continued)





                                       1998           1997         1996


    Basic net income (loss)
      per common share:
         Before extraordinary loss    $ .02          $ .08        $ .32
         Extraordinary loss              -            (.18)        (.12)
          Net income (loss)
            per common share          $ .02          $(.10)       $ .20

    Diluted net income (loss)
     per common share:
       Before extraordinary loss      $ .02          $ .08        $ .30
       Extraordinary loss                -            (.18)        (.11)
          Net income (loss)
           per common share           $ .02          $(.10)       $ .19

    Number of common shares used
       in Basic calculation           50,389         40,460      25,433

    Number of common shares used
       in Diluted calculation         54,565         42,163      26,442









            The accompanying notes are an integral
        part of the consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           for the years ended December 31, 1998, 1997 and 1996
                                  (In thousands)


                                                          Accumulated
                     Common Stock    Additional  Common      Other
                  Shares    Stated    Paid-In     Stock  Comprehensive   Retained
                            Value     Capital   Warrants     Income      Earnings    Total
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1995             18,157     $182    $118,248   $   388        -       $20,255     $139,073
Common stock
 offering         11,250      113     301,636       -          -           -        301,749
Employee stock
 purchases            48      -           672       -          -           -            672
Exercise of
 stock options       106        1         650       -          -           -            651
Conversion of
 warrants          1,726       17      14,704      (374)       -           -         14,347
Purchase of
 warrants            -        -        (5,080)      (14)       -           -         (5,094)
Issuance of
 warrants            -        -           -      26,500        -           -         26,500
Other
 comprehensive
 income              -        -           -         -       $2,042         -          2,042
Stock related
 compensation        -        -         1,891       -          -           -          1,891
Net income           -        -           -         -          -         5,105        5,105
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1996             31,287      313     432,721    26,500      2,042      25,360      486,936
Common stock
 offering          8,321       83     246,079      -          -           -         246,162
Stock issued for
 acquisitions      5,774       58     179,370      -          -           -         179,428
Employee stock
 purchases            87        1       2,137      -          -           -           2,138
Exercise of
 stock options       220        2       3,030      -          -           -           3,032
Issuance of
 warrants           -          -         -        5,000       -           -           5,000
Other
 comprehensive
 income             -          -         -         -        (2,042)       -          (2,042)
Other               -          -         (251)     -          -           -            (251)
Net loss            -          -         -         -          -         (4,052)      (4,052)
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1997            45,689      $457    $863,086   $31,500       -        $21,308     $916,351
---------------------------------------------------------------------------------------------

                          (Continued)


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           for the years ended December 31, 1998, 1997 and 1996
                                  (In thousands)
                                  (Continued)




                                                          Accumulated
                     Common Stock    Additional  Common      Other
                  Shares    Stated    Paid-In     Stock  Comprehensive   Retained
                            Value     Capital   Warrants     Income      Earnings    Total
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1997            45,689      $457    $863,086   $31,500       -        $21,308      $916,351
Common stock
 offering         5,073        51     244,888      -          -           -          244,939
Employee stock
 purchases           70        -        3,080      -          -           -            3,080
Exercise of
 stock options      277         3       4,707      -          -           -            4,710
Conversion of
 warrants            70         1       3,504      (681)      -           -            2,824
Other
 comprehensive
 income             -          -         -         -       $25,428        -           25,428
LYONs conversions     5        -          194      -          -           -              194
Other               -          -        4,598      -          -           -            4,598
Net income          -          -         -         -          -            942           942
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1998            51,184      $512   $1,124,057   $30,819   $25,428     $22,250    $1,203,066








          The accompanying notes are an integral part of the consolidated financial statements.


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1998, 1997 and 1996
                             (In thousands)
<CAPTION)


                                             1998         1997       1996

Cash flows from operating activities:
  Net income (loss)                       $    942     $ (4,052)    $  5,105
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation                           26,457       17,836        7,661
     Amortization of intangible assets      93,935       60,649       15,743
     Extraordinary loss                       -           7,456        2,966
     Non-cash interest expense              17,227        6,618        4,327
     Provision for bad debts
       and other                             2,108        1,155        1,870
     Deferred income taxes                  14,956       (6,648)        (233)
     Gain on sale of assets                (10,896)     (11,135)      (2,539)
     Changes in operating assets and
       liabilities, net of effects
        of acquisitions and disposals:
         Accounts receivable               (68,319)     (37,495)     (18,626)
         Prepaid expenses and
            other assets                    (1,451)      (9,637)      (4,076)
          Accounts payable                   2,720        4,694       10,054
         Accrued expenses and other
            liabilities                      4,920       26,599        2,655

Net cash provided by
  operating activities                      82,599       56,040       24,907


                               (Continued)



                 The accompanying notes are an integral
              part of the consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1998, 1997 and 1996
                             (In thousands)
                               (Continued)


                                             1998         1997         1996
Cash flows from investing activities:
  Capital expenditures                    $ (36,232)    $ (19,980)   $ (11,852)
  Cash paid for acquisitions               (786,992)     (680,206)    (826,302)
  Deposits on broadcast stations            (13,219)      (51,410)     (23,608)
  Proceeds from sale of assets               10,400        93,263        6,595
  Loans originated and other                (10,000)         -          (4,097)

Net cash used by investing
    activities                             (836,043)     (658,333)    (859,264)


Cash flows from financing activities:
  Issuance of long-term debt                534,539       627,700      973,000
  Issuance of common stock                  249,243       248,433      431,898
  Repayment of long-term debt              (197,500)     (310,200)    (471,600)
  Payment of financing costs                 (8,461)      (13,659)     (27,435)
  Issuance of LYONs                         166,950          -            -
  Other                                        -              606         (806)

Net cash provided by
    financing activities                    744,771       552,880      905,057

Net (decrease) increase in cash
  and cash equivalents                       (8,673)      (49,413)      70,700
Cash and cash equivalents at
  beginning of year                          28,724        78,137        7,437

Cash and cash equivalents at
        end of year                       $  20,051     $  28,724    $  78,137

Supplemental disclosures of cash
flow information:
  Cash paid for:
     Interest                            $  87,253     $  72,191    $   5,300
     Income taxes                        $   8,588     $   5,383    $   4,992

Supplemental schedule of non-cash
investing and financing activities:
  Fair value of assets exchanged          $ 258,566     $ 120,000    $170,000
  Liabilities assumed in acquisitions     $  19,263     $ 120,325    $296,187




                  The accompanying notes are an integral
              part of the consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.   ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

     Description of Business

     The Company operates in a single reportable segment, radio, which derives its revenue from the sale of commercial broadcast inventory. The radio segment includes all of the Company's radio stations owned or operated and Premiere, a radio syndication business. The Company also aggregates into the category "other", one television station and several broadcast related businesses that provide market research, traffic reporting and satellite connectivity.

     As of December 31, 1998 the Company owned and/or operated
     214 radio stations and one television station in 57 broadcast areas throughout the United States.

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

          Land improvements               20 Years
          Buildings                       25 Years
          Equipment                     3 to 20 Years
          Furniture and fixtures        5 to 12 Years
          Leasehold improvements        Life of lease

     Intangible Assets

     Intangible assets are stated at cost less accumulated amortization; amortization is provided principally on the straight-line basis over the following lives:

          FCC Broadcasting licenses       40 Years
          Goodwill                        40 Years
          Contracts and other
             intellectual property      3 to 25 Years

     Effective January 1, 1996, the Company adopted Statement of Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Prior to 1996, the Company accounted for the impairment of intangible assets under Accounting Principles Board (APB) Opinion No. 17. The adoption of this statement did not impact the Company's policy for reviewing the carrying value of intangible assets.

     The carrying value of intangible assets is reviewed by the Company when events or circumstances suggest that the recoverability of an asset may be impaired. If this review indicates that goodwill, FCC licenses and other intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of the goodwill, FCC licenses, and other intangible assets will be reduced to their respective fair values.

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

     Reclassifications

     Certain prior year amounts have been reclassed to conform to 1998 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







2.   CLEAR CHANNEL MERGER

     On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger" or the "Clear Channel Merger"). Upon consummation of the Merger, each outstanding share of Jacor common stock will be converted into Clear Channel common stock, based upon the average closing price of Clear Channel common stock during the twenty-five consecutive trading days ending on the second trading day prior to the closing date, as follows:

     Average Closing Price of Clear Channel Stock           Conversion Ratio
     Less than or equal to $42.86........................... 1.400
     Above $42.86 but less than or equal to $44.44.......... 1.400 to 1.350
     Above $44.44 but less than $50.00...................... 1.350

     If the average closing price is $50.00 or more, the Conversion Ratio will be calculated as the quotient obtained by dividing (A) $67.50 plus the product of .675 and the amount by which the average closing price exceeds $50.00, by
     (B) the average closing price. If the average closing price is less than or equal to $37.50, the Merger agreement may be terminated by the Company, upon notice to Clear Channel, on one of the two trading days prior to the closing date.

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

     As a result of the Merger, all options and stock appreciation rights for Jacor common stock not vested at the effective time of the Merger become fully vested and exercisable one day before the effective time of the Merger. Clear Channel will assume all of these options and stock appreciation rights on the same terms and conditions as were applicable prior to the effective time of the Merger. The holders may exercise such options and stock appreciation rights for or with respect to shares of Clear Channel common stock at an exercise price adjusted to reflect the exchange ratio of the Merger.

     In August 1998, the Company entered into an advisory agreement with Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest stockholder, the Zell/Chilmark Fund L.P., whereby the Company agreed to pay EGI a fee equal to .75% of the equity value of the Company, as defined in the advisory agreement, on any change in control event. The Zell/Chilmark Fund L.P. has entered into a voting agreement pursuant to which it agreed to vote its shares in favor of the proposal to approve the Merger.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITIONS

     Completed 1998 Acquisitions and Dispositions

     Nationwide Related Transactions

     In August 1998, the Company completed the acquisition of substantially all broadcast related assets of Nationwide Communications Inc. ("Nationwide") for total cash consideration of approximately $555 million, of which $30.0 million was placed in escrow in 1997, plus acquisition costs. Simultaneously with the Nationwide acquisition, but in separate transactions, the Company effected the exchange and sale of certain radio stations in order to satisfy antitrust concerns raised by the Department of Justice in connection with the Nationwide acquisition. For financial reporting purposes, the Company recorded the exchange of eight radio stations as sale transactions, receiving non-cash consideration in the form of nine radio stations with aggregate fair values of $195 million. Additionally, one other radio station was sold for $10.l million in cash. The Company recorded net pre-tax gains of $10.9 million, which was measured by the difference between the fair value of the radio stations exchanged or sold and the carrying value of the properties. The Company believes that certain of the transactions qualify as tax-deferred like-kind exchanges, therefore, the income tax expense of approximately $14 million associated with the gains is included in the deferred component of income tax expense. The radio stations received in the exchange transactions were recorded as purchase transactions at their respective fair values. The following radio stations were included in the transactions:

                                                     Stations Received
                                                        in Exchange
                                 Stations             Transaction or
     Purchased from              Exchanged            Purchased from
       Nationwide                 or Sold              Other Parties

     WCOL-FM, WFII-AM,       WLVQ-FM, WAZU-FM,       WMJI-FM, WMMS-FM
     WNCI-FM (Columbus, OH)  WHOK-FM (Columbus, OH)  (Cleveland)
     WPOC-FM (Baltimore)     WKNR-FM (Cleveland)     KUFX-FM (Fremont, CA)
     WGAR-FM (Cleveland)     KSGS-AM, KMJZ-FM        WOCT-FM, WCAO-AM
                             (Minneapolis)           (Baltimore)
     KDMX-FM, KEGL-FM        KKLQ-FM, KJQY-FM        KLOU-FM, KSD-FM
     (Dallas)                (San Diego)             (St. Louis)
     KHMX-FM, KTBZ-FM                                KOME-FM
     (Houston)                                       (San Jose, CA)
     KSGS-AM, KMJZ-FM                                WTAE-AM (Pittsburgh)
     (Minneapolis)
     KGLQ-FM, KZZP-FM
     (Phoenix)
     KMCG-FM, KXGL-FM
     (San Diego)

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.   ACQUISITIONS, Continued

     Other Transactions

     Also during 1998, the Company completed acquisitions of 47 radio stations in 10 existing and 17 new broadcast areas for a purchase price consisting of approximately $237.0 million in cash, of which $18.8 million was placed in escrow in 1997, and the assumption of approximately $10.7 million in debt owed to wholly-owned subsidiaries of the Company.

     The Company also completed two separate exchanges of broadcast properties, exchanging five stations in two broadcast areas for seven stations in two broadcast areas.
     The Company sold six broadcast properties in three broadcast areas for approximately $1.1 million in cash.

     During 1998, the Company completed acquisitions of two broadcasting service companies and the assets of five other broadcasting service companies for a purchase price of approximately $14.5 million in cash, a note payable of approximately $0.8 million, plus additional contingent consideration of up to $1.6 million payable over three years.

     Completed 1997 Acquisitions and Dispositions

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

     The Company also completed three separate like-kind exchanges of broadcast properties, exchanging five stations and net cash of $11.0 million, of which $3.6 million was placed in escrow in 1996, for nine stations. The Company sold two stations in two broadcast areas for $9.5 million.

     In June, the Company acquired by merger Premiere, a company that produces syndicated network radio programs and services which it distributes in exchange for commercial broadcast time that is resold to national advertisers. The total consideration paid by the Company including payment for certain Premiere warrants and stock options, was $189.8 million, consisting of $138.8 million in cash and the issuance of 1,416,886 shares of common stock.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





3.   ACQUISITIONS, Continued

     In April 1997, the Company acquired substantially all the assets relating to the broadcast distribution and related print and electronic media publishing businesses of Radio-Active Media (formerly EFM Media Management), for $50.0 million in cash. Additionally, in October 1997, the Company acquired the rights to The Dr. Laura Program from Synergy Broadcasting, Inc. and the assets of Multiverse Networks, L.L.C., a network radio sales representation firm, for $71.5 million in cash.

     The Company completed the acquisition of two additional broadcasting service companies for a purchase price of approximately $29.0 million.

     All of the above acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. Assuming each of the 1998 and 1997 acquisitions had taken place at the beginning of 1997, unaudited pro forma consolidated results of operations would have been as follows:

                                             Pro Forma (Unaudited)
                                            Year Ended December 31,
                                            1998              1997

     Net revenue                            $824,616       $714,853
     Net loss before extraordinary loss       (9,568)       (14,263)
     Diluted loss per common share
       before extraordinary loss               $(.19)         $(.28)

     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

     Acquisitions Completed Subsequent to December 31, 1998

     The Company purchased the FCC licenses and substantially all of the assets of 21 and the stock of two radio stations in two existing and nine new broadcast areas and the FCC license and substantially all of the assets of one television station in one new broadcast area for approximately $106.9 million in cash, of which approximately
     $10.0 million was placed in escrow in 1997 and 1998.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





3.   ACQUISITIONS, Continued


     Pending Acquisitions and Dispositions

     As of March 5, 1999, the Company has entered into agreements to purchase FCC licenses and substantially all of the broadcast assets of 13 stations and the stock of one station in six of the Company's existing broadcast areas and in three new broadcast areas for a total purchase price of approximately $22.3 million in cash, of which $2.6 million has already been paid in escrow through December 31, 1998.

     In connection with the Clear Channel Merger (See Footnote 2) the Company has signed letters of intent to divest of five stations in Louisville, Kentucky and the format of one and FCC license of another station in Tampa, Florida. These dispositions will close simultaneously with the Clear Channel Merger.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






4.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consist of the following (in thousands):

                                               1998      1997

          Land and land improvements       $ 28,043      $ 21,128
          Buildings                          34,671        26,077
          Equipment                         239,861       162,885
          Furniture and fixtures             23,040        19,919
          Leasehold improvements             10,587         8,006
                                            336,202       238,015
          Less accumulated depreciation     (55,153)      (31,206)
                                           $281,049      $206,809


5.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1997 consist of the following (in thousands):

                                           1998           1997

          Broadcasting licenses          $2,077,776    $1,465,020
          Goodwill                          452,720       404,684
          Contracts and other
            intellectual assets             400,674       331,171
                                          2,931,170     2,200,875
          Less accumulated amortization    (181,822)      (96,654)
                                         $2,749,348    $2,104,221

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.   OTHER ASSETS

     The Company's other assets at December 31, 1998 and 1997 consist of the following (in thousands):

                                           1998               1997

     Deferred finance costs              $ 32,607           $ 24,497
     Deposits on broadcast properties      38,961             51,410
     Marketable securities                 27,428               -
     Other                                 37,002             17,354
                                         $135,998           $ 93,261


     At December 31, 1998 the Company recorded an unrealized gain, net of tax, of $25.4 million on an investment in a marketable equity security. In January 1999 the Company sold the investment and recognized a pretax gain of $83.5 million.

     Included in Other at December 31, 1998 is a $9.2 million note receivable from a company which provides real estate services to Jacor, and employs a Director of Jacor in a principal position.

           JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.   LONG-TERM DEBT

     The Company's debt obligations at December 31, 1998 and 1997 consist of the following (in thousands):

                                           1998           1997

     Credit Facility borrowings........ $  750,000     $567,500
     10 1/8% Senior Subordinated Notes,
        due 2006.......................    100,000      100,000
     9 3/4% Senior Subordinated Notes,
        due 2006.......................    170,000      170,000
     8 3/4% Senior Subordinated Notes,
        due 2007.......................    150,000      150,000
     8% Senior Subordinated Notes,
        due 2010.......................    119,574         -
                                        $1,289,574     $987,500



     Credit Facility

     The Company, through Jacor Communications Company ("JCC"), has a $1.15 billion credit facility (the "Credit Facility") with a group of banks and other financial institutions. The Credit Facility consists of two components: (i) a revolving credit facility ("Revolving Credit Facility") of up to $750.0 million with a mandatory commitment reduction of $50.0 million on June 30, 2000 continuing semi-annually through June 2003, and a final maturity date of December 31, 2004; and (ii) a term loan ("Term Loan") of up to $400.0 million with a scheduled reduction of $35.0 million on December 31, 1999 with increasing semi-annual reductions thereafter and a final maturity date of December 31, 2004. Amounts repaid or prepaid under the Term Loan may not be reborrowed. At December 31, 1998, the Company had $400.0 million of outstanding indebtedness under the Term Loan, $385.0 million of outstanding indebtedness under the Revolving Credit Facility and available borrowings of $365.0 million.

     The loans under the Credit Facility are guaranteed by each of the Company's direct and indirect subsidiaries other than certain immaterial subsidiaries. JCC's obligations under the Credit Facility are collateralized by a first priority lien on the capital stock of the Company's subsidiaries, an assignment of all intercompany debt and of certain time brokerage agreements, and by the guarantee of JCC's parent company, Jacor Communications, Inc. ("Jacor").

     The Credit Facility bears interest at a rate that fluctuates, with an applicable margin ranging from 0.00% to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended (the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At December 31, 1998, the average interest rate on Credit Facility borrowings was 6.20%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

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

     In 1997, the Company recognized an extraordinary loss of approximately $7.5 million, net of income tax credit, related to the write off of debt financing costs due to significant amendments to the Company's Credit Facility.

     10 1/8% Senior Subordinated Notes Due 2006

     Interest on the 10 1/8% Senior Subordinated Notes (the "10 1/8% Notes") is payable semi-annually. The 10 1/8% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2001. The redemption prices commence at 105.063% and are reduced by 1.688% annually until June 15, 2004 when the redemption price is 100%. At December 31, 1998, the market value of the 10 1/8% Notes exceeded carrying value by approximately $11.5 million. At December 31, 1997 the market value of the 10 1/8% Notes exceeded carrying value by approximately $8.6 million.

     9 3/4% Senior Subordinated Notes Due 2006

     Interest on the 9 3/4% Senior Subordinated Notes (the "9 3/4% Notes") is payable semi-annually. The 9 3/4% Notes will be redeemable at the option of the Company, in whole or part, at any time on or after December 15, 2001. The redemption prices commence at 104.875% and are reduced by 1.625% annually until December 15, 2004 when the redemption price is 100%. At December 31, 1998, the market value of the 9 3/4% Notes exceeded carrying value by approximately $17.9 million. At December 31, 1997 the market value of the 9 3/4% Notes exceeded carrying value by approximately $12.1 million.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







7.   LONG-TERM DEBT, Continued

     8 3/4% Senior Subordinated Notes Due 2007

     In June 1997, the Company completed an offering of $150 million of its 8 3/4% Senior Subordinated Notes (the "8 3/4% Notes"). The 8 3/4% Notes will mature on June 15, 2007. Interest on the 8 3/4% Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1997. The 8 3/4% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2002. The redemption prices commence at 104.375% and are reduced by 1.458% annually until June 15, 2005 when the redemption price is 100%. At December 31, 1998 the market value of the 8 3/4% Notes exceeded carrying value by approximately $11.6 million. At December 31, 1997, the market value of the 8 3/4% Notes exceeded carrying value by approximately $3.8 million.

     8% Senior Subordinated Notes Due 2010

     In February 1998, the Company completed an offering of $120 million of its 8% Senior Subordinated Notes (the "8% Notes"). The 8% Notes will mature on February 15, 2010. Interest on the 8% Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The 8% Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003. The redemption prices commence at 104.0% and are reduced by 0.8% annually until February 2008 when the redemption price is 100%. At December 31, 1998 the market value of the 8% Notes exceeded carrying value by approximately $6.6 million.

     The 10 1/8% Notes, 9 3/4% Notes, 8 3/4% Notes, and 8% Notes (the "Notes") are obligations of JCC, and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC is a wholly-owned subsidiary of Jacor and the Subsidiary Guarantors are wholly-owned subsidiaries of JCC. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. JCC's credit facility and the terms of the indentures governing the Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   LONG-TERM DEBT, Continued

     Summarized financial information with respect to Jacor and with respect to the Subsidiary Guarantors on a combined basis as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998; and with respect to JCC as of December 31, 1998 and 1997 and for the years ended December 31, 1998, December 31, 1997 and for the period from June 6, 1996 to December 31, 1996 is as follows:

                                   Jacor                   ___  ___JCC__    _____
                          1998      1997      1996         1998       1997      1996
Operating Statement
Data (in thousands):

Net revenue                  -        -         -            -            -       -
Equity in earnings
  of subsidiaries    $    1,277   $ (1,958) $ 10,237   $      967    $ 3,191   $11,864
Operating (loss)
  income                (18,954)   (15,387)      305          967      3,191    11,864
Income (loss) before
  extraordinary items       942     (4,052)    5,105        1,277      5,498    13,203
Net income (loss)           942     (4,052)    5,105        1,277     (1,958)   10,237

Balance Sheet Data
(in thousands):

Current assets       $    6,090 $    1,316      -      $   27,634  $  41,203      -
Non-current assets    1,622,014  1,165,970      -       2,884,237  2,122,648      -
Current liabilities      22,075     28,853      -          13,771     13,184      -
Non-current
  liabilities           402,964    222,082      -       2,224,921  1,478,765      -
Shareholders' equity  1,203,065    916,351      -         673,179    671,902      -




Statement of Cash
Flow Data (in thousands):

Operating activities    $(19,234) $(13,643)  $(9,482)  $   8,460  $   2,521  $   5,266
Investing activities      (2,597)   88,460     2,098    (800,211)  (731,616)  (849,910)
Financing activities      22,444   (76,278)    7,384     782,465    683,829    915,345
Net change in cash and
  cash equivalents           613    (1,461)    -          (9,286)   (45,266)    70,701
Cash and cash equivalents
  at beginning of period    (613)      848     -          29,337     74,603      7,436
Cash and cash equivalents
  at end of period         -          (613)    -          20,051     29,337     78,137


           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   LONG-TERM DEBT, Continued


                                       Combined
                                 Subsidiary Guarantors
                            1998         1997          1996
Operating Statement
Data (in thousands):

Net revenue             $  754,468   $  530,574      $223,761
Equity in earnings
  of subsidiaries             -           -             -
Operating income           136,762       95,306        49,292
Income before
  extraordinary items          967        3,191        11,864
Net income                     967        3,191        11,864

Balance Sheet Data
(in thousands):

Current assets          $  220,589  $   155,068          -
Non-current assets       3,200,118    2,446,810          -
Current liabilities         92,554       76,212          -
Non-current
  liabilities            2,125,088    1,609,315          -
Shareholders' equity     1,203,065      916,351          -


Statement of Cash Flow
Data (in thousands):

Operating activities    $    93,373  $   67,162    $   29,123
Investing activities        (33,235)    (15,177)      (11,452)
Financing activities        (60,138)    (54,671)      (17,671)
Net change in cash and
  cash equivalents             -         (2,686)         -
Cash and cash equivalents
  at beginning of period       -          2,686          -
Cash and cash equivalents
  at end of period             -            -            -

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.   LIQUID YIELD OPTION NOTES

     1998 Liquid Yield Option Notes

     In February 1998, the Company issued 4 3/4% Liquid Yield Option Notes ("1998 LYONs") due 2018 in the aggregate principal amount at maturity of $426.9 million. Each 1998 LYON had an issue price of $391.06 and a principal amount at maturity of $1,000. At December 31, 1998 the accreted value of the 1998 LYONs was $174.1 million which included $7.2 million of interest accreted during 1998.

     Each 1998 LYON is convertible, at the option of the holder, at any time on or prior to maturity, into common stock at a conversion rate of 6.245 shares per 1998 LYON.

     The 1998 LYONs are not redeemable by the Company prior to February 9, 2003. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

     The 1998 LYONs can be purchased by the Company, at the option of the holder, on February 9, 2003, February 9, 2008, and February 9, 2013 for a purchase price of $494.52, $625.35 and $790.79 (representing issue price plus accrued original issue discount to each date), respectively, representing a 4 3/4% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof.

     At December 31, 1998 the market value of the 1998 LYONs exceeded the carrying value by approximately $31.3 million.

     1996 Liquid Yield Option Notes

     In June 1996, the Company issued 5 1/2% Liquid Yield Option Notes ("1996 LYONs") due 2011 in the aggregate principal amount at maturity of $259.9 million. Each 1996 LYON had an issue price of $443.14 and a principal amount at maturity of $1,000. At December 31, 1998 the accreted value of the 1996 LYONs was $132.1 million which included $7.0 million of interest accreted during 1998. At December 31, 1997 the accreted value of the 1996 LYONs was $125.3 million which included $6.6 million of interest accreted during 1997.

     Each 1996 LYON is convertible, at the option of the holder, at any time on or prior to maturity, into Common Stock at a conversion rate of 13.412 shares per 1996 LYON.

     The 1996 LYONs are not redeemable by the Company prior to June 12, 2001. Thereafter, the 1996 LYONs are redeemable for cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







8.   LIQUID YIELD OPTION NOTES, Continued

     The 1996 LYONs can be purchased by the Company, at the option of the holder, on June 12, 2001 and June 12, 2006, for a purchase price of $581.25 and $762.39 (representing issue price plus accrued original issue discount to each date), respectively, representing a 5 1/2% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof.

     At December 31, 1998, the market value of the 1996 LYONs exceeded the carrying value by approximately $99.9 million. At December 31, 1997, the market value of the 1996 LYONs exceeded the carrying value by approximately $64.4 million.


9.   CAPITAL STOCK

     Common Stock

     In February 1998, the Company completed an offering of 5,073,000 shares of common stock at $50.50 per share net of underwriting discounts of $2.02 per share. Net proceeds to the Company were approximately $244.9 million.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  STOCK BASED COMPENSATION PLANS

     1993 Stock Option Plan

     Under the Company's 1993 stock option plan (the "1993 Plan"), options to acquire up to 2,769,218 shares of common stock can be granted to directors, officers and key employees at no less than the fair market value of the underlying stock on the date of grant. The 1993 Plan permits the granting of non-qualified stock options (NQSOs) as well as incentive stock options(ISOs). Between 25% and 30% of the options vest on the date of grant and between 20% and 30% vest on each of the next three anniversaries of the grant date. Options expire 10 years after grant and the plan will terminate no later than February 7, 2003. At December 31, 1998, 618 shares were available for grant.

     1997 Long-Term Incentive Stock Plan

     The 1997 Long-Term Incentive Stock Plan ("the Long-Term Plan") authorizes the issuance of up to 1,800,000 shares of Common Stock pursuant to the grant or exercise of stock options, including NQSOs and ISOs, restricted stock, stock appreciation rights (SARs), and certain other instruments to executive officers and other key employees, subject to board approval and certain other restrictions. Stock options may not be granted at less than the fair market value of the underlying stock on the date of grant. Twenty-five percent of the options vest on the date of the grant and 25% vest on each of the next three anniversaries of the grant date. Options expire 10 years after grant. At December 31, 1998, 284,512 shares were available for grant.

     1997   Non-Employee   Directors  Stock   Plan   and   Stock   Purchase
     Plan

     The 1997 Non-Employee Directors Stock Plan (the "Directors Stock Plan") authorizes the issuance of up to 350,000 shares of Jacor Common Stock pursuant to the grant or exercise of NQSOs, SARs, restricted stock and other performance instruments. Stock options may not be granted at less than the fair market value of the underlying stock on the date of grant. Twenty-five percent of the options vest on the date of the grant and 25% vest on each of the next three anniversaries of the grant date. Options expire 10 years after grant. At December 31, 1998, 270,000 shares were available for grant. Also, the Company adopted a stock purchase plan for its non-employee directors authorizing the issuance of up to 150,000 shares of Jacor common stock. Stock may be purchased at a 15% discount from fair value and purchases are limited to $100,000 per director in a calendar year.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  STOCK BASED COMPENSATION PLANS, Continued


     Information pertaining to the plans for the years ended
     December 31, 1996, 1997 and 1998 is as follows:

                                         Number of     Weighted Average
                                          Shares        Exercise Price

1996:
     Outstanding at beginning of year..  1,568,520            $ 7.52
     Granted...........................    594,500            $23.63
     Exercised.........................   (106,410)           $ 6.10
     Outstanding at end of year........  2,056,610            $12.26
     Exercisable at end of year........  1,507,000            $ 8.68
     Available for grant at end of year    523,118

1997:
     Outstanding at beginning of year..  2,056,610            $12.26
     Granted...........................  1,196,188            $24.92
     Exercised.........................   (212,679)           $11.61
     Surrendered.......................    (15,490)           $26.71
     Outstanding at end of year........  3,024,629            $17.20
     Exercisable at end of year........  2,228,095            $13.72
     Available for grant at end of year  1,476,930

1998:
     Outstanding at beginning of year..  3,024,629            $17.20
     Granted...........................    921,800            $53.31
     Exercised.........................   (245,698)           $15.32
     Surrendered.......................     (9,083)           $22.52
     Outstanding at end of year........  3,691,648            $26.33
     Exercisable at end of year........  2,435,686            $18.37
     Available for grant at end of year    555,130

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





10.  STOCK BASED COMPENSATION PLANS, Continued

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1998, 1997 and 1996, respectively: risk-free interest rates are different for each grant and range from 5.24% to 6.51%; the expected lives of options are 5 years; and volatility of approximately 35% for all grants. A summary of the fair value of options granted in 1998, 1997 and 1996 follows:

                                          1998      1997         1996

     Weighted-average fair value of
       options granted at-the-money      $30.87    $12.26      $  9.42
     Weighted-average fair value of
       options granted at a premium         -         -        $  8.46
     Weighted-average fair value of
       options granted at a discount        -      $28.15          -
     Weighted-average fair value of all
       options granted during the year   $30.87    $16.29      $  9.07

     The options granted at a discount in 1997 were related to approximately 304,000 options outstanding to purchase
     Premiere common stock, which were converted to equivalent
     Jacor NQSOs at the time of the merger.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               Weighted     Weighted                  Weighted
  Range of         Number       Average     Average      Number       Average
  Exercise      Outstanding    Remaining    Exercise   Exercisable    Exercise
   Prices       at 12/31/98      Life        Price     at 12/31/98     Price

$5.74 to $9.65    1,109,172      4.32       $ 6.10      1,109,172     $ 6.10

$12.70 to $19.96    300,929      6.48       $15.98        295,929     $15.93

$21.25 to $30.66  1,313,247      8.13       $26.46        779,260     $25.93

$37.25 to $45.94     49,000      8.55       $39.57         24,500     $39.80

$52.87 to $60.66    919,300      9.09       $53.28        226,825     $53.28

$ 5.74 to $60.66  3,691,648      8.26       $26.34      2,435,686     $18.40

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





10.  STOCK BASED COMPENSATION PLANS, Continued

     Employee Stock Purchase Plan

     Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 700,000 shares of common stock to its full-time and part-time employees, all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 66,151 shares for approximately $43.80 per share and 3,441 shares for approximately $52.06 per share in 1998, 74,767 shares for approximately $23.27 per share and 12,376 shares for approximately $32.19 per share in 1997 and 47,232 shares for $14.24 per share in 1996. The fair market value of the right to acquire common stock under the Stock Purchase Plan was $15.74 per share granted on January 1 and $15.73 per share granted on July 1 in 1998, $8.40 per share granted on January 1 and $9.80 per share granted on July 1 in 1997 and $4.81 per share in 1996.

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for 1998, 1997 and 1996 would approximate amounts below (in thousands, except per share amounts):

                                          1998         1997       1996

     Net income (loss):
          As reported                  $    942    $ (4,052)   $ 5,105
          Pro forma                    $(17,729)   $(10,691)   $ 3,826

     Diluted net income (loss) per
       common share:
          As reported                  $  0.02     $  (0.10)   $  0.19
          Pro forma                    $ (0.31)    $  (0.25)   $  0.14

     In 1996, the Company recorded compensation expense of approximately $1.9 million related to stock units issued to officers and directors and stock options issued to non-employees of the Company. The expense related to the stock units was equal to the fair value of the stock for which the units can be converted into on the date of grant. The fair value of the options was determined using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate of 5.79%; expected life of 5 years; and volatility of approximately 35%. The options were 100% vested on the date of grant.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.  INCOME TAXES

     Income tax expense for the years ended December 31, 1998, 1997 and 1996 is summarized as follows (in thousands):


                                Federal      State         Total

     1998:
        Current                $10,640     $  2,500      $13,140
        Deferred                12,060        2,900       14,960
                               $22,700     $  5,400      $28,100


     1997:
        Current                $13,200      $ 3,000      $16,200
        Deferred                (5,400)      (1,200)      (6,600)
                                 7,800        1,800        9,600
         Tax benefit from
          extraordinary loss    (4,000)        (900)      (4,900)
                               $ 3,800      $   900      $ 4,700

     1996:
        Current                $ 6,185       $1,348       $7,533
        Deferred                  (185)         (48)        (233)
                                 6,000        1,300        7,300
        Tax benefit from
         extraordinary loss     (1,600)        (380)      (1,980)
                               $ 4,400       $  920       $5,320


     The provisions for income tax differ from the amount computed by applying the statutory federal income tax rate due to the following:

                                          1998        1997       1996
     Federal income tax at
       the statutory rate              $10,167     $ 5,173     $ 5,627
     Amortization not deductible        14,446       3,449       1,262
     State income taxes, net of any
       current federal income tax
       benefit                           3,498         589         620
     Other                                 (11)        389        (209)
                                       $28,100     $ 9,600     $ 7,300

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







11.  INCOME TAXES, continued


     The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                      1998         1997         1996
     Deferred tax assets:
       Accrued expenses and
        reserves                   $ (4,555)    $ (7,479)    $(11,104)
       Net operating loss
        carryforwards                (7,235)     (11,461)     (12,000)
       Other                         (1,682)      (4,047)      (2,098)
                                    (13,472)     (22,987)     (25,202)
     Deferred tax liabilities:
       Property and equipment        40,289       35,614       32,427
       Intangibles                  317,762      326,240      257,653
                                    358,051      361,854      290,080

          Net liability            $344,579     $338,867     $264,878


     At December 31, 1998 the Company had net operating loss carryforwards of $18,086. The loss carryforwards expire in the years 2008 through 2012 if not used.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






12.  COMMITMENTS AND CONTINGENCIES

     Lease and Contractual Obligations

     The Company and its subsidiaries lease certain land and facilities used in their operations. The Company also has various employment agreements with broadcast personalities that provide base compensation. Future minimum payments under leases and employment agreements as of December 31, 1998 are payable as follows (in thousands):

                       1999       $ 71,811
                       2000         56,047
                       2001         40,333
                       2002         23,960
                       2003         19,272
                       Thereafter   38,965
                                  $250,388

     Rental expense was approximately $11,955, $8,010 and $3,996 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Legal Proceedings

     From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no material legal proceedings pending against the Company.


13.  RETIREMENT PLAN

     The Company maintains a defined contribution retirement plan covering substantially all employees who have met eligibility requirements. The Company matches participating employee contributions at a rate of 50% of the employee's first 4% contributed, up to $160,000 of annual compensation. Total expense related to this plan was $2,558,647, $1,977,052 and $756,618 in 1998, 1997 and 1996,
     respectively.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






14.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share ("EPS") computations for income before extraordinary items for the years ended December 31, as follows (in thousands except per share amounts):

                                      1998       1997       1996

          Net income before
            extraordinary item      $   942    $ 3,404    $ 8,071

          Weighted average
            shares - basic           50,389     40,460     25,433

          Effect of dilutive
           securities:

             Stock options           1,465        996        658
             Warrants                2,326        357        -
             Other                     385        350        351

          Weighted average
           shares - diluted         54,565     42,163     26,442

          Basic EPS                  $ .02      $ .08      $ .32

          Diluted EPS                $ .02      $ .08      $ .30

     The Company's 1996 LYONs and 1998 LYONs (the "LYONs") can be converted into approximately 6.2 million shares of Jacor common stock at the option of the holder. Assuming conversion of the LYONs as of January 1, 1998 and 1997 would result in an increase in per share amounts before extraordinary items, therefore, the LYONs are not included in the computation of diluted EPS.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





15.  SEGMENT INFORMATION

     The Company operates in a single reportable segment, radio, which derives its revenue from the sale of commercial broadcast inventory. The radio segment includes all of the Company's radio stations owned or operated and Premiere, a radio syndication business. The Company also aggregates into the category "other", one television station and several broadcast related businesses that provide market research, traffic reporting and satellite connectivity. Intersegment sales consist primarily of license fees for syndicated programming and broadcast services provided to the Company's radio stations. Intersegment revenues are recorded at market value.

     No single customer provides more than 10% of the Company's revenues, and the Company derives less than 10% of its revenues from markets outside of the U.S.

     "Broadcast cash flow" means operating income before depreciation and amortization and corporate general and administrative expenses. The Company's management believes that broadcast cash flow is helpful in understanding cash flow generated from its broadcasting in comparing operating performance of the Company's broadcast entities to other broadcast companies. Broadcast cash flow is also a key factor in the Company's assessment of performance. Broadcast cash flow should not be considered an alternative to net income or operating income as an indicator of the Company's overall performance.

     Financial information for the Company's business segment is as follows (in thousands):



Year ended December 31, 1998      Radio     Other   Corporate  Eliminations  Consolidated

Net broadcast revenue         $ 700,079   $ 65,496       -       $ (11,107)   $ 754,468
Broadcast operating expenses    457,597     51,371       -         (11,107)     497,861
Broadcast cash flow             242,482     14,125       -            -         256,607
Corporate expenses                 -          -      $ 19,684         -          19,684
Depreciation                     21,813      3,506      1,138         -          26,457
Amortization                     87,166      5,397      1,372         -          93,935
Operating income                133,503      5,222    (22,194)        -         116,531

Capital expenditures             28,474      4,761      2,997         -          36,232
Radio station and other
  acquisitions                  798,341      1,870     10,000         -         810,211
Total assets                  2,983,481    258,110    201,260      (22,143)   3,420,708

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






15.  SEGMENT INFORMATION, Continued


Year ended December 31, 1997      Radio     Other   Corporate  Eliminations   Consolidated

Net broadcast revenue         $ 483,548   $ 51,576       -        $ (4,550)    $ 530,574
Broadcast operating expenses    325,753     35,580       -          (4,550)      356,783
Broadcast cash flow             157,795     15,996       -            -          173,791
Corporate expenses                 -          -      $ 14,093         -           14,093
Depreciation                     14,187      2,995        654         -           17,836
Amortization                     54,573      5,361        715         -           60,649
Operating income                 89,035      7,640    (15,462)        -           81,213

Capital expenditures             11,367      3,810      4,803         -           19,980
Radio station and other
  acquisitions                  703,287     28,329       -            -          731,616
Total assets                  2,208,992    253,864    143,020       (3,998)        2,601,878


Year ended December 31, 1996

Net broadcast revenue         $ 197,172   $ 28,673       -        $ (2,084)    $ 223,761
Broadcast operating expenses    135,284     17,865       -          (2,084)      151,065
Broadcast cash flow              61,888     10,808       -            -           72,696
Corporate expenses                 -          -       $ 9,932         -            9,932
Depreciation                      5,956      1,279        426         -            7,661
Amortization                     13,668      2,075       -            -           15,743
Operating income                 42,264      7,454    (10,358)        -           39,360

Capital expenditures             10,945        377        530         -           11,852
Radio station and other
  acquisitions                  849,370        540       -            -          849,910
Total assets                  1,311,791    180,811    214,866       (2,526)    1,704,942

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






16.  RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998. SOP 98-1 requires the capitalization of certain expenditures for software that are purchased or internally developed for use in the business. The Company believes the implementation of SOP 98-1 will not have a material impact on its financial reporting.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no derivative instruments or hedging activities.

Supplementary Data


Quarterly Financial Data
for the years ended December 31, 1998 and 1997 (in thousands, except per share data) (Unaudited)



                           First      Second      Third       Fourth     Total
                          Quarter     Quarter    Quarter     Quarter     Year

1998

Net revenue             $142,028    $183,836    $204,508    $224,096  $754,468
Operating income           3,581      29,726      39,692      43,532   116,531
Net (loss) income         (6,898)      5,022         439       2,379       942
Basic net (loss)
  income per
  common share (1)         (0.14)       0.10        0.01        0.05      0.02

Diluted net (loss) income
  per common share (1)     (0.14)       0.09        0.01        0.04      0.02



Quarterly Financial Data
for the years ended December 31, 1998 and 1997 (in thousands, except per share data) (Unaudited), Continued



                           First      Second      Third       Fourth    Total
                          Quarter     Quarter    Quarter     Quarter    Year


1997

Net revenue             $  88,828   $ 135,553   $ 144,560   $ 161,633  $ 530,574
Operating income            5,392      24,179      25,520      26,122     81,213
Net (loss) income before
  extraordinary loss       (2,584)      4,145         483       1,360      3,404
Net (loss) income          (8,140)      4,145      (1,417)      1,360     (4,052)
Basic net (loss)
  income per
  common share: (1)
 Before extraordinary
  loss                      (0.08)       0.ll        0.01        0.03     0.08
 Extraordinary loss         (0.17)        -         (0.04)        -      (0.18)
  Basic net (loss)
     income per
     common share           (0.25)       0.11       (0.03)       0.03    (0.10)

Diluted net (loss) income
  per common share: (1)
 Before extraordinary
  loss                      (0.08)       0.10        0.01        0.03     0.08
 Extraordinary loss         (0.17)        -         (0.04)        -      (0.18)
  Diluted net (loss)
     income per
     common share           (0.25)       0.10       (0.03)       0.03    (0.10)

[FN]


NOTE:

     (1) The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported as per share amounts are computed independently for each quarter.

                          PART III





                                                                    Page

Item 10   Directors and Executive Officers of the Registrant         94

Item 11   Executive Compensation                                     98

Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                            105

Item 13   Certain Relationships and Related Transactions            108

Item 10.  Directors and Executive Officers of Registrant

Certain information with respect to the executive officers of Registrant is set forth under the caption "Executive
Officers of Registrant" appearing at the end of Part I of this Report.

Directors of the Registrant

The number of members of the Board of Directors of the Company is currently fixed at ten pursuant to the Company's
Bylaws and Resolutions adopted by the Board of Directors.

At the Company's annual meeting held May 20, 1998, ten directors were elected and will hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

In light of the Company's pending merger with Clear Channel, the Company has not yet scheduled its 1999 annual meeting of stockholders. The Company does not anticipate that an annual meeting will be necessary unless the merger is unforeseeably delayed beyond September 30, 1999 or the merger agreement is terminated.

Below please find, with respect to each director of the Company, his or her age, principal occupation during the past five years, other positions he or she holds with the Company, if any, and the year in which he or she first became a director of Jacor.

JOHN W. ALEXANDER (Age 52)

Mr. Alexander has been President of Mallard Creek Capital Partners, Inc., which is primarily an investment company with interests in real estate and development companies, since February 1994. Mr. Alexander has also been a partner of Meringoff Equities, a real estate and investment company, since 1987. Mr. Alexander has been a director of Jacor since 1993. Mr. Alexander is also a trustee of Equity Residential Properties Trust, a real estate investment trust.

PETER C. B. BYNOE (Age 48)

Mr. Bynoe has been a partner in the law firm of Rudnick & Wolfe since 1995. Prior to joining Rudnick & Wolfe, Mr. Bynoe founded Telemat Ltd., a business consulting firm, in 1982. From March 1988 to June 1992, Mr. Bynoe served as Executive Director of the Illinois Sports Facilities Authority, a joint venture of the City of Chicago and the State of Illinois created to develop the new Comisky Park for the Chicago White Sox baseball club. From November 1989 to August 1992, he was Managing General Partner of the National Basketball Association's Denver Nuggets. Mr. Bynoe has been a director of Jacor since March 1997. He is also a director of Uniroyal Technology Corporation.

ROD F. DAMMEYER (Age 58)

Mr. Dammeyer is a Managing Director of EGI Corporate Investments, a privately owned investment and management company. Mr. Dammeyer is also Vice Chairman and a director of Anixter International, Inc., a leading communications products distribution company, for which he also served as Chief Executive Officer and President until February 1998. Mr. Dammeyer has been a director of Jacor since 1993. He is also a director of Antec Corporation, CNA Surety Corp., IMC Global, Inc., Matria Healthcare, Inc., Metal Management, Inc., Stericycle, Inc., TeleTech Holdings, Inc. and Transmedia Networks, Inc. Mr. Dammeyer is also a trustee of several Van Kampen Investment, Inc. closed-end funds and trusts.

F. PHILIP HANDY (Age 54)

Mr. Handy is a private investor. For the two prior years, he was a Managing Director of EGI Corporate Investments, a privately owned investment and management company. Prior to joining EGI Corporate Investments, Mr. Handy was a partner of Winter Park Capital Company, a private investment firm, since 1980. Mr. Handy has been a director of Jacor since 1993. Mr. Handy is also a director of Anixter International, Inc., Banca Quadrum, S.A. (formerly Servicios Financieros Quadrum, S.A.), Chart House Enterprises, Inc., Transmedia Networks, Inc. and Davel Communications Group.

MARC LASRY (Age 39)

Mr. Lasry has been an Executive Vice President of Amroc Investments, LLC, a private investment firm, since 1990.
Mr. Lasry was the director and Senior Vice President of the corporate reorganization department of Cowen & Co., a privately-owned brokerage firm, from 1987 to 1989. From January 1989 to September 1990, he was a portfolio manager for Amroc Investments, L.P., a private investment fund. Mr. Lasry has been a director of Jacor since 1993.

ROBERT L. LAWRENCE (Age 45)

Mr. Lawrence has been President and Chief Operating Officer of the Company since November 1996. Mr. Lawrence also served as Co-Chief Operating Officer from May 1990 to
November 1996. He has been an officer of Jacor since 1986, and a director of Jacor since 1993.

RANDY MICHAELS (Age 46)

Mr. Michaels has been Chief Executive Officer of the Company since November 1996. Mr. Michaels, whose legal name is Benjamin L. Homel, also served as President from June 1993 to November 1996 and Co-Chief Operating Officer from May 1990 to November 1996. He has served as an officer of Jacor since 1986, and has been a director of Jacor since 1993.

SHELI Z. ROSENBERG (Age 57)

Mrs. Rosenberg has been Vice Chairman of the Board of the Company since April 1997, and served as Board Chair from February 1996 to April 1997. Since 1994 Mrs. Rosenberg has been Chief Executive Officer, President and a director of Equity Group Investments, Inc., a privately owned investment management company. She was a principal of the law firm of Rosenberg & Liebentritt, P.C., from 1980 until 1997, and was Chairman of the firm until September 1996. Mrs. Rosenberg has been a director of Jacor since 1994. Mrs. Rosenberg is also a director of Anixter International, Inc., CVS Corporation, Illinova Inc. and its subsidiary Illinois Power Company, and Manufactured Home Communities, Inc. Mrs. Rosenberg is also a trustee for the following boards: Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Mrs. Rosenberg was a vice president of First Capital Benefits Administrators, Inc., which filed a petition under the federal bankruptcy laws on January 3, 1995, which resulted in its liquidation on November 15, 1995.

MARY AGNES WILDEROTTER (Age 44)

Ms. Wilderotter has been President and Chief Executive
Officer of Wink Communications, Inc., a leading interactive media company, since 1997. Ms. Wilderotter was the Executive Vice President of National Operations for AT&T
Wireless Services, Inc. and Chief Executive Officer of
AT&T's Aviation Communications Division, from 1995 to 1997.
She was also Senior Vice President of McCaw Cellular
Communications, Inc. and Regional President of its
California/Nevada/Hawaii Region from 1991 to 1995.  Ms.
Wilderotter served 12 years at Cable Data/US Computer
Services, Inc., including the role of Senior Vice President and General Manager from 1985 to 1991. Ms. Wilderotter has been a director of Jacor since March 1997. She is also a director of Airborne Express, Gaylord Entertainment,
Electric Lightwave, Inc. and American Tower Corporation.

SAMUEL ZELL (Age 57)

Mr. Zell has been Chairman of the Board of Directors of the Company since April 1997. He is the Chairman of the Board of Equity Group Investments, L.L.C. since 1999 and was, until 1999, the Chairman of the Board of Equity Group Investments, Inc., a privately owned investment management company. Mr. Zell has been Chairman of the Board since 1995, Chief Executive Officer from 1995 to 1996, and Co-Chairman of the Board from 1992 until 1995, of Manufactured Home Communities, Inc. Mr. Zell is also Chairman of the Board of Directors of American Classic Voyages Co., Anixter International Inc., Capital Trust, Inc. and Chart House Enterprises, Inc. He is also a director of Fred Meyer, Inc. and Ramco Energy plc. Mr. Zell is Chairman of the Trustees of Equity Residential Properties Trust and Equity Office Properties Trust. Mr. Zell also was a director of Jacor from January 1993 to May 1995.

There are no family relationships among any of the above-named directors nor among any of the directors and any executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the period January 1, 1998 through December 31, 1998, all filing requirements applicable to its officers and directors were complied with, except for Pamela C. Taylor who inadvertently failed to timely file a Form 4 reporting the December 1998 exercise of 6,000 stock options.

Item 11.  Executive Compensation


                   EXECUTIVE COMPENSATION
                 Summary Compensation Table

The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, each person who served as the Company's Chief Executive
Officer in 1998 and each of the Company's other four most highly compensated executive officers in 1998 (the "Named
Executives") during each of the last three fiscal years.

                                                Long-Term
                                               Compensation
                                                  Awards
                                Annual          Securities
                            Compensation(1)     Underlying            Other
Name  and Principal        Salary   Bonus  Options  Units(3)      Compensation
Position               Year  (2)($)    ($)   /SAR(#)    (#)          (4)($)

Randy Michaels........ 1998  728,000 765,239 142,200(5)  -           21,420
 Chief Executive       1997  631,741 442,317 125,000     -            3,200
 Officer               1996  446,154 750,000 112,000    9,569         2,250

Robert L. Lawrence.... 1998  545,500 458,723  71,100     -           16,065
 President and Chief   1997  518,321 285,390  75,000     -            3,200
 Operating Officer     1996  446,154 650,000  95,000    9,569         2,250

R. Christopher Weber.. 1998  312,000 196,776  46,200     -            9,180
 Senior Vice President 1997  293,486  88,024  58,000     -            3,200
 and Chief Financial   1996  253,440 515,000  69,000     -            2,250
 Officer

David H. Crowl(6)..... 1998  312,000 196,776  46,200     -            9,180
 President/Radio       1997  293,486  88,024  35,000     -            3,200
 Division              1996  243,283  50,000  25,000     -            4,454

John E. Hogan(7)...... 1998  288,000 151,366  32,000     -            8,145
 Senior Vice President 1997  249,442  61,128  25,000     -            3,200
                       1996  225,437  70,105  15,000     -            2,250

[FN]

(1) Does not include perquisites and other personal benefits, because the aggregate amount of such compensation in each year for each named executive did not exceed the lesser of $50,000 or 10% of his total salary and bonus for that year.

(2) For 1997 and 1996, includes amounts deferred at the election of the recipient under the Company's
     Retirement Plan. For 1998 includes amounts deferred at the election of the recipient under both the Retirement Plan and the Company's Deferred Compensation
     Plan.

(3) The common stock units were granted in November 1996 and are convertible into Jacor Common Stock at the earlier of the executive officer's retirement, death, permanent disability or separation from service or upon a change in control of Jacor.

(4) The amounts shown in this column represent for 1997 and 1996 matching Company contributions under the Retirement Plan. For 1998 amounts shown in this column represent matching Company contribution under both the Retirement Plan and Deferred Compensation Plan.

(5) In 1998, Mr. Michaels was granted 100,000 stock options and 42,200 stock appreciation rights (SARs) under the Company's 1997 Long-Term Incentive Plan.

(6) Mr. Crowl first became an executive officer of the Company in September 1996.

(7)  Mr. Hogan first became an executive officer of the Company in November
     1996.

                            OPTION GRANTS TABLE
                     Option Grants in 1998 Fiscal Year

The following table sets forth certain information regarding grants by the Company of stock options to each of the Named Executives during 1998. Under the 1997 Long-Term Incentive Stock Plan, no participant could be granted options for in excess of 100,000 shares of Jacor Common Stock in 1998.


                                                                    Potential
                                                                   Realizable
                                Individual Grants(1)            Value at Assumed
                                % of Total                        Annual Rates
                                  Options                        of Stock Price
                      Securities Granted to Exercise            Appreciation for
                      Underlying Employees     or      Expira-   Option Term(2)
                       Options   in Fiscal Base Price   tion
Name                  Granted(#)  Year(3)   ($/Share)   Date      5%($)   10%($)

Randy Michaels        100,000(4)  10.84%     52.875    1/19/08 3,325,500 8,429,500
Robert L. Lawrence     71,100(4)   7.71%     52.875    1/19/08 2,364,431 5,993,375
R. Christopher Weber   46,200(4)   5.01%     52.875    1/19/08 1,536,381 3,894,429
David H. Crowl         46,200(4)   5.01%     52.875    1/19/08 1,536,381 3,894,429
John E. Hogan          32,000(4)   3.47%     52.875    1/19/08 1,064,160 2,697,440

[FN]


(1)  Grants were made under the 1997 Long-Term Incentive Stock Plan.

(2) Calculated based upon assumed stock prices for Jacor's Common Stock of $86.13 and $137.17 if 5% and 10% annual rates of stock appreciation, respectively, are achieved over the full term of the options. The potential realizable gain equals the product of the number of shares underlying the stock option grant and the difference between the assumed stock price and the exercise price of each option.

(3) Total options granted to all executive officers and other employees of the Company in 1998 were for an aggregate of 921,800 shares of Jacor Common Stock.

(4) 25% of the options granted vested upon grant, 25% of the options granted vest on January 20, 1999, 25% of the options granted vest on January 20, 2000, and the remaining 25% of the options granted vest on January 20, 2001.


                      STOCK APPRECIATION RIGHTS TABLE
           Stock Appreciation Rights Grants in 1998 Fiscal Year

The following table sets forth certain information regarding grants by the Company of Stock Appreciation Rights (SARs) to each of the Named Executives during 1998. Under the 1997 Long-Term Incentive Stock Plan, no participant could be granted SARs for in excess of 100,000 shares of Jacor Common Stock in 1998.

                                                                   Potential
                                                                   Realizable
                                Individual Grants(1)            Value at Assumed
                                % of Total                        Annual Rates
                                   SARs                          of Stock Price
                      Securities Granted to Exercise            Appreciation for
                      Underlying Employees     or      Expira-    SARs  Term(2)
                        SARs     in Fiscal Base Price   tion
Name                  Granted(#)   Year     ($/Share)   Date      5%($)  10%($)

Randy Michaels         42,200(3)   100%      52.875    1/19/08 1,403,361 3,557,249

[FN]


(1) Mr. Michaels was the only employee of the Company to be granted Stock Appreciation Rights. Grant was made under the 1997 Long-Term Incentive Stock Plan.

(2) Calculated based upon assumed stock prices for Jacor's Common Stock of $86.13 and $137.17 if 5% and 10% annual rates of stock appreciation, respectively, are achieved over the full term of the SARs. The potential realizable gain equals the product of the number of shares underlying the SAR grant and the difference between the assumed stock price and the exercise price of each SAR.

(3) 25% of the SARs granted vested upon grant, 25% of the SARs granted vest on January 20, 1999, 25% of the SARs granted vest on January 20, 2000, and the remaining 25% of the SARs granted vest on January 20, 2001.

                OPTION EXERCISES AND YEAR-END VALUES TABLE
              Aggregated Option Exercises in 1998 Fiscal Year
                     and Fiscal Year-End Option Values


The following table sets forth certain information regarding the fiscal year-end values of all unexercised stock options held by the Named Executives. The Named Executives exercised no options in 1998.

                                                Securities         Value of
                                                Underlying        Unexercised
                          Shares                Unexercised      In-the-Money
                         Acquired                Options at       Options at
                           on       Value        12/31/98         12/31/98(1)
                        Exercise   Realized     Exercisable/      Exercisable/
Name                        (#)       ($)     Unexercisable(#)  Unexercisable($)

Randy Michaels               0          -     590,900/165,500  30,193,776/4,283,656
Robert L. Lawrence           0          -     610,235/114,575  32,419,268/2,960,550
R. Christopher Weber         0          -     317,300/80,900   16,266,113/2,166,381
David H. Crowl               0          -      47,801/58,399    1,499,310/1,271,001
John E. Hogan                0          -      55,510/40,250    2,239,083/863,047

[FN]

(1) Represents the difference between $64.375 per share, the last reported sale price of Jacor Common Stock on the Nasdaq National Market on December 31, 1998, and the exercise price of such option as of such date, multiplied by the number of shares subject to the option.

       STOCK APPRECIATION RIGHT EXERCISES AND YEAR-END VALUES TABLE Aggregated Stock Appreciation Right Exercises in 1998 Fiscal Year
            and Fiscal Year-End Stock Appreciation Right Values





The following table sets forth certain information regarding the fiscal year-end values of all unexercised stock appreciation rights held by the Named Executive. The Named Executive exercised no stock appreciation rights in 1998.


                                                Securities         Value of
                                                Underlying       Unexercised
                                                Unexercised      In-the-Money
                                                   Stock            Stock
                          Shares               Appreciation      Appreciation
                         Acquired                Rights at        Rights at
                           on       Value        12/31/98        12/31/98(1)
                         Exercise   Realized    Exercisable/     Exercisable/
Name                        (#)       ($)     Unexercisable(#)  Unexercisable($)

Randy Michaels               0          -      10,550/31,650   121,325/363,976

[FN]


(1) Represents the difference between $64.375 per share, the last reported sale price of Jacor Common Stock on the Nasdaq National Market on December 31, 1998, and the exercise price of such stock appreciation rights as of such date, multiplied by the number of shares subject to the stock appreciation right.

Compensation of Directors

Non-employee directors of the Company receive in lieu of an annual cash retainer, on July 1 of each year, a number of common stock units equal in value to $50,000, based upon the fair market value of an equal number of shares of Jacor Common Stock on the date of grant. In 1998, Jacor's eight non-employee directors were each awarded 831 stock units pursuant to the Company's 1997 Non-Employee Directors Stock Plan in lieu of their annual cash retainer. Such units are convertible into Jacor Common Stock at the earlier of the time a director ceases his or her service on the Board and/or other conditions established by the director prior to the award date. Directors are reimbursed for all reasonable expenses incurred in connection with their services.

In 1998, pursuant to the Company's 1997 Non-Employee Directors Stock Plan, each of the Company's eight non-employee directors were awarded 5,000 non-qualified stock options. These options vest 25% upon grant and 25% annually thereafter and have an exercise price equal to the fair market value of a share of Jacor Common Stock on the grant date. All of the Company's non-employee directors also participated in the Company's 1997 Non-Employee Director Stock Purchase Plan in 1998. Under that plan, each of Messrs. Alexander, Bynoe, Dammeyer, Handy, Lasry and Zell and Mrs. Rosenberg purchased 2,283 shares of Jacor Common Stock for $100,000. All of these shares were purchased at a per share price equal to 85% of the market value of Jacor Common Stock on the first day of the applicable purchase period. Ms. Wilderotter purchased 459 shares of Jacor Common Stock for $20,000. Ms. Wilderotter's shares were purchased during four separate purchase periods. Shares were purchased twice at a per share price equal to 85% of the market value of Jacor Common Stock on the first day of the applicable purchase period ($43.80 and $40.16), once at a per share price equal to 85% of the average market value of Jacor Common Stock during the applicable purchase period ($48.01) and once at a per share price equal to 85% of the market value of Jacor Common Stock on the last day of the applicable purchase period ($43.03).

Mr. Michaels and Mr. Lawrence receive no additional compensation for serving on the Board of Directors.


Compensation Committee Interlocks and Insider Participation

Messrs. Dammeyer and Handy and Mrs. Rosenberg comprised the
Company's entire Compensation Committee during 1998, and none served as employees of the Company. Mr. Bynoe and Ms.
Wilderotter served as the two outside directors comprising the LTIP/STIP Committee. No director or executive officer of the Company serves on any board of directors or compensation committee of any entity which compensates
Messrs. Dammeyer, Handy or Bynoe, or Mrs. Rosenberg or Ms.
Wilderotter.

     EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT
     ARRANGEMENTS AND CHANGE IN CONTROL PROVISIONS

The Company has no employment agreement with any of the named executives. In November 1996, Messrs. Michaels and Lawrence and certain other executive officers of the Company were awarded stock units representing the right to receive an amount payable 100% in Jacor Common Stock on the date of payout. The stock units are convertible into Jacor Common Stock at the earlier to occur of the executive officer's retirement, death, permanent disability or separation of service or upon a change in control of Jacor. As of December 31, 1998, each of Messrs. Michaels and Lawrence held 9,569 stock units having a value to each of them equal to $616,004.

During the second quarter of 1998, the Company's Board of Directors approved the Company's entering into change in control agreements with the Company's key management personnel, including all of the Company's executive officers. The merger with Clear Channel will trigger certain rights and benefits granted to some key executives of Jacor under the terms of those change in control agreements. The surviving corporation must provide continuing benefits following a termination of any such executive's employment with the surviving corporation during the two-year period after the merger. The surviving corporation must provide the continuing benefits only if the surviving corporation terminates the employment for reasons defined in the agreements to be "without cause" or if the executive terminates the employment for reasons defined in the agreements to be "for good reason." The continuing benefits vary with the executive's level of responsibility, but generally include the following:

- all compensation accrued through the date of termination;

- a severance payment in the amount of one, two, or three
  times the sum   of the executive's highest base salary for
  the three years preceding    the date of termination and the
  executive's target bonus amount for     the year preceding
  the date of termination;

- the continuation of life, medical, dental and
  hospitalization benefits   for up to three years following
  the date of termination; and

- a payment of 20% of the executive's base salary to be used for out-placement services.

The merger will also result in all options and stock appreciation rights for Jacor common stock not vested at the effective time of the merger becoming fully vested and exercisable one day before the effective time of the merger. Clear Channel will assume all of these options and stock appreciation rights on the same terms and conditions as were applicable prior to the effective time of the merger. The holders may exercise such options and stock appreciation rights for or with respect to shares of Clear Channel common stock at an exercise price adjusted to reflect the exchange ratio of the merger. All outstanding stock units held by Jacor's non-employee directors and executive officers will be converted into shares of Jacor common stock prior to the effective time of the merger and will convert into Clear Channel common stock pursuant to the merger agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


The following table sets forth, as of February 22, 1999, the number of shares and percentage of Jacor common stock beneficially owned by each person who Jacor knows to be the beneficial owner of more than 5% of Jacor common stock, by Jacor's directors, by Jacor's five most highly compensated executive officers in 1997, and by all of Jacor's executive officers and directors as a group. No agreements, formal or informal, exist among the various officers and directors to vote their shares collectively.

                                      Aggregate
                                      Number of
                                       Shares               Acquirable     Percent
                                     Beneficially             Within          of
Name of Beneficial Owner               Owned(1)            60 Days(1)(2)   Class(2)
                       5% or More Beneficial Owners

Zell/Chilmark Fund L.P.               13,349,720 (3)                        25.9%
   Two North Riverside Plaza
   Suite 600
   Chicago, Illinois 60606

David M. Schulte                      13,349,720 (3)                        25.9%
   875 N. Michigan Avenue
   Suite 2200
   Chicago, Illinois 60611

Massachusetts Financial
   Services Company                    6,339,899 (4)                        12.3%
   500 Boylston Street
   Boston, Massachusetts 02116-3741

Janus Capital Corporation              3,236,605 (4)                         6.3%
   100 Fillmore Street
   Denver, CO  80206-4923

FMR Corp. and related
   reporting persons                   2,676,869 (4)                         5.2%
   82 Devonshire Street
   Boston, Massachusetts 02109

T. Rowe Price Associates, Inc.         2,609,600 (4)                         5.1%
   100 E. Pratt Street
   Baltimore, MD  21202


                                      Aggregate
                                      Number of
                                       Shares           Acquirable    Percent
                                     Beneficially        Within         of
Name of Beneficial Owner               Owned(1)        60 Days(1)(2)  Class(2)

                     Directors and Executive Officers

John W. Alexander                        42,279          15,841           *
Peter C.B. Bynoe                          5,539           6,841           *
Rod F. Dammeyer                      13,352,003 (3)       8,841         25.9%
F. Philip Handy                          59,879          15,841           *
Marc Lasry                               40,874           5,591           *
Robert L. Lawrence                        9,974         633,343          1.2%
Randy Michaels                          258,703 (5)     947,665          2.3%
Sheli Z. Rosenberg                   13,800,407 (3)      76,084         26.9%
Mary Agnes Wilderotter                    1,953           5,092           *
Samuel Zell                          13,793,137 (3)      67,084         26.9%
David H. Crowl                              999          94,276           *
John E. Hogan                             3,958          62,160           *
R. Christopher Weber                    251,795 (5)     332,315          1.1%
All executive officers
    and directors as a
       group (23 persons)            14,260,583(5)(6) 2,231,671         30.7%

[FN]
_________________________

  * Less than 1%

(1) The number of shares indicated are individually or jointly owned, or are shares over which the individual has sole or shared voting or investment power. Certain of Jacor's directors and executive officers disclaim beneficial ownership of some of the shares shown that are held in the name of family members, trusts and affiliated companies, as follows:

          Mr. Handy - 100 shares held by his wife;

          Mr. Michaels - 15 shares held by his wife; and

          Mrs. Rosenberg and Mr. Zell - 60,243 shares issuable upon the exercise of warrants held by SZ2 (IGP) Limited Partnership, whose partners include Mrs. Rosenberg and certain trusts created for the benefit of Mr. Zell, and 437,858 shares beneficially owned by Samstock, L.L.C., whose indirect members include certain trusts created for the benefit of Mr. Zell and for which Mrs. Rosenberg is the trustee and a corporation whose sole stockholder is a trust in which Mr. Zell is both the trustee and beneficiary.

(2) Includes any securities not outstanding that are subject to options, warrants or other rights exercisable within 60 days of February 22, 1999. These securities are deemed to be outstanding for the purpose of computing the percentage of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) All shares beneficially owned by Zell/Chilmark are included in the shares beneficially owned by Messrs. Zell, Schulte and Dammeyer and Mrs. Rosenberg. Zell/Chilmark is a Delaware limited partnership controlled by Mr. Zell, Chairman of the Board of Jacor, and Mr. Schulte, a former director of Jacor. The sole general partner of Zell/Chilmark is ZC Limited Partnership; the sole general partner of ZC Limited is ZC Partnership; the sole general partners of ZC Partnership are ZC, Inc. and CZ, Inc.; Mr. Zell is the sole stockholder of ZC, Inc.; and Mr. Schulte is the sole stockholder of CZ, Inc. Messrs. Zell and Dammeyer indirectly share beneficial ownership of an 80% limited partnership interest in ZC Limited; Mr. Schulte indirectly shares beneficial ownership of a 20% limited partnership interest in ZC Limited; and Messrs. Zell, Schulte and Dammeyer and Mrs. Rosenberg constitute all of the members of the management committee of ZC Limited.

(4) Based on the most recent Schedule 13G filed by these entities with the SEC and which are publicly available from the SEC's EDGAR database. Detailed information about the manner in which these entities beneficially own shares of Jacor common stock is contained in those filings.

(5) Includes 238,269 shares held under the Jacor Communications, Inc. Retirement Plan, of which Messrs. Michaels and Weber, as co-trustees, share voting and investment power. Of these 238,269 shares, 8,407 shares are beneficially owned by Jacor's five most highly compensated executive officers.

(6) Does not include an aggregate of 12,155 outstanding stock units granted in 1996 and 1997 to Jacor's non-employee directors. Also does not include 6,648 stock units granted in 1998 to Jacor's non-employee directors of which 3,324 are vested. These stock units are convertible into Jacor common stock at times established by each director in advance of the award date, generally the earlier of when such individual no longer serves as a Jacor director and/or when Jacor common stock exceeds a designated price for a specified time period. Also does not include an aggregate of 22,487 outstanding stock units granted in 1996 to certain executive officers of Jacor, including 9,569 stock units to each of Messrs. Michaels and Lawrence. These units are convertible into Jacor common stock at the earlier of the executive officer's retirement, death, permanent disability or separation from service or upon a change in control of Jacor.

Item 13.  Certain Relationships and Related Transactions

Effective January 1, 1994, a subsidiary of Jacor and a corporation wholly-owned by Randy Michaels, the Chief Executive Officer of Jacor, formed a limited partnership (the "Partnership") in a transaction whereby the Partnership now owns all of the stock of Critical Mass Media, Inc. ("CMM"), a marketing research and radio consulting business. Mr. Michaels' corporation owns a 95% limited partnership interest in the Partnership. Jacor's subsidiary obtained a 5% general partnership interest in exchange for its contribution of approximately $126,000 cash to the Partnership. Jacor initiated this transaction primarily to allow Mr. Michaels to focus his full time and energy on Jacor and its business, and Jacor's subsidiary is now the sole manager of the Partnership's business.

In connection with the formation of the Partnership, Jacor agreed that Mr. Michaels' corporation has the right between January 1, 1999 and January 1, 2000 to put its limited partnership interest to the Partnership's general partner in exchange for 300,000 shares of Jacor common stock. If the put is not exercised by January 1, 2000, the general partner has the right to call the limited partnership interest prior to the year 2001 in exchange for 300,000 shares of Jacor common stock. Mr. Michaels' corporation has informed the Company of its desire to exercise its put right. The Company expects to issue 300,000 shares of Jacor common stock to that corporation prior to the consummation of Jacor's merger with Clear Channel, which shares will be converted into Clear Channel common stock at the effective time of the merger.

Jacor has engaged CMM on a regular basis to perform market research for the Company in its existing broadcast areas and in new broadcast areas entered by the Company through its numerous acquisitions. The Company paid approximately $5,782,700 to CMM for these services in 1998 and paid approximately $1,237,800 through February 28, 1999. CMM provides its services to Jacor at rates which Jacor believes are competitive with prevailing market rates and which are not greater than the rates CMM charges unrelated third parties for similar services.

Since 1996 CMM has borrowed $3,440,000 in aggregate principal amount from the Company, all of which remains outstanding as of the date hereof. Of such amount, $900,000 bears interest at 10% per annum, $540,000 bears interest at 8.5% per annum, $1,500,000 bears interest at 9.75% per annum and $500,000 bears interest at 9.75% per annum. These borrowings were incurred to support the expansion of CMM's business. Jacor believes that the terms of these loans are competitive with prevailing market rates at the times these loans were made and with terms that would have been agreed among unrelated third parties.

Equity Group Investments, Inc. ("Equity Group"), an affiliate of Zell/Chilmark, provided Jacor certain tax consultation during 1998. In consideration for such services, Jacor paid Equity Group a fee of approximately $5.8 million in 1998. In August 1998, Equity Group and Jacor also entered into an advisory agreement whereby Equity Group agreed to provide consulting services to Jacor with respect to any proposed merger, acquisition, or other similar transaction. In connection with Jacor's merger with Clear Channel, this agreement will provide Equity Group with an advisory fee in an amount equal to 75 basis points of the equity value of the transaction, calculated on a fully diluted basis. Assuming an average closing price of Clear Channel common stock of $61.06 (which price was the average closing price as of February 22, 1999 as shown in the joint proxy statement/prospectus issued by Jacor and Clear Channel in connection with the merger) during the 25 consecutive trading days ending two trading days before the completion of the merger and a closing price of Clear Channel common stock of $57.94 (the closing price on February 22, 1999) on the date the merger is completed, the advisory fee would equal approximately $33.6 million.

The services that have been and will continue to be provided by Equity Group could not otherwise be obtained by Jacor without the engagement of outside professional advisors. Jacor believes that such fees are less than what it would have had to pay outside professional advisors for similar services. Two of Jacor's directors, Mr. Zell and Mrs. Rosenberg, are the Chairman of the Board and the Chief Executive Officer, respectively, of Equity Group. In addition, Messrs. Dammeyer and Handy, directors of Jacor, are managing directors of EGI Corporate Investments, which is an Equity Group affiliate.

During 1998, the Company also engaged Mallard Creek Capital Partners, Inc. ("Mallard Creek"), a real estate company wholly owned by Mr. Alexander, a Jacor director, to perform certain real estate services including an assessment of the Company's lease obligations in its various locations, standardizing the Company's systems and specifications at its locations and assistance in specific transactions. The Company paid Mallard Creek approximately $261,000 in 1998 and approximately $109,000 through February 28, 1999. The Company also leases its broadcasting studios in Salt Lake City at an annual rate of approximately $386,000 from a limited liability company jointly owned by Mallard Creek and Mr. Alexander. Jacor believes that the terms of these engagements and lease were negotiated at arm's length and are competitive with prevailing market rates.

The Company also loaned $9.2 million in aggregate principal amount to Mallard Creek in connection with Mallard Creek's joint venture acquisition of the building leased by the Company for its Denver broadcasting studios. This loan is due in full in May 2000, bears interest at the rate of 7% per annum and is secured by a first mortgage on the real estate. The Company previously loaned $3.2 million to Mallard Creek, at an interest rate of 7% per annum, relating to a similar joint venture in Salt Lake City. Mallard Creek repaid that loan in full in 1998. The Company believes that the terms of these loans were negotiated at arm's length and are competitive with prevailing market rates at the time the loans were made.

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

     (2) Exhibits

          See Exhibit Index.

(b)  Reports on Form 8-K

     The   following   Form  8-K  was  filed  during  the  fourth   quarter
     of 1998:

     Form 8-K   dated  October  9,  1998.   This  Form  8-K  described  the
     Company's entering    into   a   definitive   merger   agreement   with
     Clear  Channel    Communications,   Inc.   ("Clear    Channel")    and
     CCU Merger  Sub.   As described  more fully in  the  Form  8-K  and  in
     Jacor's   proxy  statement  dated  February  23,  1999   relating   to
     its   special  meeting  of  stockholders  held  on  March  26,   1999,
     the   merger   agreement   provides   for   a   tax-free,   stock-for-
     stock   exchange   whereby  the  Company   will   become   a   wholly-
     owned subsidiary of Clear Channel.

     The   following  Form  8-K/A  was  filed  during  the  first   quarter
     of 1999:

     Form 8-K/A dated February 23, 1999. This Form 8-K/A was filed to amend Nationwide Communications, Inc.'s year-end audited financial information and unaudited pro forma financial information for the year ended December 31, 1997. Jacor's acquisition of Nationwide was previously reported in its Form 8-Ks filed on November 4, 1997 and January 5, 1998, as amended on January 20, 1998, April 30, 1998 and August 14, 1998.

                            INDEX TO EXHIBITS

Exhibit  Description of Exhibit                           Sequentially
 Number                                                     Numbered
                                                             Page

     2.1 Agreement  and Plan of Merger  dated  as  of
         October  8,  1998  ("Clear  Channel   Merger          *
         Agreement")  between  Jacor  Communications,
         Inc.      ("Jacor"),      Clear      Channel
         Communications,  Inc.  and  CCU  Merger  Sub
         (omitting schedules and exhibits not  deemed
         material).  Incorporated  by  reference   to
         Exhibit  2  to  Jacor's  Current  Report  on
         Form 8-K dated October 9, 1998.

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


     2.4 Warrant Agreement dated as of September  18,          *
         1996  between Jacor and KeyCorp  Shareholder
         Services,    Inc.,   as    warrant    agent.
         Incorporated by reference to Exhibit 4.1 to Jacor's Current Report on Form 8-K dated
         October 3, 1996.

     2.5 Supplemental   Agreement   dated    as    of          *
         September 18, 1996 between Jacor and KeyCorp
         Shareholder  Services,  Inc.,   as   warrant
         agent.   Incorporated   by   reference    to
         Exhibit  4.2  of Jacor's Current  Report  on
         Form 8-K dated October 3, 1996.

     2.6 Registration Rights Agreement  dated  as  of          *
         August  5,  1996  among Jacor,  JCAC,  Inc.,
         Great  American Insurance Company,  American
         Financial  Corporation,  American  Financial
         Enterprises,  Inc.,  Carl  H.  Lindner,  The
         Carl  H.  Lindner Foundation, and  S.  Craig
         Lindner.   Incorporated  by   reference   to
         Exhibit   2.22   to  Jacor's  Post-Effective
         Amendment  No.  1 on Form S-3  to  Form  S-4
         (File No. 333-6639).

     2.7 Agreement  and Plan of Merger  dated  as  of          *
         April    7,   1997   among   Jacor,    Jacor
         Communications Company ("JCC"), PRN  Holding
         Acquisition   Corp.   and   Premier    Radio
         Networks,   Inc.  (omitting  schedules   and
         exhibits not deemed material). Incorporated by reference to Exhibit 2.1 to Jacor's
         Current  Report on Form 8-K dated  April  8,
         1997, as amended.

     2.8 Shareholders' Agreement dated as of April 7,          *
         1997   by  and  among  Jacor,  JCC,   Archon
         Communications,    Inc.   ("Archon"),    the
         stockholders   of   Archon    and    certain
         shareholders of Premiere (omitting schedules
         and    exhibits   not   deemed    material).
         Incorporated by reference to Exhibit 2.2 to Jacor's Current Report on Form 8-K dated
         April 8, 1997, as amended.

     2.9 Stock  Purchase Agreement dated as of  April          *
         7,    1997   among   Jacor,   JCC,    Archon
         Communications Partners LLC and News America
         Holdings  Incorporated  (omitting  schedules
         and    exhibits   not   deemed    material).
         Incorporated by reference to Exhibit 2.3 to Jacor's Current Report on Form 8-K dated
         April 8, 1997, as amended.



    2.10 Agreement of Sale dated December 19, 1997 by          *
         and   among   Nationwide  Mutual   Insurance
         Company,  Employers  Insurance  of   Wausau,
         Nationwide Communications, Inc.,  San  Diego
         Lotus  Corp., The Beak and Wire Corporation,
         Citicasters  Co.  and  Jacor  Communications
         Company (omitting schedules and exhibits not deemed material). Incorporated by reference to Exhibit 2.1 to Jacor's Current Report on
         Form 8-K dated January 5, 1998, as amended.

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


    4.14 Indenture dated as of February 9, 1998 among          *
         Jacor  Communications, Inc. ("Jacor"), Jacor
         Communications    Company    ("JCC"),    the
         Subsidiary Guarantors named therein and  the
         Bank   of  New  York  for  JCC's  8%  Senior
         Subordinated Notes due 2010 and Jacor's  and
         the  Subsidiary Guarantors Guaranty thereof.
         Incorporated by reference to Exhibit 4.20 of
         the    Company's   Form   S-3   Registration
         Statement, File No. 333-51489.


    4.15 Indenture  dated  as  of  February  9,  1998          *
         between  Jacor and the Bank of New York  for
         Jacor's Liquid Yield Option Notes due  2018.
         Incorporated by reference to Exhibit 4.21 of
         the    Company's   Form   S-3   Registration
         Statement, File No. 333-51489.


 4.16(#) Stock Option Agreement dated as of June  23,          *
         1993 between Jacor and Rod F. Dammeyer covering 10,000 shares of Jacor's common stock. (1) Incorporated by reference to
         Exhibit  4.3 to Jacor's Quarterly Report  on
         Form 10-Q dated August 13, 1993.

 4.17(#) Stock   Option   Agreement   dated   as   of          *
         December 15, 1994 between Jacor and  Rod  F.
         Dammeyer covering 5,000 shares of Jacor's common stock. (2) Incorporated by reference to Exhibit 4.23 to Jacor's Quarterly Report on Form 10-Q dated August 13,1993.

 10.1(+) Change in Control Agreement dated as of June          *
         12,    1998    by    and    between    Jacor
         Communications,  Inc.  and  Randy  Michaels.
         Incorporated by reference to Exhibit 10.1 to Jacor's Quarterly Report on Form 10-Q dated
         August 14, 1998. (3)*

 10.2(+) Change in Control Agreement dated as of June          *
         12,    1998    by    and    between    Jacor
         Communications, Inc. and Martin R.  Gausvik.
         Incorporated by reference to Exhibit 10.2 to Jacor's Quarterly Report on Form 10-Q dated
         August 14, 1998. (4)*

 10.3(+) Advisory  Agreement dated  August  26,  1998          *
         between   the   Company  and  Equity   Group
         Investments, Inc. Incorporated by reference to Exhibit 10.1 to Jacor's Quarterly Report on Form 10-Q dated October 30, 1998.

 10.4(+) Employment Agreement dated as of January 17,          *
         1997   between  the  Company  and  Paul   F.
         Solomon.    Incorporated  by  reference   to
         Exhibit  10.4 to Jacor's Current  Report  on
         Form 8-K dated May 5, 1997, as amended.


 10.5(+) Jacor Communications, Inc. 1993 Stock Option          *
         Plan.   Incorporated by reference to Exhibit
         99 to Jacor's Quarterly Report on Form 10-Q dated August 13, 1993.

 10.6(+) Jacor  Communications, Inc. Executive  Stock          *
         Unit Plan effective as of November 7, 1996.

 10.7(+) Jacor Communications, Inc. 1996 Non-Employee          *
         Directors Stock Units.

 10.8(+) Jacor  Communications,  Inc.  1995  Employee          *
         Stock Purchase Plan, as amended and restated
         as  of  January  1, 1997.   Incorporated  by
         reference  to  Annex  1  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.9(+) Jacor  Communications, Inc.  1997  Long-Term          *
         Incentive   Stock  Plan.   Incorporated   by
         reference  to  Annex  2  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.10(+)Jacor  Communications, Inc. 1997  Short-Term          *
         Incentive   Stock  Plan.   Incorporated   by
         reference  to  Annex  3  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.11(+)Jacor Communications, Inc. 1997 Non-Employee          *
         Director Stock Purchase Plan. Incorporated by reference to Annex 4 to Jacor's Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.

 10.12(+)Jacor Communications, Inc. 1997 Non-Employee          *
         Directors   Stock  Plan.   Incorporated   by
         reference  to  Annex  5  to  Jacor's   Proxy
         Statement on Schedule 14A relating to its May 28, 1997 Annual Meeting of Stockholders.




 10.13   Voting  Agreement, dated as  of  October  8,          *
         1998,  by  and  among Jacor  Communications,
         Inc.   and  certain  stockholders  of  Clear
         Channel  Communications, Inc. named therein.
         Incorporated by reference to Exhibit 10 to Jacor's Current Report on Form 8-K dated
         October 9, 1998.

  21     Subsidiaries of Registrant.                         120

  23.1   Consent of Independent Accountants.                 123

  27     Financial Data Schedules.                           124


[FN]
__________________

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

(3) Identical agreements were also entered into as of June 12, 1998 between the Company and each of the following senior executive officers of the Company: Robert L. Lawrence, R. Christopher Weber, David H. Crowl, Thomas P. Owens, Jon M. Berry, Paul F. Solomon, John Hogan, Jerome L. Kersting and Jay Meyers.

(4) Identical agreements were also entered into as of June 12, 1998 between the Company and each of the following executive officers of the Company: Pamela C. Taylor, Nicholas J. Miller, William P. Suffa and Alfred Kanyon, III.

          JACOR COMMUNICATIONS, INC, AND SUBSIDIARIES




                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JACOR COMMUNICATIONS, INC.
                                         (The Company)



Date  March 31, 1999         By      R. Christopher Weber
                                     R. Christopher Weber,
                                    Senior Vice President and
                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date  March 31, 1999                       Randy Michaels
                                           Randy Michaels,
                                Chief Executive Officer, Director
                                (Principal Executive Officer)





Date  March 31, 1999                    Robert L. Lawrence
                                        Robert L. Lawrence,
                                       President and Director





Date March 31, 1999                        Sam Zell
                                           Sam Zell,
                                       Chairman and Director





Date  March 31, 1999                    Sheli Z. Rosenberg
                                        Sheli Z. Rosenberg,
                                      Vice Chair and Director

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

Date  March 31, 1999                     Peter C.B. Bynoe
                                         Peter C.B. Bynoe
                                            Director




Date  March 31, 1999                     John W. Alexander
                                         John W. Alexander,
                                              Director




Date  March 31, 1999                    Rod F. Dammeyer
                                        Rod F. Dammeyer,
                                            Director




Date  March 31, 1999                      F. Philip Handy
                                          F. Philip Handy,
                                             Director




Date  March 31, 1999                        Marc Lasry
                                            Marc Lasry,
                                             Director




Date  March 31, 1999                   Mary Agnes Wilderotter
                                       Mary Agnes Wilderotter
                                             Director




Date  March 31, 1999                    R. Christopher Weber
                                        R. Christopher Weber
                                      Senior Vice President and
                                       Chief Financial Officer
                                      (Principal Financial and
                                          Accounting Officer)

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                          EXHIBIT 21

The following is a list of the subsidiaries of the Company as of December 31, 1998. All of these subsidiaries are included in the Consolidated Financial Statements which are a part of this report.

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

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                     EXHIBIT 21, Continued



                                                         Percentage
                                         State of        of Equity
Name of Company            Relationship  Incorporation   Ownership

Noble Broadcast
  Holdings, Inc.           Subsidiary      Delaware        100%
Sports Radio
  Broadcasting, Inc.       Subsidiary      California      100%
Nobro, S.C.                Subsidiary      Mexico          100%
Sports Radio, Inc.         Subsidiary      California      100%
Noble Broadcast
  Center, Inc.             Subsidiary      California      100%
Citicasters Co.            Subsidiary      Ohio            100%
GACC-N26LB. Inc.           Subsidiary      Delaware        100%
Great American
  Television
  Productions, Inc.        Subsidiary      California      100%
Cine Mobile Systems
  Int'l, N.V.              Subsidiary      Antille         100%
Cine Movil S.A. de C.V.    Subsidiary      Mexico          100%
Cine Guarantors II, LTD.   Subsidiary      Canada          100%
Jacor Licensee of
  Louisville, Inc.         Subsidiary      Delaware        100%
Jacor Licensee of
  Louisville II, Inc.      Subsidiary      Delaware        100%
Jacor Licensee of Salt
  Lake City, Inc.          Subsidiary      Delaware        100%
Jacor Licensee of Salt
  Lake City II, Inc.       Subsidiary      Delaware        100%
Jacor Licensee of
  Charleston, Inc.         Subsidiary      Delaware        100%
Jacor Licensee of
  Kansas City, Inc.        Subsidiary      Delaware        100%
Jacor Licensee of
  Las Vegas, Inc.          Subsidiary      Delaware        100%
Jacor Licensee of
  Las Vegas II, Inc.       Subsidiary      Delaware        100%
Jacor Broadcasting of
  Charleston, Inc.         Subsidiary      Delaware        100%
Jacor Broadcasting of
  Kansas City, Inc.        Subsidiary      Delaware        100%
Jacor Broadcasting of
  Las Vegas, Inc.          Subsidiary      Delaware        100%
Jacor Broadcasting of
  Las Vegas II, Inc.       Subsidiary      Delaware        100%
Jacor Broadcasting of
  Louisville, Inc.         Subsidiary      Delaware        100%

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                     EXHIBIT 21, Continued



                                                         Percentage
                                         State of        of Equity
Name of Company            Relationship  Incorporation   Ownership

Jacor Broadcasting of
  Louisville II, Inc.      Subsidiary      Delaware        100%
Jacor Broadcasting of
  Salt Lake City, Inc.     Subsidiary      Delaware        100%
Jacor Broadcasting of
  Salt Lake City II, Inc.  Subsidiary      Delaware        100%
Jacor Broadcasting of
  Youngstown, Inc.         Subsidiary      Delaware        100%
Jacor Communications
  Company                  Subsidiary      Florida         100%
Jacor/Premiere
  Holding, Inc.            Subsidiary      Delaware        100%
MultiVerse Acquisition
  Corp.                    Subsidiary      Delaware        100%
Premiere Radio
  Networks, Inc.           Subsidiary      Delaware        100%
Radio-Active
  Media, Inc.              Subsidiary      Delaware        100%
WHOK, Inc.                 Subsidiary      Ohio            100%
Chancellor Broadcasting
  Co., Inc.                Subsidiary      Oregon          100%
High Plains Broadcasting,
  Inc.                     Subsidiary      Delaware        100%
Jacor Broadcasting of
  Oregon, Inc.             Subsidiary      Oregon          100%
Jacor Broadcasting of
  Washington, Inc.         Subsidiary      Washington      100%
Tsunami Communications,
  Inc.                     Subsidiary      Colorado        100%

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                         EXHIBIT 23.1








              CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Jacor Communications, Inc. on Forms S-8 (File No.'s 33-65126, 33-10329, 33-56385,33-61719, 333-28587, 333-28371, 333-
28399, 333-28401 and 333-28363) and on Forms S-3 (File No.'s 333-
21419, 333-06639 and 333-51489) and in the registration statement of Clear Channel Communications, Inc. on Form S-4 (File No. 333-72839) of our report dated February 12, 1999, on our audits of the consolidated financial statements of Jacor Communications, Inc. and Subsidiaries as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, which report is included in this Annual Report on Form 10-K.









PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 30, 1999