Form 10-Q
period 1999-03-31
JACOR COMMUNICATIONS INC
filed 1999-05-04
CIK 702808

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1999

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



At April 29, 1999, 51,646,400 shares of common stock were outstanding.

                  JACOR COMMUNICATIONS, INC.

                             INDEX



                                                         Page
                                                        Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of March 31, 1999 and December 31,
            1998                                          3

          Condensed Consolidated Statements of
            Operations and Comprehensive Income
            for the three months ended March 31, 1999
            and 1998                                      4

          Condensed Consolidated Statements of
            Cash Flows for the three months ended
            March 31, 1999 and 1998                       5

          Notes to Condensed Consolidated Financial
            Statements                                    6



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                14


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K          22

     Signatures                                          23

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)
                             (UNAUDITED)


                                               March 31,      December 31,
                                                  1999            1998
                     ASSETS
Current assets:
  Cash and cash equivalents                   $    14,726     $    20,051
  Accounts receivable, less allowance for
    doubtful accounts of $8,407 in 1999
    and $8,303 in 1998                            173,538         201,466
  Prepaid expenses and other                       39,719          32,796
            Total current assets                  227,983         254,313

Property and equipment, net                       293,753         281,049
Intangible assets, net                          2,818,653       2,749,348
Other assets                                      120,725         135,998

            Total assets                      $ 3,461,114      $3,420,708

                     LIABILITIES
Current liabilities:
  Current portion long-term debt              $    35,000      $   35,000
  Accounts payable, accrued expenses
    and other current liabilities                 153,466         128,400
          Total current liabilities               188,466         163,400

Long-term debt                                  1,279,584       1,289,574
Liquid Yield Option Notes                         308,169         306,202
Deferred tax liability                            345,478         345,478
Other liabilities                                 114,880         112,988

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and unissued
   4,000,000 shares                                  -               -
Common stock, no par value, $0.01 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   51,340,273 in 1999 and 51,184,217 in 1998          513             512
Additional paid-in capital                      1,129,326       1,124,057
Common stock warrants                              30,599          30,819
Accumulated other comprehensive income               -             25,428
Retained earnings                                  64,099          22,250

            Total shareholders' equity          1,224,537       1,203,066

            Total liabilities and
              shareholders' equity            $ 3,461,114      $3,420,708



                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
      for the three months ended March 31, 1999 and 1998
                (in thousands, except per share data)
                             (UNAUDITED)



                                                1999            1998

Broadcast revenue                            $219,714         $159,192
    Less agency commissions                    25,051           17,164
       Net revenue                            194,663          142,028

Broadcast operating expenses                  139,756          107,353
Depreciation and amortization                  35,023           27,450
Corporate general and
  administrative expenses                       5,629            3,644
       Operating income                        14,255            3,581

Interest expense                              (29,909)         (23,958)
Gain on sale of assets                         83,476             -
Other (expense) income, net                      (173)           2,479
      Income (loss) before income taxes        67,649          (17,898)

Income tax (expense) benefit                  (25,800)          11,000

      Net income (loss)                        41,849           (6,898)

Other comprehensive income
       (loss) before tax:
    Reclassification adjustment for
       gains included in net income,
       net of taxes                           (25,428)            -

    Comprehensive income (loss)              $ 16,421          $(6,898)


    Basic net income (loss)
      per common share                        $ .82            $(.14)

    Diluted net income (loss)
     per common share                         $ .70            $(.14)

    Number of common shares used
       in Basic calculation                   51,303           48,419

    Number of common shares used
       in Diluted calculation                 62,261           48,419






          The accompanying notes are an integral part of the condensed consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three months ended March 31, 1999 and 1998
                           (in thousands)
                             (UNAUDITED)




                                                        1999         1998
     Cash flows from operating activities:

       Net cash provided by operating activities     $ 46,022      $19,391

     Cash flows from investing activities:
       Capital expenditures                            (7,713)      (4,795)
       Cash paid for acquisitions                    (114,628)     (34,485)
       Deposits on broadcast stations                  (7,656)     (23,783)
       Proceeds from sale of investments               85,502         -

       Net cash used by investing activities          (44,495)     (63,063)

     Cash flows from financing activities:
       Issuance of long-term debt                     105,000      149,539
       Common stock proceeds, net of issuance costs     3,148      244,939
       Issuance of Liquid Yield Option Notes             -         166,950
       Repayment of long-term debt                   (115,000)    (197,500)
       Payment of finance costs                          -          (7,403)
       Other                                             -           1,862

       Net cash (used) provided by financing
         activities                                    (6,852)     358,387

     Net (decrease) increase in cash and
       cash equivalents                                (5,325)     314,715
     Cash and cash equivalents at
       beginning of period                             20,051       28,724
     Cash and cash equivalents at end of period     $  14,726    $ 343,439

     Supplemental schedule of non-cash investing
       and financing activities:
      Fair value of assets exchanged, net of cash         -      $ 70,000
     Liabilities assumed in acquisitions                  -         2,687








               The accompanying notes are an integral part of the condensed consolidated financial statements.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   FINANCIAL STATEMENTS

     The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results for interim periods may not be indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 and the notes thereto.

2.   CLEAR CHANNEL MERGER

     On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger" or the "Clear Channel Merger").
     The Company and Clear Channel expect to consummate the Merger at the close of business May 4, 1999 or shortly thereafter. Pursuant to terms of the agreement, each share of Jacor common stock will be exchanged for 1.1573151 shares of Clear Channel common stock assuming a close on May 4, 1999.

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

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







3.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions

     January Transactions

     The Company acquired KEZY-FM and KORG-AM in Anaheim, California from ML Media Partners for $30.1 million in cash, of which $3.0 million was placed in escrow in 1998.

     The Company acquired KBKB-AM and KBKB-FM in Ft. Madison, Iowa from Talley Broadcasting for approximately $0.9 million in cash.

     The Company acquired KBET-AM in Los Angeles, California from
     Saddleback Broadcasting for $3.0 million in cash, of which $0.3 million was placed in escrow in 1998.

     The Company acquired the stock of WTTF, Inc., owner of WTTF-AM and WTTF-FM in Tiffin, Ohio for $2.4 million in cash, of which approximately $0.1 million was placed in escrow in 1998.

     The Company acquired KZSF-FM in San Francisco, California from KZSF Broadcasting for $16.5 million in cash, of which $0.8 million was placed in escrow in 1998.


     February Transactions

     The Company acquired KFYR-AM and KYYY-FM in Bismarck, North
     Dakota from Meyers Broadcasting for $4.8 million in cash, of which approximately $0.5 million was placed in escrow in 1998.

     The Company acquired WIKX-FM, WCCF-AM, and WCVU-FM in Punta
     Gorda, Florida from Intermart Broadcasting for approximately
     $7.8 million in cash, of which $0.4 million was placed in escrow in 1998.

     The Company acquired KVKI-FM, KRUF-FM, KITT-FM, KEEL-AM and
     KWKH-AM in Shreveport, Louisiana from Progressive Broadcasting for $24.0 million in cash, of which $2.3 million was placed in escrow in 1998.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






3.   ACQUISITIONS AND DISPOSITIONS, Continued

     March Transactions

     The Company acquired WDFM-FM and low-powered television station WDFM in Defiance, Ohio from Lankenau Media Network for $4.0 million in cash.

     The Company acquired WKST-AM and WKST-FM in New Castle,
     Pennsylvania from Great Scott Broadcasting for $2.5 million in cash.

     The Company acquired WKBN-AM and WKBN-FM in Youngstown, Ohio from WKBN Broadcasting for $11.0 million in cash, of which approximately $2.6 million was placed in escrow in 1997.

     The Company acquired KLLP-FM (formerly KRSS-FM) in Pocatello, Idaho from CSN International for approximately $0.8 million in cash, of which approximately $0.1 million was placed in escrow in 1998.

     The Company acquired KCKC-AM in San Bernadino, California from All Pro Broadcasting for $3.0 million in cash, of which approximately $0.2 million was placed in escrow in 1998.

     The Company acquired WBEX-AM in Chillicothe, Ohio from Secret Communications for $0.1 million in cash.

     Pro Forma Results of Operations

     The Company's 1999 completed acquisitions both individually and in the aggregate are immaterial to the Company's results of operations. Assuming the Company's significant acquisitions in 1998 were completed as of January 1, 1998, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

                                                  Pro forma (Unaudited)
                                                   Three Months Ended
                                                       March 31,
                                                         1998

     Net revenue                                      $ 162,453
     Loss before extraordinary items                  $  (7,375)
     Diluted loss per common share
       before extraordinary items                     $   (0.14)

     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

     Radio Station Acquisitions and Dispositions Completed
     Subsequent to March 31, 1999

     The Company completed the acquisitions of four radio stations in two new broadcast areas and one existing broadcast area for $4.4 million in cash, of which approximately $0.2 million was placed in escrow in 1998.

     The Company completed the disposition of one radio station for $5.0 million in cash.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






3.   ACQUISITIONS AND DISPOSITIONS, Continued

     Pending Radio Station Acquisitions and Dispositions

     The Company has entered into agreements to purchase the FCC licenses and substantially all of the broadcast assets of 15 radio stations in six of the Company's existing broadcast areas and three new broadcast areas for approximately $166.6 million in cash, of which approximately $9.4 million has been placed in escrow. The Company has also entered into agreements to exchange the FCC licenses and substantially all of the broadcast assets of six radio stations in two broadcast areas, valued at approximately $103.0 million.


4.   SUBSIDIARY GUARANTORS

     The Company's 10 1/8% Notes, 9 3/4% Notes, 8 3/4% Notes, and 8% Notes (the "Notes") are obligations of JCC, and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC is a wholly-owned subsidiary of Jacor and the Subsidiary Guarantors are wholly-owned subsidiaries of JCC. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. JCC's credit facility and the terms of the indentures governing the Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.

     Summarized financial information with respect to Jacor, JCC and with respect to the Subsidiary Guarantors on a combined basis as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is as follows:

                                   Jacor                   ____       JCC__    _____
                           March 31,    March 31,           March 31,      March 31,
                             1999         1998                1999           1998
Operating Statement
Data (in thousands):
Net revenue                   -            -                    -              -
Equity in earnings
  of subsidiaries       $   (5,951)  $   (5,484)          $  (5,696)     $   (6,463)
Operating loss             (12,127)      (9,398)             (5,696)         (6,463)
Income (loss) before
  extraordinary items       41,849       (6,898)             (5,951)         (5,484)
Net income (loss)           41,849       (6,898)             (5,951)         (5,484)

Balance Sheet Data
(in thousands):
Current assets          $    4,011                       $   21,243
Non-current assets       1,670,913                        2,969,982
Current liabilities         43,071                           19,980
Non-current
  liabilities              407,317                        2,304,017
Shareholders' equity     1,224,536                          667,228

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4.   SUBSIDIARY GUARANTORS, Continued

                              Jacor                   ___  ___       JCC__    _____
                           March 31,    March 31,           March 31,      March 31,
                             1999         1998                1999           1998
Statement of Cash
Flow Data (in thousands):

Operating activities     $  (5,900)    $  (3,644)          $     330      $    2,670
Investing activities        84,653        (1,274)           (122,284)        (58,268)
Financing activities       (78,753)      167,076             116,629         200,057
Net change in cash and
  cash equivalents            -          162,158              (5,325)        144,459
Cash and cash equivalents
  at beginning of period      -             (613)             20,051          29,337
Cash and cash equivalents
  at end of period            -          161,545              14,726         173,796

                                       Combined
                                 Subsidiary Guarantors
                                March 31,     March 31,
                                  1999          1998
Operating Statement
Data (in thousands):

Net revenue                    $  194,663    $  142,664
Equity in earnings
  of subsidiaries                    -             -
Operating income                   20,431         7,495
Loss before
  extraordinary items              (5,696)       (6,463)
Net loss                           (5,696)       (6,463)

Balance Sheet Data
(in thousands):

Current assets                 $  202,729
Non-current assets              3,258,385
Current liabilities                90,416
Non-current
  liabilities                   2,146,162
Shareholders' equity            1,224,536


Statement of Cash Flow
Data (in thousands):

Operating activities           $   51,592    $   20,365
Investing activities               (6,864)       (3,521)
Financing activities              (44,728)       (8,746)
Net change in cash and
  cash equivalents                   -            8,098
Cash and cash equivalents
  at beginning of period             -             -
Cash and cash equivalents
  at end of period                   -            8,098

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






5.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for income before extraordinary items for the three months ended March 31, 1999 and 1998 (in thousands except per share amounts):

                                              Three Months Ended
                                               1999        1998

     Net income (loss) for basic EPS         $41,849    $ (6,898)
     LYONs interest expense, net of tax        1,906        -
     Net income (loss) for diluted EPS       $43,755    $ (6,898)

     Weighted average
       shares - basic                         51,303      48,419

     Effect of dilutive securities:
       Stock options                           1,661        -
       Warrants                                2,817        -
       LYONs                                   6,097        -
       Other                                     383        -

     Weighted average
       shares - diluted                       62,261      48,419

     Net income (loss) per common share:
       Basic                                 $ 0.82      $ (0.14)
       Diluted                               $ 0.70      $ (0.14)


     The Company's 1996 Liquid Yield Option Notes and 1998 Liquid Yield Option Notes (collectively, the "LYONs") can be converted into approximately 6.1 million shares of common stock at the option of the holder. Assuming conversion of the LYONs for the three months ended March 31, 1998 would result in a decrease in the diluted net loss per share amount, therefore the LYONs are not included in the computation of diluted EPS.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS








6.   SEGMENT INFORMATION

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

     Financial information for the Company's business segment is as follows (in thousands):

Quarter ended March 31, 1999      Radio     Other   Corporate  Eliminations  Consolidated
Net broadcast revenue         $ 182,801   $ 14,290       -       $  (2,428)   $ 194,663
Broadcast operating expenses    129,731     12,648   $   (250)      (2,373)     139,756
Broadcast cash flow              53,070      1,642        250          (55)      54,907
Corporate expenses                 -          -         5,629         -           5,629
Depreciation                      6,346        915        183         -           7,444
Amortization                     26,076      1,164        342           (3)      27,579
Operating income (loss)          20,648       (437)    (5,904)         (52)      14,255

Capital expenditures              6,624        240        849         -           7,713
Radio station and other
  acquisitions                  122,284       -          -            -         122,284
Total assets                  3,050,576    257,504    177,485      (24,451)   3,461,114

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








6.   SEGMENT INFORMATION, Continued

Quarter ended March 31, 1998      Radio     Other   Corporate  Eliminations  Consolidated
Net broadcast revenue         $ 127,746   $ 15,335       -        $ (1,053)    $ 142,028
Broadcast operating expenses     96,417     11,989       -          (1,053)      107,353
Broadcast cash flow              31,329      3,346       -            -           34,675
Corporate expenses                 -          -      $  3,644         -            3,644
Depreciation                      4,610        838        288         -            5,736
Amortization                     20,394        991        329         -           21,714
Operating income (loss)           6,325      1,517     (4,261)        -            3,581

Capital expenditures              2,582        939      1,274         -            4,795
Radio station and other
  acquisitions                   58,268       -          -            -           58,268
Total assets                  2,301,709    198,826    467,858       (3,354)    2,965,039


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

LIQUIDITY AND CAPITAL RESOURCES

CLEAR CHANNEL MERGER

On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger" or the "Clear Channel Merger"). The Company and Clear Channel expect to consummate the Merger at the close of business May 4, 1999 or shortly thereafter. Pursuant to terms of the agreement, each share of Jacor common stock will be exchanged for 1.1573151 shares of Clear Channel common stock assuming a close on May 4, 1999.

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











LIQUIDITY AND CAPITAL RESOURCES, Continued

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


Financing Activities

Cash used by financing activities for the first three months of 1999 was $6.8 million compared to $358.4 million provided by financing activities for the first three months of 1998.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES, Continued

Credit Facilities

The Company has a $1.15 billion credit facility (the "Credit Facility") with a syndicate of banks and other financial institutions. The Credit Facility provides loans to the Company in two components:
(i) a reducing revolving credit facility (the "Revolving Credit Facility") of up to $750 million under which the aggregate commitments will reduce on a semi-annual basis commencing in June 2000; and (ii) a $400 million amortizing term loan (the "Term Loan")that would reduce on a semi-annual basis commencing in December 1999. The Term Loan and the Revolving Credit Facility expire on December 31, 2004. Amounts repaid or prepaid under the Term Loan may not be reborrowed. The Credit Facility bears interest at a rate that fluctuates, with an applicable margin ranging from 0.00% to a maximum of 1.75%, based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization for the four consecutive fiscal quarters then most recently ended (the "Leverage Ratio"), plus a bank base rate or a Eurodollar base rate, as applicable. At April 29, 1999, the average interest rate on Credit Facility borrowings was 7.75%. The Company pays interest on the unused portion of the Revolving Credit Facility at a rate ranging from 0.250% to 0.375% per annum, based on the Company's Leverage Ratio.

As of April 29, 1999, the Company had $400 million of outstanding indebtedness under the Term Loan, $450 million of outstanding indebtedness under the Revolving Credit Facility, and available borrowings of $300 million.

Investing Activities

Cash flows used for investing activities were $44.5 million for the first three months of 1999 as compared to $63.1 million for the first three months of 1998. The variations from year to year are related to station acquisition activity, as described below.

Completed Acquisitions

During the first quarter of 1999, the Company acquired the stock of one and the assets of 25 radio stations and one low-power television station in four of the Company's existing broadcast areas and ten new broadcast areas for cash consideration of approximately $110.8 million, of which approximately $10.2 million was placed in escrow in 1997 and 1998. These acquisitions were funded through borrowings under the Credit Facility.

Acquisitions and Dispositions Completed Subsequent to March 31, 1999

The Company completed the acquisitions of four radio stations in two new broadcast areas and one existing broadcast area for $4.4 million in cash, of which approximately $0.2 million was placed in escrow in 1998.

The Company completed the disposition of one radio station for $5.0 million in cash.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES, Continued

Pending Radio Station Acquisitions and Dispositions

The Company has entered into agreements to purchase the FCC licenses and substantially all of the broadcast assets of 15 radio stations in six of the Company's existing broadcast areas and three new broadcast areas for approximately $166.6 million in cash, of which approximately $9.4 million has been placed in escrow. The Company has also entered into agreements to exchange the FCC licenses and substantially all of the broadcast assets of six radio stations in two broadcast areas, valued at approximately $103.0 million.

The Company expects all financing of its pending acquisitions will be provided by Clear Channel. In the event that the Clear Channel Merger would not be consummated as expected, the Company will have available borrowings under the Revolving Credit Facility to fund all acquisitions.

Capital Expenditures

The Company had capital expenditures of $7.7 million and $4.8 million for the three months ended March 31, 1999 and 1998, respectively. The Company's capital expenditures consist primarily of broadcasting equipment, tower upgrades, and purchases related to the Company's plan to replace and upgrade business, programming, and connectivity technology.

Operating Activities

For the three months ended March 31, 1999, cash flow provided by operating activities was $46.0 million, as compared to $19.4 million for the three months ended March 31, 1998. The change is primarily due to an increase in operating income related to acquisitions.

RESULTS OF OPERATIONS

The Company operates in one reportable segment - Radio. At March 31, 1999, the radio segment includes 240 radio stations in 67 broadcast areas and Premiere. Substantially all revenues of each broadcast area and Premiere is generated from the sale of commercial broadcast inventory. Aggregated segments included in the caption "other" includes one television station and various broadcast related businesses that provide services such as market research, satellite connectivity and traffic reporting.

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

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES, Continued


Financial information for the Company's segments is as follows (in thousands):


                                                Favorable
                                               (Unfavorable)
For the quarter ended March 31,         1999      Change      1998

Net revenues:
 Radio                              $  182,801     43.1%  $  127,746
 Other                                  11,862    (16.9%)     14,282
 Total net revenues                 $  194,663     37.1%  $  142,028
Broadcast operating expenses:
 Radio                              $  129,731    (34.6%) $   96,417
 Other                                  10,025      8.3%      10,936
 Total broadcast operating expenses $  139,756    (30.2%) $  107,353
Broadcast cash flow:
 Radio                              $   53,070     69.4%  $   31,329
 Other                                   1,837    (45.1%)      3,346
 Total broadcast cash flow          $   54,907     58.3%  $   34,675
Depreciation & amortization:
 Radio                              $   32,422    (29.7%) $   25,004
 Other                                   2,076    (13.5%)      1,829
 Corporate                                 525     14.9%         617
 Total depreciation & amortization  $   35,023    (27.6%) $   27,450
Operating income (loss) before
 Corporate general and
 administrative expense:
 Radio                              $   20,648    226.5%  $    6,325
 Other                                    (239)  (115.8%)      1,517
 Corporate                                (525)    14.9%        (617)
 Subtotal                               19,884    175.2%       7,225
Corporate general and administrative
 expense:                               (5,629)   (54.5%)     (3,644)
Net operating income                $   14,255    298.1%  $    3,581


Other Consolidated Statements of
Operations Data:
Interest expense                    $  (29,909)   (24.8%) $  (23,958)
Gain on sale of assets              $   83,476       -    $     -
Income tax (expense) benefit        $  (25,800)  (334.5%) $   11,000
Net income (loss)                   $   41,849    706.7%  $   (6,898)

Other Consolidated Financial
Statement Data:
Capital expenditures                $    7,713     60.9%  $    4,795
Radio station and other
 acquisitions                       $  114,628    232.4%  $   34,485
Total assets                        $3,461,114     16.7%  $2,965,039

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES








LIQUIDITY AND CAPITAL RESOURCES, Continued

Discussion of Radio Segment Financial Statement Changes

The increase in net revenue from 1998 to 1999 is due primarily to revenue generated at those properties owned or operated during 1999, but not during the comparable 1998 period. On a "same station" basis - reflecting results from stations operated since January 1, 1998 - broadcast revenue increased $19.7 million or 12.8%, from $154.5 million in 1998 to $174.2 million in 1999. The increase is due in part to favorable ratings and a strong advertising environment.

The increase in radio broadcast operating expenses from 1998 to 1999 is due primarily to expenses incurred at those properties owned or operated during 1999 but not during the comparable 1998 period. "Same station" broadcast expenses increased by $6.1 million or 5.9% from $104.2 million in 1998 to $110.3 million in 1999. The increases between years was the result of increased payroll, programming and selling costs.

Depreciation and amortization expense increased from 1998 to 1999 due to acquisitions made during 1998 and the first three months of 1999.

Operating income increased from 1998 to 1999 as a result of the acquisitions made throughout 1998 and 1999, and to a lesser extent, increases in "same station" operating performance.

Discussion of Other Statement of Operations Data

Interest expense increased from 1998 to 1999 due to increases in outstanding debt incurred in connection with the Company's acquisitions.

The gain on sale of assets in 1999 resulted primarily from the sale of an investment in a marketable equity security.

Income tax expense for the first quarter of 1999 was $25.8 million, compared to income tax benefit of $11.0 million for the first quarter of 1998. Excluding the effect of the Company's gain on sale of investments, the effective tax rate for the first quarter of 1999 was lower than that for the comparable 1998 period due to higher pre-tax earnings estimated for the 1999 year.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES










RESULTS OF OPERATIONS, Continued

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

The Company has substantially completed the Y2K assessment phase of its computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems (ii) traffic scheduling and billing systems (iii) accounting and financial reporting systems, and (iv) local and wide area networking infrastructure. Various insignificant systems and other immaterial acquisitions are still in the assessment phase, which will be completed throughout the second quarter of 1999. The Company has also completed formal communication with all of its key business partners to identify their exposure to the year 2000 issue. Key business partners include local and national advertisers, suppliers of communications services, financial institutions and suppliers of utilities. This part of the assessment has targeted external risks related to Y2K and is still in process and will be completed by the
end of the second quarter of 1999.   External risks identified through
the assessment phase include loss of power and communication links that are not subject to the Company's control. The Company is in the process of developing power and communications contingency plans for each broadcast area. This is expected to be completed by the fourth quarter of 1999.

The remediation phase is approximately 75% complete for critical systems within the Company's control. Activities in this phase include the actual repair, replacement, or upgrade of the Company's systems based on the findings of the assessment phase. Systems still in the remediation phase include various traffic systems and transmission equipment; however, the Company has identified and decided on Y2K compliant versions to upgrade or replace existing hardware and software. This remediation process for critical systems will be completed by the end of the second quarter of 1999. Other non-critical systems are also in the remediation phase and will not require the expenditure of significant resources. Remediation of these systems will be completed after the critical systems by the end of the third quarter of 1999.

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

The Company anticipates minimal business disruption from both external and internal factors. However, possible risks include, but are not limited to, loss of power and communication links which are not subject to the Company's control. The Company believes that its Y2K compliance issues will be resolved on a timely basis and that any related costs will not have a material impact on the Company's operations, cash flows, or financial condition of future periods. The costs incurred in the assessment phase are primarily internal costs, which have been expensed as incurred and are immaterial. Internal costs will continue to be expensed as incurred and will not be significantly greater than those incurred in 1998. Costs in the remediation phase include replacement of certain computer hardware and software, are not expected to be material and are included in the capital expenditures of the Company.

              JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Number    Description                                            Page


10.1(+)     Jacor Communications, Inc. Deferred Compensation
            Plan dated June 1, 1998                               24

27          Financial Data Schedule                               37

__        _________


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


                               JACOR COMMUNICATIONS, INC.
                                      (Registrant)





DATED:  May 4, 1999           BY  /s/ R. Christopher Weber
                                   R. Christopher Weber,
                                 Senior Vice President and
                                  Chief Financial Officer

                                                  Exhibit 10.1












                   JACOR COMMUNICATIONS, INC.

                  DEFERRED COMPENSATION  PLAN

                 (Effective as of June 1, 1998)

                   JACOR COMMUNICATIONS, INC.
                   DEFERRED COMPENSATION PLAN


                          INTRODUCTION

     Jacor Communications, Inc. recognizes the unique qualifications of its executive officers and the valuable services they provide and desires to establish a plan to provide an incentive for executive officers to defer compensation. This Plan is intended to be an unfunded arrangement maintained by Jacor Communications, Inc. established for the purpose of providing deferred compensation primarily for a select group of management or highly compensated employees as described in sections 201(2), 301(a)(3), and 401(a)(1) of ERISA.

     Jacor Communications, Inc. hereby adopts the Jacor Communications, Inc. Deferred Compensation Plan effective June 1, 1998 as hereinafter provided. The rights of any person whose status as an employee of the Company has terminated shall be determined pursuant to the Plan as in effect on the date such employee terminates, unless a subsequently adopted provision of the Plan is made specifically applicable to such person.



                                 ARTICLE I
                                DEFINITIONS


1.1 "Accrued Benefit" means the total of the Participant's Deferred Compensation Account and Matching Contribution Account.

1.2 "Beneficiary" means the person or entity who is entitled to receive the distribution, if any, payable under the Plan upon a Covered Employee's death. Each Covered Employee may designate a Beneficiary in a writing filed with the Company on a form satisfactory to the Committee. Any designation of a Beneficiary filed for purposes of the Plan may be revoked at any time and another designation may be made by the Covered Employee without the consent of any person.

1.3 "Board" means the Board of Directors of the Company, as constituted from time to time. Such Board of Directors may authorize any committee of the Board or any other person or committee to act on its behalf with respect to matters described in the Plan that require Board action.

1.4 "Code" means the Internal Revenue Code of 1986, as amended from time to time, and regulations relating thereto.

1.5 "Committee" means the committee appointed by the Board to administer the Plan pursuant to Article VII herein.

1.6 "Company" means Jacor Communications, Inc., a Delaware corporation, or any successor thereto, including any successor to substantially all of its assets that adopts and assumes the Plan at the time of transfer.

1.7 "Compensation" means, with respect to a Plan Year, the total amount of base salary and wages paid by the Company to a Covered Employee or which would otherwise be paid but for a deferral election under this Plan, under the Retirement Plan, or under a plan subject to section 125 of the Code.

1.8 "Compensation Limit" means, with respect to any Plan Year, the applicable compensation limitation set forth in section 401(a)(17) of the Code (as adjusted as provided therein), or any corresponding successor provision.

1.9 "Covered Employee" means any executive officer of the Company who has Retirement Plan Earnings in excess of the Compensation Limit.

1.10 "Deferred Compensation Account" means the account to be established by the Company as a book reserve on behalf of each Participant to reflect the amounts deferred by a Participant under Article II, as adjusted by earnings (or losses) under Article IV.

1.11 "Deferred Compensation Agreement" means the form described in Article II of the Plan.

1.12 "Effective Date" means June 1, 1998.

1.13 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

1.14 "Investment Funds" mean such investment funds that the Committee may, in its discretion, make available in determining the earnings (or losses) on a Participant's Accrued Benefit under Article IV.

1.15 "Matching Contribution Account" means the account to be established by the Company as a book reserve on behalf of each Participant to reflect the matching contributions by the Company on behalf of the Participant under
Article III, as adjusted by earnings (or losses) under Article IV. The Committee may determine that the segregated accounting for matching contributions is not necessary, in which event, all matching contributions will be accounted for as part of the Participant's Deferred Compensation Account and all references herein to a Matching Contribution Account will be deemed to be a reference to the Participant's Deferred Compensation Account.

1.16 "Participant" means a Covered Employee (or the Beneficiary of any deceased Covered Employee) entitled to any Accrued Benefit under the Plan.

1.17 "Plan" means the Jacor Communications, Inc. Deferred Compensation Plan as set forth in this document, and as may be amended hereafter.

1.18 "Plan Year" means initially the period beginning on the Effective Date and ending on December 31, 1998, and thereafter means the calendar year.

1.19 "Retirement Plan" means the Jacor Communications, Inc. Retirement Plan as in effect on the Effective Date and as subsequently amended, or any successor or replacement plan for such Retirement Plan.

1.20 "Retirement Plan Earnings" means the Covered Employee's earnings for benefit accrual purposes under the Retirement Plan, as defined therein, but without giving effect to the Compensation Limit.

1.21 "Retirement Plan Match" means, with respect to any plan year of the Retirement Plan, the maximum amount of matching contributions that could be made by the Company to the Retirement Plan on behalf of a Covered Employee, taking into account the rate of match, the percentage of compensation deferred that generates a match, and the Compensation Limit.

1.22 "Trust" means the trust established by the Jacor Communications, Inc. Rabbi Trust Agreement between the Company and Smith Barney Private Trust Company, or any successor thereto under the terms of such Trust Agreement.

                                ARTICLE II
                             DEFERRAL ELECTIONS


2.1 General. For each Plan Year, a Covered Employee may elect to have a portion of his Compensation in excess of the Compensation Limit (expressed as a specified dollar amount or a whole percentage of his Compensation in excess of the Compensation Limit) deferred and credited to his Deferred Compensation Account by entering into a Deferred Compensation Agreement in the manner provided in Section 2.2.

     A Covered Employee who elects to have a portion of his Compensation in excess of the Compensation Limit deferred and credited to his Deferred Compensation Account shall be required, as a condition to participation in the Plan during such Plan Year, to elect to make the maximum before-tax contributions to the Retirement Plan permitted under the terms of the Retirement Plan and the Code.

2.2 Deferred Compensation Agreement. A Covered Employee desiring to exercise an election under Section 2.1 shall file with the Company a
Deferred Compensation Agreement in such form as the Committee may prescribe. Such election may not be changed during the Plan Year; provided however, at any time during the Plan Year such Covered Employee may discontinue deferrals by revoking his election for the remainder of the Plan Year. A Deferred Compensation Agreement shall be authorization to the Company to defer a portion of the Covered Employee's Compensation in excess of the Compensation Limit and shall provide that his Compensation be reduced by equal amounts for each payroll period during the Plan Year or in such other manner as permitted by the Committee.

2.3 Time of Election. A Covered Employee's Deferred Compensation Agreement must be delivered to the Employer prior to the beginning of each Plan Year by such date as the Committee shall specify. Notwithstanding the foregoing, for the 1998 Plan Year only, a Covered Employee may deliver his Deferred Compensation Agreement to the Company at any time before June 1, 1998, to be effective only with respect to Compensation earned on or after June 1, 1998.

     An employee of the Company who becomes a Covered Employee during a Plan Year and who wishes to enter into a Deferred Compensation Agreement must deliver the Deferred Compensation Agreement to the Company within the 30-day period following the day he becomes a Covered Employee, but only with respect to Compensation earned after the date such Deferred Compensation Agreement is delivered to the Company.

2.4 Commencement of Deferrals. A Deferred Compensation Agreement shall be effective for the entire Plan Year to which it relates, but only with respect to Compensation of the Covered Employee earned for services rendered after the election is made in accordance with Sections 2.2 and 2.3.

2.5 Contribution to Trust. Assets equal in value to the Compensation otherwise payable to the Covered Employee during the Plan Year, but deferred in accordance with Section 2.2, shall be paid to the Trust no later than 60 days after the end of the Plan Year to which the deferral relates.



                                ARTICLE III
                      COMPANY MATCHING CONTRIBUTIONS


3.1 General. For each Plan Year that a Covered Employee elects to have a portion of his Compensation in excess of the Compensation Limit deferred under Article II, the Company shall credit a matching contribution to the Covered Employee's Matching Contribution Account in the amount provided in
Section 3.2.

3.2   Matching  Contribution  Rate.  The  matching  contribution  shall  be calculated by reference to the Covered Employee's Compensation deferrals for the Plan Year pursuant to Article II. The matching contribution with respect to any Covered Employee for each Plan Year shall be the lesser of
(a) 50% of the Covered Employee's deferral for such Plan Year, or (b) 50% of 6% of the Covered Employee's Compensation for such Plan Year reduced by the Retirement Plan Match for the Plan Year. Matching contributions under this Section 3.2 shall be calculated and credited to the Covered Employee's Matching Contribution Account on the same periodic basis as Compensation is reduced for the Covered Employee's Compensation deferrals under Section 2.2.

3.3 Contribution to Trust. Assets equal in value to the matching contributions accrued by all Covered Employees during the Plan Year in accordance with Section 3.2 shall be paid to the Trust no later than 60 days after the end of the Plan Year to which the matching contributions relate.

                                ARTICLE IV
                        EARNINGS ON ACCRUED BENEFIT


4.1 General. The Accrued Benefit of each Participant shall be credited with an additional amount of hypothetical earnings (or losses) determined under this Article IV.

4.2 Investment Elections. Each Participant shall elect the manner in which his Accrued Benefit is to be credited with earnings (and losses) by designating how the Accrued Benefit is to be invested on a hypothetical basis from among the Investment Funds. Such an election shall be made in writing, on a form provided by the Committee, and delivered to the Company prior to the beginning of each Plan Year by such date as the Committee shall determine. An investment election shall be effective for the entire Plan Year to which it relates unless modified by the Participant during the Plan Year. Such modifications may be made periodically on the same basis as participant investment elections under the Retirement Plan may be modified.

     If a Participant fails to make and deliver an election for the following Plan Year by the date as determined by the Committee, then his Accrued Benefit shall continue to be invested in the manner provided under the investment election most recently in effect.

4.3   Trust Investments.  Nothing contained herein shall be deemed to allow
any  Participant to direct how the assets of the Trust are invested.   Such
investments are governed by the terms of the Trust.



                                 ARTICLE V
                        VESTING OF ACCRUED BENEFIT


     Each Participant shall at all times be fully vested in his entire Accrued Benefit.

                                   ARTICLE VI
                       DISTRIBUTION OF PLAN BENEFITS


6.1 Distributable Events. A Covered Employee's Accrued Benefit shall become distributable upon the Covered Employee's separation from service with the Company due to his retirement, death, or other termination of employment.

6.2  Commencement of Payment.  Upon a separation from service described  in
Section 6.1, the Accrued Benefit of a Covered Employee shall be determined as of the last day of the calendar quarter in which the separation from service occurs and shall commence to be paid no later than the end of the next calendar quarter.

6.3 Form of Payment. Subject to Section 6.4, upon a separation from service described in Section 6.1, a Covered Employee's Accrued Benefit shall be paid in cash in a single lump sum unless the Covered Employee has previously made an election to be paid in up to 5 annual installments commencing as of when the Accrued Benefit would otherwise be paid in a lump sum. Any election to receive installment payments shall be subject to the following:

          (a) An election to receive installment payments must be made no later than a date that is one year prior to when the Accrued Benefit would otherwise be paid in a lump sum;

          (b) Each installment shall be calculated by dividing the Accrued Benefit on the last day of the calendar quarter in which the separation from service occurs (and each anniversary of that date as needed) by the number of the remaining installments to be paid;

          (c) Until all installments have been paid, the balance of the Accrued Benefit shall continue to be credited with earnings (and losses) in accordance with Article IV; and

          (d) If the Covered Employee dies while receiving installment payments, the remaining Accrued Benefit shall be paid to the Beneficiary of the Covered Employee in cash in a single lump sum.

6.4  Death of Covered Employee.   Upon the death of a Covered Employee, his
Accrued Benefit shall be payable to the Covered Employee's Beneficiary in cash in a single lump sum.

6.5 Hardship Distributions. Subject to the approval of the Committee, a Covered Employee may withdraw all or a portion of his Accrued Benefit in the event of a hardship. A request for a hardship distribution shall be made in a writing filed with the Company on a form satisfactory to the Committee. A hardship distribution shall only be made in the event of an unforeseeable emergency that would result in a severe financial hardship to the Covered Employee if the distribution were not permitted. Withdrawals of amounts because of an unforeseeable emergency shall only be permitted to the extent reasonably needed to satisfy the emergency need. Any such withdrawal shall be paid in a single lump sum.

     For purposes of this Section 6.5, an unforeseeable emergency is a severe financial hardship to the Covered Employee resulting from a sudden and unexpected illness or accident of the Covered Employee or of a dependent (as defined in section 152(a) of the Code) of the Covered Employee, loss of the Covered Employee's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Covered Employee.

     The Committee shall determine whether the circumstances presented by the Covered Employee constitute an unforeseeable emergency. Such circumstances and the Committee's determination will depend upon the facts of each case, but, in any case, payment may not be made to the extent that such hardship is or may be relieved: (a) through reimbursement or compensation by insurance, (b) by liquidation of the Covered Employee's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship, or (c) by cessation of his elective deferrals under this Plan.



                                ARTICLE VII
                              ADMINISTRATION


7.1   The  Committee.    The Plan shall be administered  by  the  Committee
consisting of not less two directors who shall be appointed from time to time by, and shall serve at the discretion of, the Board.

7.2 Authority of the Committee. Subject to the provisions of the Plan, the Committee shall have full power to construe and interpret the Plan and to establish, amend or waive rules and regulations for its administration.

7.3 Delegation of Certain Responsibilities. The Committee may, in its sole discretion, delegate to an officer or officers of the Company the administration of the Plan under this Article VII; provided however, that no such delegation by the Committee shall be made with respect to the administration of the Plan as it affects such officer or officers and provided further that the Committee may not delegate its authority to correct errors, omissions or inconsistencies in the Plan.

7.4 Procedures of the Committee. All determinations of the Committee shall be made by not less than a majority of its members present at the meeting (in person or otherwise) at which a quorum is present. A majority of the entire Committee shall constitute a quorum for the transaction of business. Any action required or permitted to be taken at a meeting of the Committee may be taken without a meeting if a unanimous written consent, which sets for the action, is signed by each member of the Committee and filed with the minutes for proceedings of the Committee. Service on the Committee shall constitute service as a director of the Company so that members of the Committee shall be entitled to indemnification, limitation of liability and reimbursement of expenses with respect to their services as members of the Committee to the same extent that they are entitled under the Company's Certificate of Incorporation and Delaware law for their services as directors of the Company.


                               ARTICLE VIII
                             CLAIMS PROCEDURE


8.1 General. A Participant who believes that his Accrued Benefit has not paid in full ("claimant") shall file such objection on the form prescribed for such purpose with the Committee.

8.2 Denials. The Committee shall review such filing and provide a notice of the decision regarding such filing to the claimant within a reasonable period of time after receipt of the notice by the Committee.

8.3   Notice.   Any claimant whose objection to a payment  of  his  Accrued
Benefit is denied shall be furnished written notice setting forth:

     (a)  the specific reason or reasons for the denial;

     (b) specific reference to the pertinent provision of the Plan upon which the denial is based;

     (c) a description of any additional material or information necessary for the claimant to perfect the objection; and

     (d)  an explanation of the claims review procedure under the Plan.

8.4 Appeals Procedure. In order that a claimant may appeal a denial of his objection to the amount of his Accrued Benefit, the claimant or the claimant's duly authorized representative may:

     (a) request a review by written application to the Committee, or its designate, no later than sixty (60) days after receipt by the claimant of written notification of denial of his objection;

     (b)  review pertinent documents; and

     (c)  submit issues and comments in writing.

8.5 Review. A decision on review of a denied objection shall be made not later than thirty (30) days after receipt of a request for review, unless special circumstances require an extension of time for processing, in which case a decision shall be rendered within a reasonable period of time, but not later than sixty (60) days after receipt of a request for review. The decision on review shall be in writing and shall include the specific reason(s) for the decision and the specific reference(s) to the pertinent provisions of the Plan on which the decision is based.





                                ARTICLE IX
                          AMENDMENT OR TERMINATION


9.1 Amendment or Termination. The Plan may be amended in whole or in part from time to time, or terminated, by action of the Board. Such termination and any such amendment shall be binding on the Company and each Participant. Notice of such amendment or termination shall be given in writing to each Participant.

9.2 Effect of Amendment or Termination. No amendment or termination of the Plan shall directly or indirectly (1) reduce the value of a Participant's Accrued Benefit, or (2) change the form or timing of the payment of a Participant's Accrued Benefit with respect to contributions made prior to the date of the amendment or termination.

                                 ARTICLE X
                            GENERAL PROVISIONS


10.1 No Funding or Interest in Assets. The Plan shall at all times be entirely unfunded and, except for the provisions relating to the transfer of assets to the Trust, no provision shall at any time be made with respect to segregating any assets of the Company for payment of any benefits hereunder. No Participant shall acquire any property interest in the assets of the Company or of the Trust, their rights being limited to receiving from the Company deferred payments as set forth in this Plan and these rights are conditioned upon continued compliance with the terms and conditions of this Plan.

     To the extent that any Participant acquires a right to receive benefits under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Company. Consistent with the foregoing, the Company has established the Trust and the obligations of the Company under the Plan shall be reduced to reflect the value of any payment of benefits from the Trust.

10.2 Assignment or Alienation. Except as required by law, no right of a Participant to receive payments under this Plan shall be subject to transfer, anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to execution, attachment, levy or similar process or assignment by operation of law and any attempt, voluntary or involuntary, to effect any such action shall be null and void and of no effect.

10.3 Affect on Retirement Plan. Any benefit under the Retirement Plan shall be paid solely in accordance with the terms and conditions of the Retirement Plan and nothing in this Plan shall operate or be construed in any way to modify, amend or affect the terms and provisions of the Retirement Plan.

10.4 No Guaranty of Benefits. Nothing contained in the Plan shall constitute a guaranty by any person that the assets of an Company or the Trust will be sufficient to pay any benefit hereunder.

10.5 No Enlargement of Rights. No Participant shall have any right to a benefit under the Plan except in accordance with the terms of the Plan. Establishment of the Plan shall not be construed to give any Covered Employee the right to be retained in the service of the Company.

10.6 Construction. This Plan shall be construed under the laws of the State of Delaware. Article and Section headings are for convenience only and shall not be considered as part of the terms and provisions of the Plan. Words in the masculine gender shall include the feminine, and the singular shall include the plural, and vice versa, unless qualified by the context.

10.7 Withholding of Taxes. The Company shall withhold from any amounts payable under the Plan, all federal, state, and local taxes that the Company determines is legally required.

10.8  Binding  on Successors, Purchasers, Transferees and  Assignees.   The
Plan shall be binding upon any successor or successors of the Company whether by merger, consolidation, or otherwise.

     IN WITNESS WHEREOF, Jacor Communications, Inc. has caused this Plan to be adopted and executed by its duly authorized officer as of this _____ day of _____________, 1998.

                              JACOR COMMUNICATIONS, INC.


                              By: ____________________________

                              Title: ___________________________