Form 10-Q/A
period 1999-03-31
JACOR COMMUNICATIONS INC
filed 1999-07-19
CIK 702808

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

Jacor Communications, Inc. held a special meeting of stockholders on March 26, 1999. At such meeting the stockholders were asked to vote upon the Company's merger with Clear Channel Communications, Inc. Of the 51,512,215 shares of Jacor common stock eligible to vote at the special meeting, 43,922,930 shares were voted (85.2%). The results of the voting were as follows:

          Shares Voted "FOR"                 43,892,837  (99.9%)
          Shares Voted "AGAINST"                 10,891
          Shares "ABSTAINING"                    19,202


The proposal received more than the required votes necessary for approval by the Company's outstanding shares of common stock entitled to vote at the special meeting and was thereby adopted.
The merger was completed on May 4, 1999.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   JACOR COMMUNICATIONS, INC.
                                          (Registrant)





DATED:  July 19, 1999          By   /s/ Randall T. Mays
                                  Randall T. Mays,
                                  Senior Vice President and
                                  Chief Financial Officer