Form 10-Q
period 1999-06-30
JACOR COMMUNICATIONS INC
filed 1999-08-16
CIK 702808

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1999

                               OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934



                  Commission File No. 0-12404

                  JACOR COMMUNICATIONS, INC.
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)


A Delaware Corporation                        Employer
                                           Identification
                                           No. 74-2916308


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



At August 13, 1999, 1 share of common stock was outstanding.

                  JACOR COMMUNICATIONS, INC.
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)

                             INDEX


                                                         Page
                                                        Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 1999 and December 31, 1998     3

          Condensed Consolidated Statements of
            Operations and Comprehensive Income
            for the period from May 5, 1999 through
            June 30, 1999, the period from
            April 1, 1999 through May 4, 1999, and
            the three months ended June 30, 1998          4

         Condensed Consolidated Statements of
            Operations and Comprehensive Income
            for the period from May 5, 1999 through
            June 30, 1999, the period from
            January 1, 1999 through May 4, 1999,
            and the six months ended June 30, 1998        5

          Condensed Consolidated Statements of
            Cash Flows for the period from May 5, 1999
            through June 30, 1999, the period from
            January 1, 1999 through May 4, 1999,
            and the six months ended June 30, 1998        6

          Notes to Condensed Consolidated Financial
            Statements                                    7



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                17


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K          27

     Signatures                                          28

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)
                                (UNAUDITED)


                                                                 Predecessor
                                              June 30,           December 31,
                                                1999                1998

                     ASSETS
Current assets:
  Cash and cash equivalents                 $    19,505         $    20,051
  Accounts receivable, less allowance
    for doubtful accounts of $9,050
    at June 30, 1999 and $8,303 at
    December 31, 1998                           210,722             201,466
  Prepaid expenses and other                     34,261              32,796
            Total current assets                264,488             254,313
Property and equipment, net                     308,151             281,049
Intangible assets, net                        6,771,602           2,749,348
Other assets                                    185,700             135,998
            Total assets                    $ 7,529,941         $ 3,420,708

                     LIABILITIES
Current liabilities:
  Current portion long-term debt            $      -            $    35,000
  Accounts payable, accrued expenses
    and other current liabilities               221,537             128,400
            Total current liabilities           221,537             163,400
Due to Clear Channel                            832,480                -
Long-term debt                                  547,944           1,289,574
Liquid Yield Option Notes                       492,705             306,202
Deferred tax liability                          888,660             345,478
Other liabilities                               112,542             112,988
Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and
   unissued 4,000,000 shares                       -                   -
Common stock, no par value, $0.01
   per share stated value; authorized
   100,000,000 shares, issued and
   outstanding shares:
   1 in 1999 and 51,184,217 in 1998                -                    512
Additional paid-in capital                    4,382,377           1,124,057
Common stock warrants                            57,935              30,819
Accumulated other comprehensive income             -                 25,428
Retained earnings                                (6,239)             22,250
            Total shareholders' equity        4,434,073           1,203,066
            Total liabilities and
              shareholders' equity          $ 7,529,941         $ 3,420,708


                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME for the period from May 5, 1999 through June 30, 1999, the period from April 1, 1999 through May 4, 1999, and the three months ended June 30, 1998
                 (in thousands, except per share amounts)
                           (UNAUDITED)


                                                            Predecessor
                                   May 5, 1999    April 1, 1999   Three Months
                                     through         through          ended
                                  June 30, 1999    May 4, 1999    June 30, 1998

Broadcast revenue                  $ 192,788        $  87,110       $ 207,101
  Less agency commissions             22,709           10,126          23,265

     Net revenue                     170,079           76,984         183,836

Broadcast operating expenses          99,978           52,321         120,747
Depreciation and amortization         51,462           11,928          28,833
Corporate general and
  administrative expenses              2,766            1,744           4,530

     Operating income                 15,873           10,991          29,726

Interest expense                     (19,525)          (9,822)        (25,079)
Gain on sale of assets                  -              46,909            -
Other (expense) income, net           (1,387)              10           6,275

   (Loss) income before income
    taxes                             (5,039)          48,088          10,922
Income tax expense                    (1,200)         (26,500)         (5,900)

   Net (loss) income                  (6,239)          21,588           5,022


   Comprehensive (loss) income     $  (6,239)       $  21,588       $   5,022

Basic net income per
      common share                                    $ 0.42          $ 0.10

Diluted net income per
      common share                                    $ 0.36          $ 0.09

Number of common shares used
  in Basic calculation                                51,345          50,895

Number of common shares used
  in Diluted calculation                              61,962          54,892




             The accompanying notes are an integral
    part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME for the period from May 5, 1999 through June 30, 1999, the period from January 1, 1999 through May 4, 1999, and the six months ended June 30, 1998
                 (in thousands, except per share amounts)
                           (UNAUDITED)


                                                           Predecessor
                                   May 5, 1999   January 1, 1999   Six Months
                                     through         through          ended
                                  June 30, 1999    May 4, 1999    June 30, 1998
Broadcast revenue                  $ 192,788        $ 306,824       $ 366,293
  Less agency commissions             22,709           35,177          40,429

     Net revenue                     170,079          271,647         325,864
Broadcast operating expenses          99,978          192,077         228,100
Depreciation and amortization         51,462           46,951          56,283
Corporate general and
  administrative expenses              2,766            7,373           8,174

     Operating income                 15,873           25,246          33,307
Interest expense                     (19,525)         (39,731)        (49,037)
Gain on sale of assets                  -             130,385            -
Other (expense) income, net           (1,387)            (163)          8,754

   (Loss) income before income
    taxes                             (5,039)         115,737          (6,976)
Income tax (expense) benefit          (1,200)         (52,300)          5,100

   Net (loss) income                  (6,239)          63,437          (1,876)

Other comprehensive (loss)
  income before tax:

   Reclassification adjustment
     for gains included in net
     income, net of taxes               -             (25,428)           -

   Comprehensive (loss) income     $  (6,239)       $  38,009       $  (1,876)

Basic net income (loss)
      per common share                                $ 1.24          $(0.04)

Diluted net income (loss)
      per common share                                $ 1.07          $(0.04)

Number of common shares used
  in Basic calculation                                51,299           49,696

Number of common shares used
  in Diluted calculation                              61,916           49,696



             The accompanying notes are an integral
    part of the condensed consolidated financial statements.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the period from May 5, 1999 through June 30, 1999, the period from
January 1, 1999 through May 4, 1999, and the six months ended June 30, 1998
                              (in thousands)
                                (UNAUDITED)




                                                                    Predecessor
                                              May 5, 1999   January 1, 1999    Six Months
                                                through         through           Ended
                                             June 30, 1999    May 4, 1999     June 30, 1998

Cash flows from operating activities:

  Net cash (used) provided by operating
    activities                                 $ (2,022)        $ 46,698         $ 14,521
Cash flows from investing activities:
  Deposits on broadcast properties and other    (13,361)          (7,656)          (4,730)
  Capital expenditures                           (1,552)         (12,540)         (13,160)
  Cash paid for acquisitions                       -            (127,311)         (68,578)
  Proceeds from sale of investments                -              87,605             -
  Proceeds from sale of broadcast properties       -               5,017             -

  Net cash used by investing activities         (14,913)         (54,885)         (86,468)

Cash flows from financing activities:
  Issuance of long-term debt                       -             180,000          149,539
  Issuance of LYONs                                -                -             166,950
  Common stock proceeds, net of issuance costs     -              19,232          247,412
  Repayment of long-term debt                  (872,136)        (115,000)        (197,500)
  Payment of finance costs                         -                -              (8,336)
  Advances to Clear Channel                     (35,000)            -                -
  Advances from Clear Channel                   847,480             -                -

  Net cash (used) provided by financing
    activities                                  (59,656)          84,232          358,065

Net (decrease) increase in cash and
  cash equivalents                              (76,591)          76,045          286,118
Cash and cash equivalents at
  beginning of period                            96,096           20,051           28,724

Cash and cash equivalents at end of period     $ 19,505         $ 96,096         $314,842


Supplemental schedule of non-cash investing and financing activities:

      Liabilities assumed in acquisitions      $   -            $   -            $  2,687
     Fair value of assets exchanged,
        net of cash                                -              20,000           70,000









               The accompanying notes are an integral part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





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

2.   CLEAR CHANNEL MERGER

     On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger" or the "Clear Channel Merger"). The Company and Clear Channel consummated the Merger at the close of business May 4, 1999. Pursuant to terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of Clear Channel common stock. Upon conclusion of the Merger, Clear Channel became the sole shareholder of the Company, owning one outstanding share of Jacor common stock.

     Clear Channel accounted for its acquisition of the Company as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to May 4, 1999. The consolidated financial statements of the Company for the periods ended before May 5, 1999, were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The comparability of operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of 25 years.

     The process of determining the fair value of assets and liabilities at the Merger date is continuing, and the final result awaits resolution of income tax and other contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of the Company as of May 5, 1999 as a result of applying push down accounting:
                                                      Adjustments
                                                    (in thousands)

          Current assets                             $  (50,000)
          Goodwill and other intangible assets        4,023,799
                Total assets                         $3,973,799

          Current liabilities                        $   35,000
          Long-term debt                               (603,837)
          Other liabilities                           1,366,932
          Shareholders' equity                        3,175,704
                Total liabilities and equity         $3,973,799

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






2.   CLEAR CHANNEL MERGER, Continued

     Upon consummation of the Merger, a change in control event occurred with respect to covenants in the Company's credit facility, liquid yield option notes and each outstanding issue of the senior subordinated notes. Such change in control gave the credit facility lenders the right to require repayment of amounts borrowed under the facility, and required the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date. Approximately $22.1 million of senior subordinated notes were tendered in connection with the repayment offer.

     As a result of the Merger, all options and stock appreciation rights for Jacor common stock not vested at the effective time of the Merger became fully vested and exercisable one day before the effective time of the Merger. Clear Channel assumed all of these options and stock appreciation rights on the same terms and conditions as were applicable prior to the effective time of the Merger. The holders may exercise such options and stock appreciation rights for or with respect to shares of Clear Channel common stock at an exercise price adjusted to reflect the exchange ratio of the Merger.

     In August 1998, the Company entered into an advisory agreement with Equity Group Investments, Inc. ("EGI"), an affiliate of the Company's largest shareholder, the Zell/Chilmark Fund L.P., whereby the Company agreed to pay EGI a fee equal to .75% of the equity value of the Company, as defined in the advisory agreement, on any change in control event. As a result of the Merger, EGI received a fee of approximately $38.2 million.


3.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions and Dispositions

     First Quarter Transactions

     In the first three months of 1999, the Company acquired the stock of one and the assets of 25 radio stations and one low-powered television station in four of the Company's existing broadcast areas and ten new broadcast areas for a purchase price of approximately $110.8 million in cash, of which approximately $10.2 million was placed in escrow in 1998 and 1997.

     April Transactions

     The Company acquired WCOH-AM in Newnan, Georgia, WXMY-AM and WZLG-FM in Hogansville, Georgia, and WMKJ-FM in Peachtree City, Georgia from MetroSouth Communications, City of Homes Radio, LLC and Radio LaGrange, LLC for $4.4 million in cash, of which $0.2 million was placed in escrow in 1998.

     The Company sold WEAE-AM in Pittsburgh, Pennsylvania for
     $5.0 million in cash.

     The Company exchanged WLRS-FM, WDJX-FM and WFIA-AM in Louisville, Kentucky for an aggregate purchase price of $24.0 million, all of which has been placed in escrow with a qualified intermediary in anticipation of subsequent radio station acquisitions which would result in the exchange being treated as a tax-deferred like-kind exchange.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







3.   ACQUISITIONS AND DISPOSITIONS, Continued

     May Transactions

     The Company exchanged WSFR-FM in Louisville, Kentucky for
     WBBS-FM in Syracuse, New York. The exchange was valued at $20.0 million and is being treated as a tax-deferred like-kind exchange.

     The Company exchanged WVEZ-FM in Louisville, Kentucky and WDUV-FM in Tampa, Florida. These exchanges were valued at an aggregate purchase price of $59.0 million, all of which has been placed in escrow with a qualified intermediary in anticipation of subsequent radio station acquisitions which would result in the exchange being treated as a tax-deferred like-kind exchange.

     June Transactions

     The Company acquired WBZY-AM in New Castle, Pennsylvania from WBZY Radio Sam, Robert L. McCracken and Samuel M.
     Shirey for approximately $0.8 million in cash.

     The Company acquired WMBL-AM in Morehead City, North
     Carolina from Ashley L. Mosley for approximately $0.2 million in cash.

     Pro Forma Results of Operations

     The Company's 1999 completed acquisitions both individually and in the aggregate are immaterial to the Company's results of operations. Assuming the Company's significant acquisitions in 1998 were completed as of January 1, 1998, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

                                                  Pro forma (Unaudited)
                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                              1998                  1998

     Net revenue                          $ 203,996             $ 368,380
     Income (loss) before
       extraordinary items                $   4,460             $  (3,230)
     Diluted income (loss) per common
       share before extraordinary items   $    0.08             $   (0.06)

     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.


     Pending Radio Station Acquisitions

     The Company has entered into agreements to purchase the stock of one and the FCC licenses and substantially all of the broadcast assets of 11 radio stations in four of the Company's existing broadcast areas and two new broadcast areas for approximately $18.8 million in cash, of which approximately $2.7 million has been placed in escrow.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4.   SUBSIDIARY GUARANTORS

     The Company's 10 1/8% senior subordinated notes, 9 3/4% senior subordinated notes, 8 3/4% senior subordinated notes, and 8% senior subordinated notes (the "Notes") are obligations of Jacor Communications Company ("JCC") and are jointly and severally, fully and unconditionally guaranteed on a senior subordinated basis by Jacor and by all of the Company's subsidiaries (the "Subsidiary Guarantors"). JCC is a wholly-owned subsidiary of Jacor and the Subsidiary Guarantors are wholly-owned subsidiaries of JCC. Separate financial statements of JCC and each of the Subsidiary Guarantors are not presented because Jacor believes that such information would not be material to investors. The direct and indirect non-guarantor subsidiaries of Jacor are inconsequential, both individually and in the aggregate. Additionally, there are no current restrictions on the ability of the Subsidiary Guarantors to make distributions to JCC, except to the extent provided by law generally. The terms of the indentures governing the Notes do restrict the ability of JCC and of the Subsidiary Guarantors to make distributions to the Registrant.

     Summarized financial information with respect to Jacor, JCC and with respect to the Subsidiary Guarantors on a combined basis as of June 30, 1999 and for the period from May 5, 1999 through June 30, 1999, the period from January 1, 1999 through May 4, 1999, and the six months ended June 30, 1998 is as follows:

                                                JACOR
                                                        Predecessor
                            May 5, 1999      January 1, 1999     Six Months
                               through            through          Ended
                            June 30, 1999       May 4, 1999     June 30, 1998
Operating Statement
Data (in thousands):

Net revenue                       -                   -                -
Equity in earnings
  of subsidiaries           $     (556)         $     (955)     $      445
Operating loss                  (3,869)            (10,928)         (8,276)
(Loss) income before
  extraordinary items           (6,239)             63,437          (1,876)
Net (loss) income               (6,239)             63,437          (1,876)

Balance Sheet Data
(in thousands):

Current assets              $    2,337
Non-current assets           5,829,305
Current liabilities            837,277
Non-current
  liabilities                  589,442
Shareholders' equity         4,404,923

Statement of Cash
Flow Data (in thousands):

Operating activities        $   (3,242)         $   (7,711)     $   (8,314)
Investing activities              (200)             92,222            (490)
Financing activities             3,442             (84,511)        170,685
Net change in cash and
  cash equivalents                -                   -            161,881
Cash and cash equivalents
  at beginning of period          -                   -               (613)
Cash and cash equivalents
  at end of period                -                   -            161,268

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







4.   SUBSIDIARY GUARANTORS, Continued



                                                   JCC
                                                        Predecessor
                            May 5, 1999      January 1, 1999     Six Months
                               through            through          Ended
                            June 30, 1999       May 4, 1999     June 30, 1998
Operating Statement
Data (in thousands):

Net revenue                       -                   -                -
Equity in earnings
  of subsidiaries           $     (439)         $   (2,031)      $   (1,909)
Operating loss                    (439)             (2,031)          (1,909)
(Loss) income before
  extraordinary items             (556)               (955)             445
Net (loss) income                 (556)               (955)             445

Balance Sheet Data
(in thousands):

Current assets              $   24,412
Non-current assets           6,368,288
Current liabilities             14,530
Non-current
  liabilities                1,973,247
Shareholders' equity         4,404,923

Statement of Cash
Flow Data (in thousands):

Operating activities        $      260          $      821       $    8,654
Investing activities           (13,361)           (134,967)         (73,308)
Financing activities           (63,490)            210,190          188,891
Net change in cash and
  cash equivalents             (76,591)             76,045          124,237
Cash and cash equivalents
  at beginning of period        96,096              20,051           29,337
Cash and cash equivalents
  at end of period              19,505              96,096          153,574

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







4.   SUBSIDIARY GUARANTORS, Continued



                                     COMBINED SUBSIDIARY GUARANTORS
                                                    Predecessor

                            May 5, 1999      January 1, 1999     Six Months
                               through            through          Ended
                            June 30, 1999       May 4, 1999     June 30, 1998
Operating Statement
Data (in thousands):

Net revenue                 $  170,079          $  271,647       $  325,864
Equity in earnings
  of subsidiaries                 -                   -                -
Operating income                19,186              35,220           42,028
Loss before
  extraordinary items             (439)             (2,031)          (1,909)
Net loss                          (439)             (2,031)          (1,909)

Balance Sheet Data
(in thousands):

Current assets              $  237,739
Non-current assets           7,335,649
Current liabilities            252,210
Non-current
  liabilities                2,916,255
Shareholders' equity         4,404,923

Statement of Cash
Flow Data (in thousands):

Operating activities        $      959          $   53,588       $   14,182
Investing activities            (1,352)            (12,140)         (12,670)
Financing activities               393             (41,448)          (1,512)
Net change in cash and
  cash equivalents                -                   -                -
Cash and cash equivalents
  at beginning of period          -                   -                -
Cash and cash equivalents
  at end of period                -                   -                -

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







5.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the period from April 1, 1999 through May
     4, 1999, the period from January 1, 1999 through May 4,
     1999, and the three months and six months ended June 30, 1998 (in thousands except per share amounts):

                                             April 1,    Three    January 1,    Six
                                               1999      Months     1999       Months
                                             through     Ended     through     Ended
                                           May 4, 1999    1998   May 4, 1999    1998

     Net income (loss) for basic EPS         $21,588    $  5,022    $63,437   $(1,876)
     LYONs interest expense, net of tax          780        -         2,686      -
     Net income (loss) for diluted EPS       $22,368    $  5,022    $66,123   $(1,876)

     Weighted average
       shares - basic                         51,345      50,895     51,299    49,696

     Effect of dilutive securities:
       Stock options                           1,661       1,256      1,661      -
       Warrants                                2,817       2,363      2,817      -
       LYONs                                   6,097        -         6,097      -
       Other                                      42         378         42      -

     Weighted average
       shares - diluted                       61,962      54,892     61,916    49,696

     Net income (loss) per common share:
       Basic                                 $   .42     $   .10       1.24   $ (0.04)
       Diluted                               $   .36     $   .09       1.07   $ (0.04)


     Earnings per share is not presented subsequent to May 4, 1999. At the date of the Merger all of the outstanding stock of the Company was converted into Clear Channel common stock rendering the calculation not meaningful.

     Prior to the Merger, the Company's 1996 Liquid Yield Option Notes and 1998 Liquid Yield Option Notes (collectively, the "LYONs") could be converted into approximately 6.1 million shares of common stock at the option of the holder.
     Assuming conversion of the LYONs for the three and six months ended June 30, 1998 would result in a decrease in the diluted net loss per share amount, therefore the LYONs are not included in the computation of diluted EPS. Due to the Merger, the LYONs are now convertible into shares of Clear Channel common stock at the Merger conversion ratio.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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

     Financial information for the Company's business segment is as follows (in thousands):


Period from May 5, 1999           Radio     Other   Corporate  Eliminations  Consolidated
through June 30, 1999
Net broadcast revenue         $  141,011  $ 30,536       -      $ (1,468)    $  170,079
Broadcast operating expenses      76,136    25,301       -        (1,459)        99,978
Broadcast cash flow               64,875     5,235       -            (9)        70,101
Corporate expenses                  -         -    $    2,766       -             2,766
Depreciation                       3,548       606        186       -             4,340
Amortization                      45,852       744        532         (6)        47,122
Operating income (loss)           15,475     3,885     (3,484)        (3)        15,873

Capital expenditures                 683       844         25       -             1,552
Radio station and other
  acquisitions                    13,361      -          -          -            13,361
Total assets                   7,048,147   259,786    246,635    (24,627)     7,529,941

Period from April 1, 1999 through
May 4, 1999 (Predecessor)

Net broadcast revenue         $   82,972  $  3,160   $ (8,414)  $   (734)    $   76,984
Broadcast operating expenses      55,078     2,952     (4,812)      (897)        52,321
Broadcast cash flow               27,894       208     (3,602)       163         24,663
Corporate expenses                  -         -         1,744       -             1,744
Depreciation                       2,758        75        (83)      -             2,750
Amortization                       9,413        91       (325)        (1)         9,178
Operating income (loss)           15,723        42     (4,938)       164         10,991

Capital expenditures               4,074       725         28       -             4,827
Radio station and other
  acquisitions                    12,683      -          -          -            12,683
Total assets                   3,015,497   257,738    352,676    (24,627)     3,601,284

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







6.   SEGMENT INFORMATION, Continued


Quarter ended June 30, 1998       Radio     Other   Corporate  Eliminations  Consolidated
(Predecessor)
Net broadcast revenue         $  168,417  $ 16,472       -      $ (1,053)    $  183,836
Broadcast operating expenses     108,823    12,977       -        (1,053)       120,747
Broadcast cash flow               59,594     3,495       -          -            63,089
Corporate expenses                  -         -      $  4,530       -             4,530
Depreciation                       5,138       847        276       -             6,261
Amortization                      20,511       992      1,069       -            22,572
Operating income (loss)           33,945     1,656     (5,875)      -            29,726

Capital expenditures               7,202       442        721       -             8,365
Radio station and other
  acquisitions                    15,040      -          -          -            15,040
Total assets                   2,289,640   238,599    446,177     (3,354)     2,971,062

Period from January 1, 1999 through
May 4, 1999 (Predecessor)

Net broadcast revenue         $  265,773  $ 17,450   $ (8,414)  $ (3,162)    $  271,647
Broadcast operating expenses     184,809    15,600     (5,062)    (3,270)       192,077
Broadcast cash flow               80,964     1,850     (3,352)       108         79,570
Corporate expenses                  -         -         7,373       -             7,373
Depreciation                       9,104       990        100       -            10,194
Amortization                      35,489     1,255         17         (4)        36,757
Operating income (loss)           36,371      (395)   (10,842)       112         25,246

Capital expenditures              10,698       965        877       -            12,540
Radio station and other
  acquisitions                   134,967      -          -          -           134,967
Total assets                   3,015,497   257,738    352,676    (24,627)     3,601,284

Six Months ended
June 30, 1998 (Predecessor)

Net broadcast revenue         $  296,163  $ 31,807       -      $ (2,106)    $  325,864
Broadcast operating expenses     205,240    24,966       -        (2,106)       228,100
Broadcast cash flow               90,923     6,841       -          -            97,764
Corporate expenses                  -         -      $  8,174       -             8,174
Depreciation                       9,748     1,685        564       -            11,997
Amortization                      40,905     1,983      1,398       -            44,286
Operating income (loss)           40,270     3,173    (10,136)      -            33,307

Capital expenditures               9,784     1,381      1,995       -            13,160
Radio station and other
  acquisitions                    73,308      -          -          -            73,308
Total assets                   2,289,640   238,599    446,177     (3,354)     2,971,062

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS









7.   LONG-TERM DEBT

     Credit Facility

     At the date of the Merger, the Company's credit facility, consisting of $450.0 million of outstanding debt under a revolving credit facility and $400.0 million of outstanding debt under a term loan, along with accrued interest, was paid in full by Clear Channel.

     Senior Subordinated Notes

     Due to the change in control, provisions in the Company's 10 1/8% senior subordinated notes, 9 _% senior subordinated notes, 8 _% senior subordinated notes and 8% senior subordinated notes (the "Notes") required the Company to offer repayment of the Notes at 101% of the principal amount. As of June 30, 1999, approximately $22.1 million in Notes were tendered for repayment and were paid by Clear Channel.


8.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)






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

LIQUIDITY AND CAPITAL RESOURCES

CLEAR CHANNEL MERGER

On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel") for a tax-free, stock for stock transaction (the "Merger" or the "Clear Channel Merger"). The Company and Clear Channel consummated the Merger at the close of business May 4, 1999. Pursuant to terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of Clear Channel common stock. Upon conclusion of the Merger, Clear Channel became the sole shareholder of the Company, owning one outstanding share of Jacor common stock.

Upon consummation of the Merger, a change in control event occurred with respect to the Company's credit facility, liquid yield option notes and the senior subordinated notes. Such change in control gave the credit facility lenders the right to require repayment of amounts borrowed under the facility, and required the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date.

As a result of the Merger, all options and stock appreciation rights for Jacor common stock not vested at the effective time of the Merger became fully vested and exercisable one day before the effective time of the Merger. Clear Channel assumed all of these options and stock appreciation rights on the same terms and conditions as were applicable prior to the effective time of the Merger. The holders may exercise such options and stock appreciation rights for or with respect to shares of Clear Channel common stock at an exercise price adjusted to reflect the exchange ratio of the Merger.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)






LIQUIDITY AND CAPITAL RESOURCES, Continued

Additionally, the Merger resulted in each holder of the Company's common stock warrants becoming entitled to exercise such warrants for shares of Clear Channel common stock instead of Jacor common stock. Upon the exercise of such warrants after the Merger, the holders of such warrants will receive that number of shares of Clear Channel common stock that the holder would have received if he or she had exercised such warrants for shares of Jacor common stock immediately prior to the effective time of the Merger, as adjusted to reflect the exchange ratio of the Merger.

Financing Activities

Cash provided by financing activities for the first six months of 1999 was $24.6 million compared to $358.1 million provided by financing activities for the first six months of 1998. The decrease is due to the issuance of the 8% Senior Subordinated Notes, 1998 LYONs and equity offering that occurred during the first six months in 1998. Additionally, during the first six months of 1999 the outstanding debt under the Company's credit facility and $22.1 million of the Company's senior subordinated notes were paid by Clear Channel and replaced with an intercompany payable.

Investing Activities

Cash flows used for investing activities were $69.8 million for the first six months of 1999 as compared to $86.5 million for the first six months of 1998. The variations from year to year are primarily related to station acquisition activity, as described below.

Completed Acquisitions

During the first six months of 1999, the Company acquired the stock of one and the assets of 31 radio stations and one low-powered television station in four of the Company's existing broadcast areas and 15 new broadcast areas for cash consideration of approximately $116.3 million, of which approximately $10.4 million was placed in escrow in 1997 and 1998. These acquisitions were funded primarily through borrowings under the Company's credit facility, which was paid in full by Clear Channel at the date of the Merger.

Pending Radio Station Acquisitions and Dispositions

The Company has entered into agreements to purchase the stock of one and the FCC licenses and substantially all of the broadcast assets of 11 radio stations in four of the Company's existing broadcast areas and two new broadcast areas for approximately $18.8 million in cash, of which approximately $2.7 million has been placed in escrow. The Company expects all financing of its pending acquisitions will be provided by cash flows from operating activities.

Capital Expenditures

The Company had capital expenditures of $14.1 million and $13.2 million for the six months ended June 30, 1999 and 1998, respectively. The Company's capital expenditures consist primarily of broadcasting equipment, tower upgrades, and purchases related to the Company's plan to replace and upgrade business, programming, and connectivity technology.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)







LIQUIDITY AND CAPITAL RESOURCES, Continued

Operating Activities

For the six months ended June 30, 1999, cash flow provided by operating activities was $44.7 million, as compared to $14.5 million for the six months ended June 30, 1998. The change is primarily due to an increase in operating income related to acquisitions.


RESULTS OF OPERATIONS

The Company operates in one reportable segment - Radio. At June 30, 1999, the radio segment includes 240 radio stations in 71 broadcast areas and Premiere Radio Networks, Inc. ("Premiere"), a radio syndication business. Substantially all revenues of each broadcast area and Premiere is generated from the sale of commercial broadcast inventory. Aggregated segments included in the caption "other" includes one television station and various broadcast related businesses that provide services such as market research, satellite connectivity and traffic reporting.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)








RESULTS OF OPERATIONS, Continued


Financial information for the Company's segments is as follows
(in thousands):


                                                 Favorable
                                               (Unfavorable)
For the quarter ended June 30,          1999       Change       1998

Net revenues:
 Radio                              $  223,983     33.0%  $   168,417
 Other                                  23,080     49.7%       15,419
 Total net revenues                 $  247,063     34.4%  $   183,836
Broadcast operating expenses:
 Radio                              $  131,214    (20.6%) $   108,823
 Other                                  21,085    (76.8%)      11,924
 Total broadcast operating expenses $  152,299    (26.1%) $   120,747
Broadcast cash flow:
 Radio                              $   92,769     55.7%  $    59,594
 Other                                   1,995    (42.9%)       3,495
 Total broadcast cash flow          $   94,764     50.2%  $    63,089
Depreciation & amortization:
 Radio                              $   61,571   (140.1%) $    25,649
 Other                                   1,509     17.9%        1,839
 Corporate                                 310     77.0%        1,345
 Total depreciation & amortization  $   63,390   (119.9%) $    28,833
Operating income (loss) before
 Corporate general and
 administrative expense:
 Radio                              $   31,198     (8.1%) $    33,945
 Other                                     486    (70.7%)       1,656
 Corporate                                (310)    77.0%       (1,345)
 Subtotal                               31,374     (8.4%)      34,256
Corporate general and administrative
 expense:                               (4,510)     0.4%       (4,530)
Net operating income                $   26,864     (9.6%) $    29,726


Other Consolidated Statements of
Operations Data:
Interest expense                    $  (29,347)   (17.0%) $   (25,079)
Gain on sale of assets              $   46,909       -           -
Income tax expense                  $  (27,700)  (369.5%) $    (5,900)
Net income (loss)                   $   15,349    205.6%  $     5,022

Other Consolidated Financial
Statement Data:
Capital expenditures                $    6,379    (23.7%) $     8,365
Radio station and other
 acquisitions                       $   26,044    (23.6%) $    34,093
Total assets                        $7,529,941    153.4%  $ 2,971,062

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Clear Channel Communications, Inc.)







RESULTS OF OPERATIONS, Continued



                                                 Favorable
                                               (Unfavorable)
For the six months ended June 30,       1999      Change      1998

Net revenues:
 Radio                              $  406,784     37.4%  $  296,163
 Other                                  34,942     17.6%      29,701
 Total net revenues                 $  441,726     35.6%  $  325,864
Broadcast operating expenses:
 Radio                              $  260,777    (27.1%) $  205,240
 Other                                  31,278    (36.8%)     22,860
 Total broadcast operating expenses $  292,055    (28.0%) $  228,100
Broadcast cash flow:
 Radio                              $  146,007     60.6%  $   90,923
 Other                                   3,664    (46.4%)      6,841
 Total broadcast cash flow          $  149,671     53.1%  $   97,764
Depreciation & amortization:
 Radio                              $   93,993    (85.6%) $   50,653
 Other                                   3,585      2.3%       3,668
 Corporate                                 835    (57.4%)      1,962
 Total depreciation & amortization  $   98,413    (74.9%) $   56,283
Operating income (loss) before
 Corporate general and
 administrative expense:
 Radio                              $   52,014     29.2%  $   40,270
 Other                                      79    (97.5%)      3,173
 Corporate                                (835)    57.4%      (1,962)
 Subtotal                               51,258     23.6%      41,481
Corporate general and administrative
 expense:                              (10,139)   (24.0%)     (8,174)
Net operating income                $   41,119     23.5%  $   33,307


Other Consolidated Statements of
Operations Data:
Interest expense                    $  (59,256)   (20.8%) $  (49,037)
Gain on sale of assets              $  130,385       -          -
Income tax (expense) benefit        $  (53,500) (1149.0%) $    5,100
Net income (loss)                   $   57,198   3148.9%  $   (1,876)

Other Consolidated Financial
Statement Data:
Capital expenditures                $   14,092      7.1%  $   13,160
Radio station and other
 acquisitions                       $  148,328    116.3%  $   68,578
Total assets                        $7,529,941    153.4%  $2,971,062

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)








RESULTS OF OPERATIONS, Continued

Discussion of Radio Segment Financial Statement Changes for the Quarters ended June 30, 1999 and 1998

The increase in net revenue from 1998 to 1999 is due primarily to revenue generated at those properties owned or operated during 1999, but not during the comparable 1998 period. On a "same station" basis - reflecting results from stations operated since January 1, 1998 - broadcast revenue increased $20.4 million or 11.9%, from $170.6 million in 1998 to $191.0 million in 1999. The increase is due in part to favorable ratings and a strong advertising environment.

The increase in radio broadcast operating expenses from 1998 to 1999 is due primarily to expenses incurred at those properties owned or operated during 1999 but not during the comparable 1998 period. "Same station" broadcast expenses increased by $5.8 million or 5.1% from $112.6 million in 1998 to $118.4 million in 1999. The increases between years was the result of increased payroll, programming and selling costs.

Depreciation and amortization expense increased from 1998 to 1999 primarily due to the increase in intangible assets associated with the Clear Channel Merger, and also due to acquisitions made during 1998 and the first six months of 1999.

Operating income decreased from 1998 to 1999 as a result of the increase in amortization expense associated with the Clear Channel Merger.

Discussion of Other Statement of Operations Data

Interest expense increased from 1998 to 1999 due to increases in outstanding debt incurred in connection with the Company's acquisitions.

The gain on sale of assets in 1999 resulted from the disposal of radio stations in Tampa, Florida and Louisville, Kentucky.

Income tax expense for the second quarter of 1999 increased compared to the second quarter of 1998 due primarily to the gains from the sale of radio stations.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)








RESULTS OF OPERATIONS, Continued

Discussion of Radio Segment Financial Statement Changes for the Six Months ended June 30, 1999 and 1998

The increase in net revenue from 1998 to 1999 is due primarily to revenue generated at those properties owned or operated during 1999, but not during the comparable 1998 period. On a "same station" basis - reflecting results from stations operated since January 1, 1998 - broadcast revenue increased $35.4 million or 11.6%, from $306.5 million in 1998 to $341.9 million in 1999. The increase is due in part to favorable ratings and a strong advertising environment.

The increase in radio broadcast operating expenses from 1998 to 1999 is due primarily to expenses incurred at those properties owned or operated during 1999 but not during the comparable 1998 period. "Same station" broadcast expenses increased by $10.9 million or 5.1% from $215.5 million in 1998 to $226.4 million in 1999. The increases between years was the result of increased payroll, programming and selling costs.

Depreciation and amortization expense increased from 1998 to 1999 primarily due to the increase in intangible assets associated with the Clear Channel Merger, and also due to acquisitions made during 1998 and the first six months of 1999.

Operating income increased from 1998 to 1999 as a result of the acquisitions made throughout 1998 and 1999, and to a lesser extent, increases in "same station" operating performance.

Discussion of Other Statement of Operations Data

Interest expense increased from 1998 to 1999 due to increases in outstanding debt incurred in connection with the Company's acquisitions.

The gain on sale of assets in 1999 resulted from the sale of an investment in a marketable equity security and the recognition of gains on the disposal of radio stations in Tampa, Florida and Louisville, Kentucky.

Income tax expense for the first six months of 1999 increased compared to an income tax benefit for the first six months of 1998. The increase is primarily related to the gain on the sale of assets in 1999.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)







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

The Y2K issue involves the identification and assessment of the existing problem, plan of remediation, as well as a testing and implementation plan. To date, the Company has substantially completed the identification and assessment process, with the following significant financial and operational components identified as being affected by the Y2K issue:

   Computer hardware running critical financial accounting and information system software that is not capable of recognizing a four-digit code for the applicable year.

   Advertising inventory management software responsible for managing, scheduling and billing customer's broadcasting and outdoor advertising purchases.

   Broadcasting studio equipment and software necessary to deliver radio and television programming.

   Significant non-technical systems and equipment that may contain microcontrollers which are not Y2K compliant.

The Company has instituted the following remediation plan to address the Y2K issues:

A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Y2K compatible computers has been instituted. As of June 30, 1999 approximately 80% of all essential computers related to broadcast or studio equipment are Y2K compatible. Substantially all of the essential financial based computers are Y2K compliant. The Company anticipates this replacement plan to be complete by the end of October 1999.

Software upgrades or replacement with advertising inventory management software which is Y2K compliant have been planned, are in process, or have been completed as of June 30, 1999. The Company has received assurances from its software vendors, with a few minor exceptions, that supply its advertising inventory management software that their software is Y2K compliant. For these non-compliant vendors, the Company will install inventory management software from a compliant vendor by the end of the third quarter of 1999. Substantially all of the broadcasting properties have Y2K compliant advertising inventory management software as of June 30, 1999.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)







RESULTS OF OPERATIONS, Continued

The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be 80% compliant as of June 30, 1999 and is anticipated to be 100% compliant by the end of October 1999.

Financial accounting software has been replaced and is Y2K compliant.

The Company believes its remediation plan will provide reasonable assurance that material disruptions will not occur due to internal failure, however the possibility of some interruption still exists.

The final phase of the strategic plan, the testing phase, will include the actual testing of the enhanced and upgraded systems and will be completed by the end of the third quarter of 1999. This process includes internal and external user review and confirmation, as well as unit testing and integration testing with other systems interfaces. Certain critical systems have already been successfully tested after remediation, and such remediation can be applied to other systems where needed.

The Company is currently querying other significant vendors that do not share information systems with it (external agents). To date, the Company is not aware of any external agent with a Y2K issue that would materially impact its results of operations, liquidity, or capital resources.
However, the Company has no means of ensuring that external agents will be Y2K ready. The inability of external agents to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable. In addition, disruptions in the economy generally resulting from the Y2K issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated.

The Company has contingency plans for certain critical applications in sites deemed significant to operations. These contingency plans involve, among other actions, manual work around for on-air and financial systems, a store of Y2K compliant computers available for rapid deployment, backup generators at key broadcast and transmitter sites and staffing strategies to affect such contingency plans.

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

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)










RESULTS OF OPERATIONS, Continued

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)

                        PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Number    Description                                            Page


 27       Financial Data Schedule                                 29

__        _________



(b)  Reports on Form 8-K

     The following 8-K was filed during the second quarter of 1999:

     Form 8-K dated May 26, 1999. This Form 8-K was filed to report that the Company is the successor registrant to the former
     Jacor Communications, Inc.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JACOR COMMUNICATIONS, INC.
                         (A wholly owned subsidiary of
                          Clear Channel Communications, Inc.)
                                      (Registrant)





DATED:  August 16, 1999       BY  /s/ Randall T. Mays
                                     Randall T. Mays,
                                 Executive Vice President
                                 and Chief Financial Officer