Form 10-Q
period 1999-09-30
JACOR COMMUNICATIONS INC
filed 1999-11-12
CIK 702808

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1999

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



At November 1, 1999, 1 share of common stock was outstanding.

                  JACOR COMMUNICATIONS, INC.
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)

                             INDEX


                                                               Page
                                                              Number

PART I.  Financial Information

     Item 1. - Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1999 and
            December 31, 1998                                   3

          Condensed Consolidated Statements of
            Operations and Comprehensive Income
            for the three months ended September 30,
            1999 and 1998                                       4

         Condensed Consolidated Statements of
          Operations and Comprehensive Income
          for the period from May 5, 1999 through
          September 30, 1999, the period from
          January 1, 1999 through May 4, 1999 and
          the nine months ended September 30, 1998              5

         Condensed Consolidated Statements of
            Cash Flows for the period from May 5, 1999
            through September 30, 1999, the period from
            January 1, 1999 through May 4, 1999,
            and the nine months ended September 30, 1998        6

          Notes to Condensed Consolidated Financial
            Statements                                          7



     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                      18


PART II. Other Information

     Item 6. - Exhibits and Reports on Form 8-K                28

     Signatures                                                29

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)
                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)
                             (UNAUDITED)


                                                                 Predecessor
                                            September 30,        December 31,
                                                1999                 1998
                     ASSETS
Current assets:
  Cash and cash equivalents                 $    31,545         $    20,051
  Accounts receivable, less allowance
    for doubtful accounts of $10,285
    at September 30, 1999 and $8,303 at
    December 31, 1998                           231,527             201,466
  Prepaid expenses and other                     35,071              32,796
            Total current assets                298,143             254,313
Property and equipment, net                     312,538             281,049
Intangible assets, net                        6,812,282           2,749,348
Other assets                                    106,784             135,998
            Total assets                    $ 7,529,747         $ 3,420,708

                LIABILITIES
Current liabilities:
  Current portion long-term debt                   -            $    35,000
  Accounts payable, accrued expenses
    and other current liabilities           $   254,479             128,400
          Total current liabilities             254,479             163,400

Due to Clear Channel                            707,992                -
Long-term debt                                  539,257           1,289,574
Liquid Yield Option Notes                       493,314             306,202
Deferred tax liability                          813,526             345,478
Other liabilities                               112,189             112,988
Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and
   unissued 4,000,000 shares                       -                  -
Common stock, no par value, $0.01
   per share stated value; authorized
   100,000,000 shares, issued and
   outstanding shares:
   1 in 1999 and 51,184,217 in 1998                -                   512
Additional paid-in capital                    4,382,377          1,124,057
Common stock warrants                           253,428             30,819
Accumulated other comprehensive income             -                25,428
Retained earnings                               (26,815)            22,250

            Total shareholders' equity        4,608,990          1,203,066

           Total liabilities and
              shareholders' equity          $ 7,529,747         $3,420,708


                   The accompanying notes are an integral
          part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
      for the three months ended September 30, 1999 and 1998
              (in thousands, except per share amounts)
                           (UNAUDITED)


                                                                 Predecessor
                                     Three Months               Three Months
                                         ended                     ended
                                    Sept. 30, 1999             Sept. 30, 1998

Broadcast revenue                     $ 303,118                   $ 230,951
  Less agency commissions                34,473                      26,443

     Net revenue                        268,645                     204,508
Broadcast operating expenses            162,464                     128,777
Depreciation and amortization            90,188                      31,161
Corporate general and
  administrative expenses                 4,045                       4,878

     Operating income                    11,948                      39,692

Interest expense                        (22,521)                    (27,526)
Gain on sale of assets                     -                         10,896
Other (expense) income, net              (1,103)                      1,677

   (Loss) income before income
    taxes                               (11,676)                     24,739
Income tax expense                       (8,900)                    (24,300)

   Net (loss) income                    (20,576)                        439
Other comprehensive income,
  net of tax:
Unrealized gains on securities             -                         21,052
Income tax expense related to
  items of other comprehensive
  income                                   -                         (8,421)
Other comprehensive income,
  net of tax                               -                         12,631

Comprehensive (loss) income           $ (20,576)                  $  13,070

Basic net income per
      common share                                                  $  0.01
Diluted net income per
      common share                                                  $  0.01
Number of common shares used
  in Basic calculation                                               50,999
Number of common shares used
  in Diluted calculation                                             55,287




             The accompanying notes are an integral
    part of the condensed consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME for the period from May 5, 1999 through September 30, 1999, the period from
   January 1, 1999 through May 4, 1999, and the nine months ended
                         September 30, 1998
              (in thousands, except per share amounts)
                           (UNAUDITED)

                                                          Predecessor
                                  May 5, 1999   January 1, 1999    Nine Months
                                    through         through           ended
                                Sept. 30, 1999    May 4, 1999    Sept. 30, 1998

Broadcast revenue                  $ 495,906        $ 306,824       $ 597,244
  Less agency commissions             57,182           35,177          66,872
     Net revenue                     438,724          271,647         530,372
Broadcast operating expenses         262,442          192,077         356,877
Depreciation and amortization        141,650           46,951          87,444
Corporate general and
  administrative expenses              6,811            7,373          13,052

     Operating income                 27,821           25,246          72,999
Interest expense                     (42,046)         (39,731)        (76,563)
Gain on sale of assets                  -             130,385          10,896
Other (expense) income, net           (2,490)            (163)         10,431
   (Loss) income before income
    taxes                            (16,715)         115,737          17,763
Income tax expense                   (10,100)         (52,300)        (19,200)

   Net (loss) income                 (26,815)          63,437          (1,437)

Other comprehensive income,
  net of tax:
Unrealized gains on securities          -                -             21,052
Income tax expense related to
  items of other comprehensive
  income                                -                -             (8,421)
Reclassification adjustment
     for gains included in net
     income, net of taxes               -             (25,428)           -

Other comprehensive income,
  net of tax                            -             (25,428)         12,631

Comprehensive (loss) income        $ (26,815)       $  38,009       $  11,194

Basic net income (loss)
      per common share                                $ 1.24         $(0.03)
Diluted net income (loss)
      per common share                                $ 1.07         $(0.03)
Number of common shares used
  in Basic calculation                                51,299         50,133
Number of common shares used
  in Diluted calculation                              61,916         50,133




             The accompanying notes are an integral
    part of the condensed consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the period from May 5, 1999 through September 30, 1999, the period from
 January 1, 1999 through May 4, 1999, and the nine months ended September
                                 30, 1998
                              (in thousands)
                                (UNAUDITED)



                                                                   Predecessor
                                             May 5,1999    January 1, 1999   Nine Months
                                               through         through         Ended
                                           Sept. 30, 1999    May 4, 1999   Sept. 30, 1998
Cash flows from operating activities:

  Net cash provided by operating
    activities                                 $ 73,227         $ 46,698   $  64,601
Cash flows from investing activities:
  Deposits on broadcast properties and other    (68,393)          (7,656)    (11,209)
  Capital expenditures                           (8,046)         (12,540)    (23,354)
  Cash paid for acquisitions                       -            (127,311)   (671,442)
  Proceeds from sale of investments                -              87,605        -
  Proceeds from sale of broadcast properties       -               5,017      10,400
  Advances and other                               -                -         (4,500)

  Net cash used by investing activities         (76,439)         (54,885)   (700,105)

Cash flows from financing activities:
  Issuance of long-term debt                       -             180,000     439,539
  Issuance of LYONs                                -                -        166,950
  Common stock proceeds, net of issuance costs     -              19,232     248,371
  Repayment of long-term debt                  (872,136)        (115,000)   (197,500)
  Payment of finance costs                         -                -         (8,496)
  Advances to Clear Channel                     (92,500)            -           -
  Advances from Clear Channel                   903,297             -           -

  Net cash (used) provided by financing
    activities                                  (61,339)          84,232     648,864

Net (decrease) increase in cash and
  cash equivalents                              (64,551)          76,045      13,360
Cash and cash equivalents at
  beginning of period                            96,096           20,051      28,724

Cash and cash equivalents at end of period     $ 31,545         $ 96,096   $  42,084


Supplemental schedule of non-cash investing and financing activities:

      Liabilities assumed in acquisitions      $   -            $   -      $   2,687
     Fair value of assets exchanged,
        net of cash                              38,500           20,000     265,150








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

     The process of determining the fair value of assets and liabilities at the Merger date is continuing, and the final result awaits resolution of income tax and other contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of the Company as a result of applying push down accounting:
                                                      Adjustments
                                                    (in thousands)

          Current assets                             $  (50,000)
          Goodwill and other intangible assets        4,143,173
                Total assets                         $4,093,173

          Current liabilities                        $   35,000
          Long-term debt                               (603,837)
          Other liabilities                           1,290,812
          Shareholders' equity                        3,371,198
                Total liabilities and equity         $4,093,173

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


3.   ACQUISITIONS AND DISPOSITIONS

     Completed Radio Station Acquisitions and Dispositions

     First Six Months Transactions

     In the first six months of 1999, the Company acquired the stock of one and the assets of 31 radio stations and one low-powered television station in four of the Company's existing broadcast areas and 15 new broadcast areas for a purchase price of approximately $116.3 million in cash, of which approximately $10.4 million was placed in escrow in 1998 and 1997. The Company sold the assets of one radio station for $5.0 million in cash. The Company also exchanged the assets of one radio station, valued at $20.0 million, for a radio station in a different broadcast area, and exchanged five radio stations in two broadcast areas for an aggregate purchase price of $83.0 million, all of which was placed in escrow with a qualified intermediary in anticipation of subsequent radio station acquisitions which would result in the exchanges being treated as tax deferred like-kind exchanges.

             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







3.   ACQUISITIONS AND DISPOSITIONS, Continued

     July Transactions

     The Company acquired the broadcast assets of WEBZ-FM in Port St. Joe, Florida from DP Media, Inc. for $0.8 million in cash, all of which was paid from escrows held by a qualified intermediary. This transaction was treated as a tax-deferred like-kind exchange.

     September Transactions

     The Company acquired KMUS-FM in Cheyenne, Wyoming from KMUS,
     Inc. for $1.2 million in cash, of which approximately $0.1 million was placed in escrow in 1998.

     The Company acquired KFLY-FM and KEJO-AM in Corvallis, Oregon from Madgekal Broadcasting for approximately $2.3 million in cash, all of which was paid from escrows held by a qualified intermediary. This transaction was treated as a tax-deferred like-kind exchange.

     The Company acquired KASI-AM and KCCQ-FM in Ames, Iowa from Ames Broadcasting Company and Betty Baudler for $4.0 million in cash, a portion of which was paid from escrows held by a qualified intermediary and treated as a tax-deferred like-kind exchange.

     The Company acquired WYJS-FM in Jackson, Mississippi for approximately $3.4 million in cash, a portion of which was paid from escrows held by a qualified intermediary and treated as a tax-deferred like-kind exchange.

     The Company acquired KPEK-FM and KTEG-FM in Albuquerque, New Mexico from Trumper Communications for $28.0 million in cash, a portion of which was paid from escrows held by a qualified intermediary and treated as a tax-deferred like-kind exchange.

     Pro Forma Results of Operations

     The Company's 1999 completed acquisitions both individually and in the aggregate are immaterial to the Company's results of operations. Assuming the Company's significant acquisitions in 1998 were completed as of January 1, 1998, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

                                                  Pro forma (Unaudited)
                                        Three Months Ended     Nine Months Ended
                                           September 30,        September 30,
                                              1998                   1998

     Net revenue                          $ 236,462             $   658,285
     Income (loss) before
       extraordinary items                $     675             $    (4,166)
     Diluted income (loss) per common
       share before extraordinary items   $    0.01             $     (0.08)

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








3.   ACQUISITIONS AND DISPOSITIONS, Continued

     Radio Station Acquisitions Completed Subsequent to September 30,
     1999

     The Company completed the acquisitions of six radio stations in three new broadcast areas and one existing broadcast area for approximately $27.3 million in cash, a portion of which was paid from escrows held by a qualified intermediary and treated as tax-deferred like-kind exchanges.

     Pending Radio Station Acquisitions and Dispositions

     The Company has entered into agreements to purchase the stock of one and the FCC licenses and substantially all of the broadcast assets of 18 radio stations in four of the Company's existing broadcast areas and four new broadcast areas for approximately $32.6 million in cash, of which approximately $2.1 million has been placed in escrow.

     The Company has entered into an agreement to sell the intellectual property of one station and the FCC license and broadcast assets of another station in one broadcast area for approximately $0.1 million in cash and the assumption of certain liabilities.


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







4.   SUBSIDIARY GUARANTORS, Continued


     Summarized financial information with respect to Jacor, JCC and with respect to the Subsidiary Guarantors on a combined basis as of September 30, 1999 and for the period from May 5, 1999 through September 30, 1999, the period from January 1, 1999 through May 4, 1999, and the nine months ended September 30, 1998 is as follows:

                                                JACOR
                                                          Predecessor
                            May 5, 1999      January 1, 1999     Nine Months
                               through            through           Ended
                            Sept. 30, 1999      May 4, 1999     Sept. 30, 1998
Operating Statement
Data (in thousands):

Net revenue                       -                   -                  -
Equity in earnings
  of subsidiaries           $  (16,956)         $     (955)         $   5,498
Operating loss                 (24,530)            (10,928)            (8,101)
(Loss) income before
  extraordinary items          (26,815)             63,437             (1,437)
Net (loss) income              (26,815)             63,437             (1,437)

Balance Sheet Data
(in thousands):

Current assets              $    2,628
Non-current assets           5,907,510
Current liabilities            711,097
Non-current
  liabilities                  590,051
Shareholders' equity         4,608,990

Statement of Cash
Flow Data (in thousands):

Operating activities        $  (23,761)         $   (7,711)         $ (14,829)
Investing activities           (56,519)             92,222             (6,392)
Financing activities            80,280             (84,511)            21,834
Net change in cash and
  cash equivalents                -                   -                   613
Cash and cash equivalents
  at beginning of period          -                   -                  (613)
Cash and cash equivalents
  at end of period                -                   -                  -


             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







4.   SUBSIDIARY GUARANTORS, Continued

                                                   JCC
                                                    Predecessor
                            May 5, 1999      January 1, 1999     Nine Months
                               through            through           Ended
                            Sept. 30, 1999      May 4, 1999     Sept. 30, 1998
Operating Statement
Data (in thousands):

Net revenue                       -                   -                 -
Equity in earnings
  of subsidiaries           $  (10,651)         $   (2,031)         $  2,692
Operating (loss) income        (10,651)             (2,031)            2,692
(Loss) income before
  extraordinary items          (16,956)               (955)            5,498
Net (loss) income              (16,956)               (955)            5,498

Balance Sheet Data
(in thousands):

Current assets              $   35,934
Non-current assets           6,421,737
Current liabilities             24,440
Non-current
  liabilities                1,814,382
Shareholders' equity         4,618,849

Statement of Cash
Flow Data (in thousands):

Operating activities        $     (250)         $      821          $  8,106
Investing activities           (12,074)           (134,967)         (672,251)
Financing activities           (52,227)            210,190           676,892
Net change in cash and
  cash equivalents             (64,551)             76,045            12,747
Cash and cash equivalents
  at beginning of period        96,096              20,051            29,337
Cash and cash equivalents
  at end of period              31,545              96,096            42,084


             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







4.   SUBSIDIARY GUARANTORS, Continued


                                     COMBINED SUBSIDIARY GUARANTORS
                                                    Predecessor


                            May 5, 1999      January 1, 1999     Nine Months
                               through            through           Ended
                            Sept. 30, 1999      May 4, 1999     Sept. 30, 1998
Operating Statement
Data (in thousands):

Net revenue                 $  438,724          $  271,647          $ 530,372
Equity in earnings
  of subsidiaries                 -                   -                  -
Operating income                35,395              35,220             86,598
(Loss) income before
  extraordinary items          (10,651)             (2,031)             2,692
Net (loss) income              (10,651)             (2,031)             2,692

Balance Sheet Data
(in thousands):

Current assets              $  259,581
Non-current assets           7,270,166
Current liabilities            226,934
Non-current
  liabilities                2,693,823
Shareholders' equity         4,608,990

Statement of Cash
Flow Data (in thousands):

Operating activities        $   97,238          $   53,588          $  71,324
Investing activities            (7,846)            (12,140)           (21,462)
Financing activities           (89,392)            (41,448)           (49,862)
Net change in cash and
  cash equivalents                -                   -                  -
Cash and cash equivalents
  at beginning of period          -                   -                  -
Cash and cash equivalents
  at end of period                -                   -                  -



             JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
  (A wholly owned subsidiary of Clear Channel Communications, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







5.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the period from January 1, 1999 through May 4, 1999, and the three months and nine months ended September 30, 1998 (in thousands except per share amounts):

                                                 Three      January 1,   Nine
                                                 Months        1999     Months
                                                 Ended       through     Ended
                                                  1998     May 4, 1999   1998
     Net income (loss) for basic EPS            $    439     $63,437   $(1,437)
     LYONs interest expense, net of tax             -          2,686      -
     Net income (loss) for diluted EPS          $    439     $66,123   $(1,437)

     Weighted average
       shares - basic                             50,999      51,299    50,133

     Effect of dilutive securities:
       Stock options                               1,505       1,661      -
       Warrants                                    2,398       2,817      -
       LYONs                                        -          6,097      -
       Other                                         385          42      -

     Weighted average
       shares - diluted                           55,287      61,916    50,133

     Net income (loss) per common share:
       Basic                                     $  0.01    $   1.24   $ (0.03)
       Diluted                                   $  0.01    $   1.07   $ (0.03)



     Earnings per share is not presented subsequent to May 4, 1999. At the date of the Merger all of the outstanding stock of the Company was converted into Clear Channel common stock rendering the calculation not meaningful.

     Prior to the Merger, the Company's 1996 Liquid Yield Option Notes and 1998 Liquid Yield Option Notes (collectively, the "LYONs") could be converted into approximately 6.1 million shares of common stock at the option of the holder. Assuming conversion of the LYONs for the three and nine months ended September 30, 1998 would result in an increase in per share amounts, therefore the LYONs are not included in the computation of diluted EPS. Due to the Merger, the LYONs are now convertible into shares of Clear Channel common stock at the Merger conversion ratio.

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

     Financial information for the Company's business segment is as follows (in thousands):

                                  Radio     Other   Corporate  Eliminations   Consolidated

Quarter ended September 30, 1999

Net broadcast revenue         $  254,211  $ 17,589       -       $  (3,155)    $  268,645
Broadcast operating expenses     151,389    14,190       -          (3,115)       162,464
Broadcast cash flow              102,822     3,399       -             (40)       106,181
Corporate expenses                  -         -      $  4,045         -             4,045
Depreciation                       7,897       911        270         -             9,078
Amortization                      80,020     1,092       -              (2)        81,110
Operating income (loss)           14,905     1,396     (4,315)         (38)        11,948

Capital expenditures               5,981       440         73         -             6,494
Radio station and other
  acquisitions                      -         -          -            -              -
Total assets                   7,197,437   208,746    148,321      (24,757)     7,529,747

Quarter ended September 30, 1998
(Predecessor)

Net broadcast revenue         $  190,555  $ 15,006       -       $  (1,053)    $  204,508
Broadcast operating expenses     117,114    12,716       -          (1,053)       128,777
Broadcast cash flow               73,441     2,290       -            -            75,731
Corporate expenses                  -         -      $  4,878         -             4,878
Depreciation                       6,880      (344)       280         -             6,816
Amortization                      24,145      (500)       700         -            24,345
Operating income (loss)           42,416     3,134     (5,858)        -            39,692

Capital expenditures               9,318       332        544         -            10,194
Radio station and other
  acquisitions                   609,343      -          -            -           609,343
Total assets                   2,929,160   237,790    159,023        1,695      3,327,668

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







6.   SEGMENT INFORMATION, Continued

                                   Radio     Other   Corporate  Eliminations  Consolidated

Period from January 1, 1999 through
May 4, 1999 (Predecessor)

Net broadcast revenue         $  265,773  $ 17,450   $ (8,414)   $ (3,162)    $  271,647
Broadcast operating expenses     184,809    15,600     (5,062)     (3,270)       192,077
Broadcast cash flow               80,964     1,850     (3,352)        108         79,570
Corporate expenses                  -         -         7,373        -             7,373
Depreciation                       9,104       990        100        -            10,194
Amortization                      35,489     1,255         17          (4)        36,757
Operating income (loss)           36,371      (395)   (10,842)        112         25,246

Capital expenditures              10,698       965        877        -            12,540
Radio station and other
  acquisitions                   134,967      -          -           -           134,967
Total assets                   3,015,497   257,738    352,676     (24,627)     3,601,284

Period from May 5, 1999
through September 30, 1999

Net broadcast revenue         $  395,222  $ 48,125       -       $ (4,623)    $  438,724
Broadcast operating expenses     227,525    39,491       -         (4,574)       262,442
Broadcast cash flow              167,697     8,634       -            (49)       176,282
Corporate expenses                  -         -    $    6,811        -             6,811
Depreciation                      11,445     1,517        456        -            13,418
Amortization                     125,872     1,836        532          (8)       128,232
Operating income (loss)           30,380     5,281     (7,799)        (41)        27,821

Capital expenditures               6,664     1,284         98        -             8,046
Radio station and other
  acquisitions                    13,361      -          -           -            13,361
Total assets                   7,197,437   208,746    148,321     (24,757)     7,529,747

Nine Months ended
September 30, 1998 (Predecessor)

Net broadcast revenue         $  486,718  $ 46,813       -       $ (3,159)    $  530,372
Broadcast operating expenses     322,354    37,682       -         (3,159)       356,877
Broadcast cash flow              164,364     9,131       -           -           173,495
Corporate expenses                  -         -      $ 13,052        -            13,052
Depreciation                      16,628     1,341        844        -            18,813
Amortization                      65,050     1,483      2,098        -            68,631
Operating income (loss)           82,686     6,307    (15,994)       -            72,999

Capital expenditures              19,548     1,267      2,539        -            23,354
Radio station and other
  acquisitions                   682,651      -          -           -           682,651
Total assets                   2,929,160   237,790    159,023       1,695      3,327,668

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

     Senior Subordinated Notes

     Due to the change in control, provisions in the Company's 10 1/8% senior subordinated notes, 9 3/4% senior subordinated notes, 8 3/4% senior subordinated notes and 8% senior subordinated notes (the "Notes") required the Company to offer repayment of the Notes at 101% of the principal amount. Approximately $22.1 million in Notes were tendered for repayment and were paid by Clear Channel.


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

Financing Activities

Cash provided by financing activities for the first nine months of 1999 was $22.9 million compared to $648.9 million provided by financing activities for the first nine months of 1998. The decrease is due to the issuance of the 8% Senior Subordinated Notes and 1998 LYONs and the equity offering that occurred during the first nine months in 1998. Additionally, during the first nine months of 1999 the outstanding debt under the Company's credit facility and $22.1 million of the Company's senior subordinated notes were paid by Clear Channel and replaced with an intercompany payable.

Investing Activities

Cash flows used for investing activities were $131.3 million for the first nine months of 1999 as compared to $700.1 million for the first nine months of 1998. The variations from year to year are primarily related to station acquisition and disposition activity, as described below.

Completed Acquisitions and Dispositions

During the first nine months of 1999,the Company acquired the stock of one and the broadcast assets and FCC licenses of 32 radio stations and one low-powered television station in four of the Company's existing broadcast areas and 15 new broadcast areas for cash consideration of approximately $117.4 million, of which approximately $10.5 million was placed in escrow in 1997 and 1998. These acquisitions were funded primarily through borrowings under the Company's credit facility, which was paid in full by Clear Channel at the date of the Merger. The broadcast assets and FCC licenses of seven radio stations, and the broadcast assets of one additional radio station, valued in total at approximately $38.5 million, in one of the Company's existing broadcast area and four new broadcast areas were purchased in part with proceeds held by a qualified intermediary from the exchange of five stations in two broadcast areas, valued at $83.0 million. The remaining cash held by the qualified intermediary was used to consummate exchanges subsequent to September 30, 1999 or was returned to the Company. The Company also sold the broadcast assets and FCC license of one radio station for $5.0 million in cash.

Recently Completed Radio Station Acquisitions

The Company completed the acquisitions of six radio stations in three new broadcast areas and one existing broadcast area for approximately $27.3 million in cash, a portion of which was paid from escrows held by a qualified intermediary and treated as tax-deferred like-kind exchanges.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)







LIQUIDITY AND CAPITAL RESOURCES, Continued

Pending Radio Station Acquisitions and Dispositions

The Company has entered into agreements to purchase the stock of one and the FCC licenses and substantially all of the broadcast assets of 18 radio stations in four of the Company's existing broadcast areas and four new broadcast areas for approximately $32.6 million in cash, of which approximately $2.1 million has been placed in escrow. The Company expects all financing of its pending acquisitions will be provided by cash flows from operating activities.

The Company has entered into an agreement to sell the intellectual property of one station and the FCC license and broadcast assets of another station in one broadcast area for approximately $0.1 million in cash and the assumption of certain liabilities.

Capital Expenditures

The Company had capital expenditures of $20.6 million and $23.4 million for the nine months ended September 30, 1999 and 1998, respectively. The Company's capital expenditures consist primarily of broadcasting equipment, tower upgrades, and purchases related to the Company's plan to replace and upgrade business, programming, and connectivity technology.

Operating Activities

For the nine months ended September 30, 1999, cash flow provided by operating activities was $120.0 million, as compared to $64.6 million for the nine months ended September 30, 1998. The change is primarily due to an increase in operating income related to acquisitions.


RESULTS OF OPERATIONS

The Company operates in one reportable segment - Radio. At September 30, 1999, the radio segment included 250 radio stations in 75 broadcast areas and Premiere Radio Networks, Inc. ("Premiere"), a radio syndication business. Substantially all revenues of each broadcast area and Premiere is generated from the sale of commercial broadcast inventory. Aggregated segments included in the caption "other" includes one television station and various broadcast related businesses that provide services such as market research, satellite connectivity and traffic reporting.

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

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)








RESULTS OF OPERATIONS, Continued


Financial information for the Company's segments is as follows (in thousands):


                                                Favorable
                                               (Unfavorable)
For the quarter ended September 30,     1999      Change      1998

Net revenues:
 Radio                              $  254,211     33.4%  $  190,555
 Other                                  14,434      3.4%      13,953
 Total net revenues                 $  268,645     31.4%  $  204,508
Broadcast operating expenses:
 Radio                              $  151,389    (29.3%) $  117,114
 Other                                  11,075      5.0%      11,663
 Total broadcast operating expenses $  162,464    (26.2%) $  128,777
Broadcast cash flow:
 Radio                              $  102,822     40.0%  $   73,441
 Other                                   3,359     46.7%       2,290
 Total broadcast cash flow          $  106,181     40.2%  $   75,731
Depreciation & amortization:
 Radio                              $   87,917   (183.4%) $   31,025
 Other                                   2,001   (337.1%)       (844)
 Corporate                                 270     72.4%         980
 Total depreciation & amortization  $   90,188   (189.4%) $   31,161
Operating income before
 Corporate general and
 administrative expense:
 Radio                              $   14,905    (64.9%) $   42,416
 Other                                   1,358    (56.7%)      3,134
 Corporate                                (270)    72.4%        (980)
 Subtotal                               15,993    (64.1%)     44,570
Corporate general and administrative
 expense:                               (4,045)    17.1%      (4,878)
Net operating income                $   11,948    (69.9%) $   39,692


Other Consolidated Statements of
Operations Data:
Interest expense                    $  (22,521)    18.2%  $  (27,526)
Gain on sale of assets              $     -      (100.0%)     10,896
Income tax expense                  $   (8,900)    63.4%  $  (24,300)
Net (loss) income                   $  (20,576) (4787.0%) $      439

Other Consolidated Financial
Statement Data:
Capital expenditures                $    6,494    (36.3%) $   10,194
Radio station and other
 acquisitions                       $     -      (100.0%) $  609,343
Total assets                        $7,529,747    126.3%  $3,327,668

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)







RESULTS OF OPERATIONS, Continued



                                                Favorable
                                               (Unfavorable)
For the nine months ended September 30, 1999      Change      1998

Net revenues:
 Radio                              $  660,995     35.8%  $  486,718
 Other                                  49,376     13.1%      43,654
 Total net revenues                 $  710,371     33.9%  $  530,372
Broadcast operating expenses:
 Radio                              $  412,334    (27.9%) $  322,354
 Other                                  42,185    (22.2%)     34,523
 Total broadcast operating expenses $  454,519    (27.4%) $  356,877
Broadcast cash flow:
 Radio                              $  248,661     51.3%  $  164,364
 Other                                   7,191    (21.2%)      9,131
 Total broadcast cash flow          $  255,852     47.5%  $  173,495
Depreciation & amortization:
 Radio                              $  181,910   (122.7%) $   81,678
 Other                                   5,586    (97.8%)      2,824
 Corporate                               1,105     62.4%       2,942
 Total depreciation & amortization  $  188,601   (115.7%) $   87,444
Operating income before
 Corporate general and
 administrative expense:
 Radio                              $   66,751    (19.3%) $   82,686
 Other                                   1,605    (74.6%)      6,307
 Corporate                              (1,105)    62.4%      (2,942)
 Subtotal                               67,251    (21.8%)     86,051
Corporate general and administrative
 expense:                              (14,184)    (8.7%)    (13,052)
Net operating income                $   53,067    (27.3%) $   72,999


Other Consolidated Statements of
Operations Data:
Interest expense                    $  (81,777)    (6.8%) $  (76,563)
Gain on sale of assets              $  130,385   1096.6%      10,896
Income tax expense                  $  (62,400)  (225.0%) $  (19,200)
Net income (loss)                   $   36,622   2648.5%  $   (1,437)

Other Consolidated Financial
Statement Data:
Capital expenditures                $   20,586    (11.9%) $   23,354
Radio station and other
 acquisitions                       $  148,328    (78.3%) $  682,651
Total assets                        $7,529,747    126.3%  $3,327,668

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)








RESULTS OF OPERATIONS, Continued

Discussion of Radio Segment Financial Statement Changes for the Quarters ended September 30, 1999 and 1998

The increase in net revenue from 1998 to 1999 is due primarily to revenue generated at those properties owned or operated during 1999, but not during the comparable 1998 period. On a "same station" basis - reflecting results from stations operated since January 1, 1998 - broadcast revenue increased $25.5 million or 14.6%, from $174.6 million in 1998 to $200.1 million in 1999. The increase is due in part to favorable ratings and a strong advertising environment.

The increase in radio broadcast operating expenses from 1998 to 1999 is due primarily to expenses incurred at those properties owned or operated during 1999 but not during the comparable 1998 period. "Same station" broadcast expenses increased by $11.2 million or 10.0% from $112.0 million in 1998 to $123.2 million in 1999. The increases between years was the result of increased payroll, programming and selling costs.

Depreciation and amortization expense increased from 1998 to 1999 primarily due to the increase in intangible assets associated with the Clear Channel Merger, and also due to acquisitions made during 1998 and the first nine months of 1999.

Operating income decreased from 1998 to 1999 as a result of the increase in amortization expense associated with the Clear Channel Merger.

Discussion of Other Statement of Operations Data

Interest expense decreased from 1998 to 1999 due to a decrease in the effective yield resulting from the purchase price adjustment.

The gain on sale of assets in 1998 resulted primarily from the exchange of two radio stations in San Diego, California and three radio stations in Columbus, Ohio.

Income tax expense for the third quarter of 1998 included approximately $14.8 million in deferred tax expense related to gains recorded on the exchange of certain radio stations. The increase in the effective tax rate from 1998 to 1999 is due primarily to the increase in non-deductible goodwill amortization expense associated with the Clear Channel Merger.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)








RESULTS OF OPERATIONS, Continued

Discussion of Radio Segment Financial Statement Changes for the Nine Months ended September 30, 1999 and 1998

The increase in net revenue from 1998 to 1999 is due primarily to revenue generated at those properties owned or operated during 1999, but not during the comparable 1998 period. On a "same station" basis - reflecting results from stations operated since January 1, 1998 - broadcast revenue increased $61.0 million or 12.7%, from $481.1 million in 1998 to $542.1 million in 1999. The increase is due in part to favorable ratings and a strong advertising environment.

The increase in radio broadcast operating expenses from 1998 to 1999 is due primarily to expenses incurred at those properties owned or operated during 1999 but not during the comparable 1998 period. "Same station" broadcast expenses increased by $22.1 million or 6.7% from $327.6 million in 1998 to $349.7 million in 1999. The increases between years was the result of increased payroll, programming and selling costs.

Depreciation and amortization expense increased from 1998 to 1999 primarily due to the increase in intangible assets associated with the Clear Channel Merger, and also due to acquisitions made during 1998 and the first nine months of 1999.

Operating income decreased from 1998 to 1999 primarily due to an increase in depreciation and amortization expense associated with the Clear Channel Merger.

Discussion of Other Statement of Operations Data

Interest expense increased from 1998 to 1999 due to increases in outstanding debt incurred in connection with the Company's acquisitions, partially offset by the decline in the effective yield relating to the purchase price adjustment.

The gain on sale of assets in 1999 resulted from the sale of an investment in a marketable equity security and the recognition of gains on the disposal of radio stations in Tampa, Florida and Louisville, Kentucky.

Income tax expense for the first nine months of 1999 increased compared to the first nine months of 1998. The effective tax rate increased from 1998 to 1999 due primarily to the increase in non-deductible goodwill amortization expense associated with the Clear Channel Merger.

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

The Company has instituted the following remediation plan to address the Y2K issues:

A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Y2K compatible computers has been instituted. As of September 30, 1999 approximately 90% of all essential computers related to broadcast or studio equipment are Y2K compatible. Substantially all of the essential financial based computers are Y2K compliant. The Company anticipates this replacement plan to be substantially completed during the fourth quarter of 1999.

Software upgrades or replacement with advertising inventory management software which is Y2K compliant have been substantially completed as of September 30, 1999. The Company has received assurances from its software vendors, with a few minor exceptions, that supply its advertising inventory management software that their software is Y2K compliant. For these non-compliant vendors, the Company will install inventory management software from a compliant vendor in the beginning of the fourth quarter of 1999.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)







RESULTS OF OPERATIONS, Continued

The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be more than 90% compliant as of September 30, 1999 and is anticipated to approach 100% compliance during the fourth quarter of 1999. Additionally, financial accounting software has been replaced and is Y2K compliant.

The Company believes its remediation plan will provide reasonable assurance that material disruptions will not occur due to internal failure, however the possibility of some interruption still exists.

The final phase of the strategic plan, the testing phase, includes the actual testing of the enhanced and upgraded systems and has been substantially completed at September 30, 1999. This process included internal and external user review and confirmation, as well as unit testing and integration testing with other systems interfaces.

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

The Company believes that any remaining Y2K compliance issues will be resolved on a timely basis and that any related costs will not have a material impact on the Company's operations, cash flows, or financial condition of future periods. The costs incurred in the assessment phase are primarily internal costs, which have been expensed as incurred and are immaterial. Costs in the remediation phase include replacement of certain computer hardware and software, have not been material and are included in the capital expenditures of the Company.

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

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)

                        PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Number      Description                                            Page


27          Financial Data Schedule                                 30

__        _________



(b)  Reports on Form 8-K

     The following Form 8-K was filed during the fourth quarter of 1999:

     Form 8-K dated November 3, 1999. This Form 8-K was filed to report a change in the Registrant's Certifying Accountant.

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


                               JACOR COMMUNICATIONS, INC.
                         (A wholly owned subsidiary of
                          Clear Channel Communications, Inc.)
                                      (Registrant)





DATED:  November 12, 1999     BY  /s/ Randall T. Mays
                                     Randall T. Mays,
                                 Executive Vice President
                                 and Chief Financial Officer