Form 10-K
period 1999-12-31
JACOR COMMUNICATIONS INC
filed 2000-03-30
CIK 702808

FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999
                               OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

The Registrant, Jacor Communications, Inc., meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

None of the Registrant's voting stock was held by nonaffiliates as of March 15, 2000.

The number of common shares outstanding as of March 15, 2000 was 1.

There are 88 pages in this document.
The index of exhibits appears on page 81.

                   JACOR COMMUNICATIONS, INC.
                     INDEX TO ANNUAL REPORT
                          ON FORM 10-K





                                                               Page
Part I
  Item 1  Business                                               3
  Item 2  Property Holdings                                     35
  Item 3  Legal Proceedings                                     35
  Item 4  Submission of Matters to a Vote of Security Holders   **

Part II
  Item 5  Market for Registrant's Common Equity and Related
            Stockholder Matters                                 36
  Item 6  Selected Financial Data                               **
  Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 37
  Item 7A Quantitative and Qualitative Disclosures about
            Market Risk                                          *
  Item 8  Financial Statements and Supplementary Data           46
  Item 9  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  *

Part III
  Item 10 Directors and Executive Officers of Registrant        **
  Item 11 Executive Compensation                                **
  Item 12 Security Ownership of Certain Beneficial Owners and
            Management                                          **
  Item 13 Certain Relationships and Related Transactions        **

Part IV
  Item 14 Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                        80



 *  - The response to this Item is "none".

**  - Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K

Item 1.  BUSINESS

Jacor Communications, Inc. ("Jacor" or the "Company"), a wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), is a holding company engaged primarily in radio broadcasting and providing related services to radio broadcasting companies. The Company operates in a single reportable segment, broadcasting radio and television. As of March 15, 2000, the broadcasting radio and television segment includes 257 radio stations owned and/or operated in 77 broadcast areas throughout the United States, six radio stations operated under joint sales agreements or exclusive agency agreements, Premiere Radio Networks, Inc., a radio syndication business, two television stations located in the Cincinnati and Defiance, Ohio broadcast areas and other miscellaneous immaterial broadcast related businesses.

Jacor has also entered into agreements to acquire an additional seven radio stations, which will expand its presence in two existing broadcast areas and allow the Company to enter one new broadcast area, and to dispose of the assets of seventeen radio stations and the intellectual property of another radio station in twelve broadcast areas.

At close of business on May 4, 1999 the Company consummated a merger with Clear Channel (the "Clear Channel Merger" or
"Merger"), whereby each share of Jacor common stock was exchanged for Clear Channel common stock. See Item 7 - Management's
Discussion and Analysis of Financial Condition and Results of
Operations for a detailed discussion of the Merger.

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

Additionally, Jacor strengthens its strategic position in the radio industry through the operation of businesses that provide services to radio broadcasting companies. Jacor owns a leading producer and distributor of syndicated radio programming, research, and other services, a leading provider of satellite and network services for the radio broadcasting industry and a leading provider of traffic reporting services in the San Diego, Los Angeles, and Santa Ana, California, Tampa, Florida and Denver, Colorado broadcast areas.

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

Radio Station Overview

The following table and the accompanying footnotes set forth certain information as of March 15, 2000 regarding the 246 radio stations that will be owned and/or operated by Jacor upon completion of all pending acquisitions and dispositions.


                                                                                 Target
                      Pending           1998 Combined                         Demographic
Broadcast          Acquisition (P)/     Radio Revenue              Target       Share %/
Area/Station(1)    Disposition (PD)         Rank        Format   Demographic     Rank(2)

Los Angeles, CA                              5
 KXTA-AM                                              Sports        Men 25-54       1.2/28
 KIIS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    6.1/3
 KACD-FM               PD                             Adult
                                                      Alternative   Adults 25-54    0.6/32T
 KBCD-FM               PD                             Adult
                                                      Alternative   Adults 25-54    0.5/36T
San Francisco, CA                           N/A
 KXJO-FM(3)            PD                             Rock          Men 18-34        -

Dallas, TX                                   5
 KDMX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     5.4/4
 KEGL-FM                                              Rock          Men 18-34      17.2/1

Atlanta, GA                                  2
 WGST-AM                                              News Talk     Men 25-54       2.6/16
 WGST-FM(4)                                           News Talk     Men 25-54       3.0/12
 WKLS-FM                                              Rock          Men 18-34      11.7/2
 WPCH-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     7.0/5
 WMKJ-FM(3)                                           Soft Adult
                                                      Contemporary  Women 25-54       -
Houston, TX                                  4
 KHMX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     7.6/3
 KTBZ-FM                                              Alternative   Men 18-34       6.2/4
 KKTL-FM               PD                             Alternative   Men 18-34       0.2/29T

Denver, CO                                   1
 KHOW-AM                                              Talk          Adults 35-64    4.9/7
 KOA-AM                                               News Talk /
                                                      Sports        Men 25-54       7.9/3
 KTLK-AM                                              Talk          Adults 35-64    1.0/20T
 KBCO-FM                                              Adult
                                                      Alternative   Adults 25-54    9.8/1
 KBPI-FM                                              Rock          Men 18-34      10.0/2
 KHIH-FM                                              Smooth Jazz   Adults 25-54    3.1/11
 KRFX-FM                                              Classic Rock  Men 25-54      10.4/1
 KTCL-FM                                              Alternative   Men 18-34       6.0/6



                                                                                   Target
                      Pending           1998 Combined                           Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target      Share %/
Area/Station(1)    Disposition (PD)         Rank         Format     Demographic     Rank(2)
Phoenix, AZ                                  5
 KMXP-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     3.5/9
 KZZP-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    5.8/5
San Diego, CA (5)                            1
 KOGO-AM                                              News Talk     Men 25-54       4.6/7
 KPOP-AM                                              Nostalgia     Adults 35-64    1.3/22
 KSDO-AM               PD                             Talk          Adults 35-64    1.0/25T
 KGB-FM                                               Classic Rock  Men 25-54       8.5/1
 KHTS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    7.3/4
 KIOZ-FM                                              Rock          Men 18-34      11.8/1
 KJQY-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     3.9/7T
 KMSX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     3.9/7T
St. Louis, MO                                3
 KATZ-AM                                              Gospel        Adults 35-64    3.2/12
 KATZ-FM                                              Urban
                                                      Contemporary  Adults 25-54    3.9/10
 KMJM-FM                                              Adult Urban
                                                      Contemporary  Adults 35-64    5.6/5
 KSLZ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    5.9/8
 KSD-FM                                               Hot Adult
                                                      Contemporary  Women 25-54     3.0/13
 KLOU-FM                                              Oldies        Adults 25-54    4.5/8

Cincinnati, OH                               1
 WCKY-AM                                              Sports        Men 25-54       2.0/14
 WKRC-AM                                              News Talk     Men 25-54       3.0/11
 WLW-AM                                               News Talk /
                                                      Sports        Men 25-54      11.2/2
 WSAI-AM                                              Nostalgia     Adults 35-64    1.5/14T
 WKFS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    8.0/3
 WEBN-FM                                              Rock          Men 18-34      29.5/1
 WOFX-FM                                              Classic Rock  Men 25-54       6.8/4
 WVMX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     6.8/5
Portland, OR                                 1
 KEWS-AM                                              Talk          Adults 35-64    1.0/19
 KEX-AM                                               News Talk     Men 25-54       5.4/7
 KKCW-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    12.7/1
 KKRZ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   11.3/1


                                                                                    Target
                       Pending          1998 Combined                             Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target       Share %/
Area/Station(1)      Disposition (PD)       Rank         Format     Demographic      Rank(2)
Tampa, FL                                    1
 WDAE-AM                                              Sports        Men 25-54       3.1/12
 WFLA-AM                                              News Talk /
                                                      Sports        Men 25-54       6.7/2T
 WFLZ-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   15.3/1
 WMTX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     6.7/3
 WTBT-FM                                              Classic Rock  Men 25-54       6.7/2T
 WXTB-FM                                              Rock          Men 18-34      20.7/1

Baltimore, MD                                4
 WPOC-FM               PD                             Country       Adults 25-54    6.8/3
 WOCT-FM                                              Classic Rock  Men 25-54       4.2/7
 WCAO-AM                                              Gospel        Adults 35-64    3.7/7

Cleveland, OH                                1
 WTAM-AM                                              News Talk     Men 25-54       8.0/4
 WGAR-FM                                              Country       Adults 25-54    9.0/1
 WMJI-FM                                              Oldies        Adults 25-54    8.5/2
 WMMS-FM                                              Rock          Men 18-34      14.7/1T
 WMVX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     8.1/4
Columbus, OH                                 1
 WFII-AM                                              Talk          Adults 35-64    1.0/20T
 WTVN-AM                                              News Talk /
                                                      Sports        Men 25-54       8.2/2
 WCOL-FM                                              Country       Adults 25-54    7.6/3
 WNCI-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   12.3/1
 WZAZ-FM                                              Alternative   Men 18-34       3.7/7T

Salt Lake City, UT                           3
 KALL-AM                                              Talk          Adults 35-64    2.4/15
 KNRS-AM                                              News Talk     Men 25-54       3.1/14
 KWLW-AM                                              Classic
                                                      Country       Adults 35-64    1.7/21
 KKAT-FM                                              Country       Adults 25-54    3.5/12
 KODJ-FM                                              Oldies        Adults 25-54    4.3/7
 KURR-FM                                              Rock          Men 18-34       7.4/4
 KZHT-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    6.3/4

Las Vegas, NV                                2
 KQOL-FM                                              Oldies        Adults 25-54    4.2/11
 KFMS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    1.4/15T
 KSNE-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    11.3/1
 KWNR-FM                                              Country       Adults 25-54    6.9/3


                                                                                    Target
                        Pending         1998 Combined                             Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target       Share %/
Area/Station(1)    Disposition (PD)         Rank          Format     Demographic     Rank(2)
Jacksonville, FL (6)                         2
 WJBT-FM                                              Urban
                                                      Contemporary  Adults 18-34   11.2/3
 WQIK-FM                                              Country       Adults 25-54    6.6/5T
 WSOL-FM                                              Urban Adult
                                                      Contemporary  Adults 25-54    9.9/3

San Jose, CA                                 2
 KSJO-FM               PD                             Rock          Men 18-34       8.9/1
 KUFX-FM               PD                             Classic Rock  Men 25-54       4.6/5
 KCNL-FM               PD                             Adult
                                                      Alternative   Adults 25-54    0.8/30T

Albuquerque, NM                              4
 KLSK-FM                                              Classic Rock  Men 25-54       3.2/8T
 KPEK-FM                                              Hot Adult
                                                      Contemporary  Adults 18-34    6.0/4
 KTEG-FM                                              Alternative   Men 18-34      12.0/2

Rochester, NY                                2
 WHAM-AM                                              News Talk     Men 25-54      11.1/2
 WHTK-AM                                              Sports Talk   Men 25-54       3.8/8T
 WISY-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     0.8/17T
 WNVE-FM                                              Alternative   Men 18-34      13.8/1
 WKGS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    5.5/8
 WVOR-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     9.4/2
 WLCL-FM                                              Jammin'
                                                      Oldies        Adults 25-54    1.5/15

Dayton, OH                                   1
 WONE-AM                                              Nostalgia     Adults 35-64    2.5/11
 WBTT-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    7.1/6
 WLQT-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    13.6/2
 WMMX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54    15.7/1
 WTUE-FM                                              Rock          Men 18-34      16.1/1
 WXEG-FM                                              Alternative   Men 18-34       8.6/2T

Riverside/San Bernadino, CA                  8
 KCKC-AM(3)                                           Spanish       Adults 25-54      -
 KDIF-AM                                              Spanish       Adults 25-54    0.8/28T

Syracuse, NY                                 3
 WBBS-FM                                              Country       Adults 25-54   12.9/1

                                                                                     Target
                       Pending          1998 Combined                              Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target        Share %/
Area/Station(1)    Disposition (PD)         Rank          Format    Demographic      Rank(2)
Toledo, OH                                   2
 WCWA-AM                                              Nostalgia     Adults 35-64    1.1/14T
 WSPD-AM                                              News Talk     Men 25-54       7.7/5
 WIOT-FM                                              Rock          Men 18-34      12.2/2
 WRVF-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    16.0/1
 WVKS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   18.7/1

Des Moines, IA                               1
 WHO-AM                                               News Talk     Men 25-54       9.7/2
 KMXD-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     9.2/2T
 KLYF-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     6.6/7T

Lexington, KY                                1
 WLAP-AM                                              News Talk     Men 25-54       4.7/8
 WTKT-AM                                              Nostalgia     Adults 35-64    0.8/21T
 WBUL-FM                                              Country       Adults 25-54    9.9/2
 WKQQ-FM                                              Rock          Men 18-34      16.9/1
 WLKT-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34   12.3/1
 WMXL-FM                                              Hot Adult
                                                      Contemporary  Women 25-54     7.8/3T
 WBTF-FM (4)          P                               Urban
                                                      Contemporary  Adults 18-34    7.8/5T

Youngstown, OH                               2
 WKBN-AM                                              News Talk     Men 25-54       3.0/7T
 WNIO-AM                                              Nostalgia     Adults 35-64    1.0/17T
 WNCD-FM                                              Rock          Men 18-34      20.0/1
 WBTJ-FM (4)          P                               Contemporary
                                                      Hit Radio     Adults 18-34    4.6/7
 WBBG-FM (4)          P                               Oldies        Adults 25-54    7.4/6
 WICT-FM (4)          P                               Country       Adults 25-54    2.2/11T
 WMXY-FM                                              Hot Adult
                                                      Contemporary  Women 25-54    10.3/2T
 WPAO-AM  (3)(4)      P  PD                           N/A            N/A             -
 WRTK-AM (4)          P PD                            Nostalgia     Adults 35-64    1.3/15T
 WTNX-FM (4)          P                               Soft Adult
                                                      Contemporary  Women 25-54     1.9/10T

Boise, ID                                    2
 KFXD-AM                                              Classic
                                                      Country       Adults 35-64    1.6/16T
 KIDO-AM                                              News Talk     Men 25-54       6.5/4T
 KARO-FM                                              Rock          Men 18-34       9.0/3
 KCIX-FM                                              Hot Adult
                                                      Contemporary  Adults 18-34    6.6/5T
 KLTB-FM                                              Oldies        Adults 25-54    9.7/1
 KXLT-FM                                              Soft Adult
                                                      Contemporary  Women 25-54     9.5/2T

                                                                                      Target
                       Pending          1998 Combined                               Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target         Share %/
Area/Station(1)    Disposition (PD)         Rank           Format    Demographic      Rank(2)
Charleston, SC (6)                           2
 WEZL-FM                                              Country       Adults 25-54    9.0/2
 WALC-FM                                              Hot Adult
                                                      Contemporary  Adults 18-34    3.9/7T
 WRFQ-FM                                              Classic Rock  Men 25-54       7.2/3T
 WXLY-FM                                              Oldies        Adults 25-54    8.2/3
 WSCC-AM                                              News Talk     Men 25-54       2.6/12T

Jackson, MI                                 N/A
 WYJS-FM                PD                            Oldies        Adults 25-54    2.4/13T

Shreveport, LA                               2
 KEEL-AM                                              News Talk     Men 25-54       5.4/7
 KWKH-AM                                              Classic
                                                      Country       Adults 35-64    2.3/13
 KITT-FM                                              Country       Adults 25-54    5.1/8
 KRUF-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34    7.8/5
 KVKI-FM                                              Adult
                                                      Contemporary  Women 25-54    11.0/4

Cedar Rapids, IA                             1
 WMT-AM                                               Full Service  Adults 35-64    8.8/4
 WMT-FM                                               Hot Adult
                                                      Contemporary  Women 25-54    11.1/4
Santa Barbara, CA                            1
 KTMS-AM                                              News Talk     Men 25-54       4.4/6T
 KXXT-AM                                              Sports        Men 25-54       2.2/14T
 KTYD-FM                                              Rock          Men 18-34      13.7/1
 KIST-FM                                              Oldies        Adults 25-54    4.8/5T
 KSBL-FM                                              Soft Adult
                                                      Contemporary  Women 25-54    14.5/1
 KBKO-AM (4)          P                               Spanish       Adults 25-54    3.4/10
 KSPE-FM (4)          P                               Spanish       Adults 25-54    6.8/4

Bismarck, ND                                 1
 KFYR-AM                                              News Talk     Men 25-54        -
 KYYY-FM                                              Hot Adult
                                                      Contemporary  Adults 18-34       -

Albany, OR (8)                              N/A
 KRKT-AM                                              Classic
                                                      Country       Adults 35-64      -
 KRKT-FM                                              Country       Adults 25-54      -

Ames, IA (8)                                N/A
 KASI-AM                                              Sports        Men 25-54         -
 KCCQ-FM                                              Alternative   Men 18-34         -

                                                                                    Target
                       Pending          1998 Combined                             Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target       Share %/
Area/Station(1)    Disposition (PD)         Rank          Format     Demographic    Rank(2)
Anaheim, CA (8)                             N/A
 KEZY-AM                 PD                           Ethnic /
                                                      Variety       Adults 25-54      -
 KXMX-FM                 PD                           Hot Adult
                                                      Contemporary  Women 25-54       -

Barnwell, SC (8)                            N/A
 WBUB-AM                                              Gospel        Adults 35-64      -

Burlington, IA (8)                          N/A
 KBUR-AM                                              Talk          Adults 35-64      -
 KGRS-FM                                              Hot Adult
                                                      Contemporary  Adults 18-34      -

Casper,WY                                   N/A
 KTWO-AM                                              News Talk     Men 25-54      17.9/2
 KMGW-FM (9)             PD                           Adult
                                                      Contemporary  Women 25-54     4.3/7T
 KKTL-AM                                              Talk          Adults 35-64    2.2/10T
 KMLD-FM (9)           P PD                           Oldies        Adults 25-54    7.8/6
 KRVK-FM (4)           P                              Rock          Men 18-34       9.1/3T
 KTRS-FM (4)           P                              Contemporary
                                                      Hit Radio     Adults 18-34   21.7/1
 KWYY-FM (4)           P                              Country       Adults 25-54    9.8/4

Centralia, WA (8)                           N/A
 KELA-AM                                              Talk          Adults 35-64      -
 KMNT-FM                                              Country       Adults 25-54      -

Cheyenne, WY                                N/A
 KGAB-AM                                              Talk          Adults 35-64    8.9/2T
 KIGN-FM                                              Rock          Men 18-34      21.4/1
 KLEN-FM                                              Adult
                                                      Contemporary  Women 25-54    10.7/2T
 KOLZ-FM                                              Country       Adults 25-54    8.5/2T
 KMUS-FM                                              Country       Adults 25-54    6.8/4T

Chillicothe, OH (8)                         N/A
 WBEX-AM                                              Talk          Adults 35-64      -
 WCHI-AM                                              Classic
                                                      Country       Adults 35-64      -
 WFCB-FM                                              Oldies        Adults 25-54      -

Corvallis, OR (8)                           N/A
 KEJO-AM                                              Nostalgia     Adults 35-64      -
 KFLY-FM                                              Adult
                                                      Contemporary  Women 25-54       -
 KLOO-AM                                              Talk          Adults 35-64      -
 KLOO-FM                                              Classic Rock  Men 25-54         -

Defiance, OH (8)                            N/A
 WDFM-FM                                              Hot Adult
                                                      Contemporary  Women 25-54       -

                                                                                      Target
                        Pending         1998 Combined                              Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target         Share %/
Area/Station(1)    Disposition (PD)         Rank          Format    Demographic       Rank(2)
Findlay, OH (8)                             N/A
 WQTL-FM                                              Rock          Men 18-34         -
 WIMJ-FM                                              Oldies        Adults 25-54      -

Fort Collins/Greeley, CO                    N/A
 KCOL-AM (3)                                          News Talk     Men 25-54         -
 KIIX-AM (3)                                          Sports        Men 25-54         -
 KGLL-FM                                              Country       Adults 25-54    2.2/127
 KPAW-FM                                              Classic Hits  Adults 18-34    5.6/7T

Fort Madison, IA (8)                        N/A
 KBKB-AM                                              Talk          Adults 35-64      -
 KBKB-FM                                              Country       Adults 25-54      -

Grand Forks, ND                             N/A
 KKXL-FM                                              Nostalgia     Adults 35-64    5.4/6T

Greenville, OH (8)                          N/A
 WBKI-FM                                              Country       Adults 25-54      -

Helen, GA (8)                               N/A
 WHEL-FM                                              Oldies        Adults 25-54      -

Hogansville, GA (8)                         N/A
 WGSE-AM                                              News Talk     Men 25-54         -
 WMAX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54       -

Idaho Falls, ID (8)                         N/A
 KID-AM                                               News Talk     Men 25-54         -
 KID-FM                                               Country       Adults 25-54      -

Iowa City, IA (8)                           N/A
 KXIC-AM                                              Talk          Adults 35-64      -
 KKRQ-FM                                              Rock          Men 18-34         -

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

Lima, OH                                    N/A
 WIMA-AM                                              News Talk     Men 25-54       4.0/7T
 WBUK-FM                                              Oldies        Adults 25-54    7.1/5
 WIMT-FM                                              Country       Adults 25-54   17.3/1
 WMLX-FM                                              Hot Adult
                                                      Contemporary  Women 25-54    10.2/1T

Lorain, OH (8)                              N/A
 WAKS-FM                                              Contemporary
                                                      Hit Radio     Adults 18-34      -

                                                                                      Target
                       Pending          1998 Combined                              Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target         Share %/
Area/Station(1)    Disposition (PD)         Rank          Format     Demographic      Rank(2)
Marion, OH (8)                              N/A
 WMRN-AM                                              Talk          Adults 35-64      -
 WDIF-FM                                              Adult
                                                      Contemporary  Women 25-54       -
 WMRN-FM                                              Country       Adults 25-54      -

McMinnville, TN (8)                         N/A
 WBMC-AM                                              Southern
                                                      Gospel/Talk   Adults 35-64      -
 WTRZ-FM                                              Country       Adults 25-54      -
 WWEE-FM                                              Adult
                                                      Contemporary  Women 25-54       -

Medford, OR                                 N/A
 KLDZ-FM                                              Oldies       Adults 25-54     4.5/7T
 KMED-AM                                              Nostalgia    Adults 35-64     4.7/5T
 KRWQ-FM                                              Country      Adults 25-54     9.1/4
 KZZE-FM                                              Rock         Men 18-34       19.2/1
 KKJJ-FM                                              Adult
                                                      Contemporary Women 25-54      2.1/11

Moorehead City, NC (7)                      N/A
 WMBL-AM                                                                              -

Mt. Sterling, KY (8)                        N/A       N/A          N/A
 WMST-FM                P                                                             -

New Castle, PA (8)                          N/A
 WKST-AM                  PD                          Adult
                                                      Contemporary Women 25-54        -
 WKST-FM                                              Adult
                                                      Contemporary Women 25-54        -
 WBZY-AM                                              Full Service Adults 35-64       -

Newnan, GA (8)                              N/A
 WCOH-AM                                              Country      Adults 25-54       -

Parkersburg, WV                             N/A
 WDMX-FM               P                              Oldies       Adults 25-54    10.8/4
 WLTP-AM               P                              Talk         Adults 35-64     1.1/11
 WNUS-FM               P                              Country      Adults 25-54    17.2/1
 WRVB-FM               P                              Contemporary
                                                      Hit Radio    Adults 18-34    18.5/3
 WRZZ-FM               P                              Classic Rock Men 25-54       11.1/3T

Pocatello, ID (8)                           N/A
 KWIK-AM                                              News Talk    Men 25-54          -
 KPKY-FM                                              Oldies       Adults 25-54       -
 KLLP-FM                                              Soft Adult
                                                      Contemporary Women 25-54        -

                                                                                       Target
                        Pending         1998 Combined                               Demographic
Broadcast          Acquisition (P)/     Radio Revenue                  Target          Share %/
Area/Station(1)    Disposition (PD)         Rank          Format     Demographic       Rank(2)
Punta Gorda, FL (8)                         N/A
 WCCF-AM                                              Talk         Adults 35-64       -
 WIKX-FM                                              Country      Adults 25-54       -
 WCVU-FM                                              Beautiful
                                                      Music        Adults 35-64       -
Sandusky/Clyde, OH (8)                      N/A
 WLEC-AM                                              Nostalgia    Adults 35-64       -
 WMJK-FM                                              Oldies       Adults 25-54       -
 WCPZ-FM                                              Hot Adult
                                                      Contemporary Women 25-54        -
Santa Clarita, CA (8)                       N/A
 KIIS-AM                                              Contemporary
                                                       Hit Radio    Men 18-34         -

Sarasota, FL                                N/A
 WSPB-AM(3)                                           News Talk/
                                                      Sports       Men 25-54         -
 WSRZ-FM                                              Oldies       Adults 25-54     4.9/5T
 WYNF-FM                                              Rock         Men 18-34        2. 3/9T
 WAMR-AM                                              Sports       Men 25-54        3.7/8
 WCTQ-FM                                              Country      Adults 25-54     4.6/7T
 WDDV-FM                                              Beautiful
                                                      Music        Adults 35-64     8.9/1

Springfield, OH (8)                         N/A
 WIZE-AM                                              Nostalgia    Adults 35-64       -

Thousand Oaks, CA (8)                       N/A
  KBET-AM                                              Sports       Men 25-54         -

Tiffin, OH (8)                              N/A
 WTTF-AM                                              Adult
                                                      Contemporary Women 25-54        -
 WCKY-FM                                              Country      Adults 25-54       -

Twin Falls, ID (8)                          N/A
 KLIX-AM                                              News Talk    Men 25-54          -
 KEZJ-FM                                              Country      Adults 25-54       -
 KLIX-FM                                              Oldies       Adults 25-54       -

Walnut Creek, CA (8)                        N/A
 KFJO-FM                  PD                          Rock         Men 18-34          -

Washington Court House, OH (8)              N/A
 WMXV-AM                                              Country      Adults 25-54       -
 WCHO-FM                                              Country      Adults 25-54       -

Yakima, WA                                  N/A
 KIT-AM                                               News Talk/
                                                      Sports       Men 25-54       11.3/3

[FN]
___________


(T)  Designates tied.

(1) Jacor also owns a pending application for a construction permit in Vancouver, Washington, and the broadcast assets only of a station in Port St. Joe, Florida.

(2)  Share and rank information is derived from the Fall
     1999 Arbitron Metro Area Rating Survey.

(3)  These stations do not have Arbitron ratings.

(4) Jacor provides programming to and sells airtime for WGST-FM in Atlanta, Georgia; KBKO-AM and KSPE-FM in Ellwood, California; WBTF-FM in Lexington, Kentucky; KRVK-FM, KTRS-FM and KWYY-FM in Casper, Wyoming; and WBTJ-FM, WBBG-FM, WICT-FM, WPAO-AM, WRTK-AM and WTNX-FM in Youngstown, Ohio pursuant to Local Marketing Agreements (LMAs). At any time after September 30, 1999 and before September 30, 2003 Cherokee Broadcasting can "put" WGST-FM to Jacor for a price of $31.0 million. At any time after May 21, 2003 and before September 30, 2003, Jacor can "call" the station for the same price.

(5) Excludes XTRA-AM, XTRA-FM and XHRM-FM, stations Jacor provides programming to and sells airtime for under exclusive agency agreements.

(6) Excludes WJGR-AM and WZAZ-AM, Jacksonville, Florida, and WSSP-FM in Charleston, South Carolina on which Jacor sells advertising time pursuant to a Joint Sales
     Agreement (JSA).

(7)  Station is not currently broadcasting.

(8)  These broadcast areas are not ranked by Arbitron.

(9)  Acquirer is operating station under LMA.

All rankings by revenue or billings that are contained in the above table are based on 1998 information contained in Duncan's Radio Market Guide (1999 ed.). All information concerning ratings and audience listening information is derived from the Fall 1999 Arbitron Metro Area Ratings Survey (the "Fall 1999 Arbitron"). A Jacor subsidiary owns a 40% interest in a limited liability company that purchased the assets formerly owned by Duncan American Radio, Inc.

Premiere Radio Networks, Inc.

Jacor currently owns, produces and distributes syndicated programming for radio broadcasting through its wholly-owned subsidiary, Premiere Radio Networks, Inc. ("Premiere"), including such programs as The Rush Limbaugh Show and The
Dr. Laura Program. The Rush Limbaugh Show is a nationally syndicated talk radio program broadcast on more than 600 radio stations. The Dr. Laura Program is a nationally syndicated talk radio program broadcast on more than 450 radio stations. Currently these programs are the two highest rated syndicated talk radio programs in the United
States. Premiere is also the producer and distributor of other syndicated programs and services, including Rick Dees in the Morning, Rick Dees Weekly Top 40, After MidNite with
Blair Garner and The Jim Rome Show.

Premiere's services include comprehensive radio research services, morning show prep and internet content services, and a national, in-house sales force. Premiere's Mediabase
24/7 research service provides music play lists and on-air promotion tracking and call-out research for eleven radio formats, which research services help radio station affiliates increase their audience share and ratings.
Several leading radio industry publications now use
Mediabase 24/7 music charts, as do 26 record labels.
Instead of requiring cash payments, Premiere provides the research services in exchange for the right to broadcast an agreed amount of commercial advertisements during the radio station's broadcast. This practice makes Premiere's services more attractive to radio stations which have limited cash resources and/or excess inventory of available advertising time. The total amount of broadcast time that Premiere has available for sale to advertisers constitutes
Premiere's commercial broadcast inventory.

Premiere's national, in-house network radio sales force and infrastructure sells commercial broadcast inventory to more than 500 national advertisers. Premiere leverages its sales force and generates additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party radio networks and independent syndicated programming and service suppliers that do not have their own sales forces. Premiere is presently the second largest network radio advertising sales representative in the United States in terms of its gross billings. It presently represents nineteen independent radio networks, including WOR Radio Networks, TM Century and Accutrack.

Television

Jacor owns a television station in the Cincinnati broadcast area where it currently owns and operates multiple radio stations, and one low-power television station in Defiance, Ohio. By operating a television station in Cincinnati where Jacor has a significant radio presence, Jacor has realized operating efficiencies including shared news departments and reduction of administrative overhead. Jacor currently operates the Cincinnati television station under a temporary waiver of a Federal Communications Commission ("FCC") rule that restricts ownership of television and radio stations in the same market. This waiver will continue until at least the year 2004 when the FCC is scheduled to undertake a comprehensive review and reevaluation of its broadcast ownership rules.

The following table sets forth certain information regarding the Cincinnati television station and the broadcast area in which it operates:




                               Station Rank (1)

                                                        Commercial
                 National      TV                       Stations in
                 Broadcast Households            Adults  Broadcast    Cable
  Broadcast        Area     in DMA(1)    TV       Aged      Area    Subscriber   Network
Area/Station      Rank(1)    (000s)  Households  25-54   VHF   UHF     %       Affiliation

Cincinnati/WKRC     32        820        1(T)     1(T)    3     3      64         CBS

[FN]

___________

 T   Designates tied.

(1) Rankings for Designated Market Area ("DMA"), 6:00 a.m. to 2:00 a.m., Sunday-Saturday for "TV Households" and "Adults aged 25-54." This market information is from the November 1999 Nielsen Station Index. Similar information is not available for the Defiance, Ohio television station.

Advertising

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product ("GNP"). Advertising revenue has risen more rapidly during the past 10 years than either inflation or the GNP. Total advertising revenue for the radio industry in 1998 was approximately $15.4 billion, as reported by the Radio Advertising Bureau, its highest level in the industry's history.

During the year ended December 31, 1999, approximately 80% of Jacor's radio station broadcast revenue was generated from the sale of local advertising and approximately 20% from the sale of national advertising. Jacor believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The advertising rates charged by Jacor's radio stations are based primarily on (i) the station's ability to attract an audience in the demographic groups targeted by its advertisers (as measured principally by quarterly Arbitron rating surveys that quantify the number of listeners tuned to the station defined at various times), (ii) the number of stations in the market that compete for the same demographic group, (iii) the supply of and demand for radio advertising time and (iv) the supply and pricing of alternative advertising media.

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

According to the Radio Advertising Bureau's publication Radio Marketing Guide and Fact Book for Advertisers, Fall 1999 to Spring 2000, each week radio reaches approximately 95.4% of all Americans over the age of 12. More than one-half of all radio listening is done outside the home, in contrast to other advertising mediums, and four out of five adults are reached by car radio each week. The average listener spends approximately three hours and 12 minutes per weekday listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 82% of people over 12 years of age each week and, as a result, radio advertising sold during this period achieves premium advertising rates.

Jacor believes operating multiple stations in a market gives it significant opportunities in competing for advertising dollars. Each multiple station platform better positions Jacor to access a significant share of a given demographic segment making Jacor stations more attractive to advertisers seeking to reach that segment of the population.


Competition

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

Jacor's stations also compete directly for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and the Internet and by digital audio broadcasting. Increasingly, audiences are able to access audio program services over the Internet, including out-of-market stations and programming not otherwise available over broadcast stations. This activity introduces new competition for audience attention, particularly for people who might otherwise listen to local radio stations in the workplace. The Internet also creates new competition for advertisers, both for spots within programming and with respect to ancillary advertising outlets such as web pages. The Internet is still evolving rapidly, and Jacor cannot assure that these developments will not have an adverse effect on its future operations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. Greater population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. Jacor also competes with other radio station groups to purchase additional stations.

Television stations compete for audiences and advertising revenues with radio and other television stations and multichannel video program distributors in their market areas and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. Competition for sales of television advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various services, price, the time of day when the advertising is to be broadcast, competition from other television stations, including affiliates of broadcast television networks, cable television systems and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict. Additional elements that are material to the competitive position of television stations include management experience, authorized power and assigned frequency. The broadcasting industry is continually faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of Federal regulatory bodies, including the FCC, any of which could possibly have a material effect on a television station's operations and profits. There are sources of video service other than conventional television stations, the most common being cable television, which can increase competition for a broadcast television station by bringing into its market distant broadcast signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television services and multichannel multipoint distribution services.

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

Regulation of Business

Existing Regulation and 1996 Legislation

Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934 (the "Communications Act"). The Communications Act prohibits the operation of a television or radio broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to:

-    issue, renew, revoke and modify broadcasting licenses;
-    assign frequency bands;
-    determine stations' frequencies, locations, and power;
-    regulate the equipment used by stations;
- adopt other regulations to carry out the provisions of the Communications Act;
-    impose penalties for violation of such regulations; and
- impose fees for processing applications and other administrative functions.

The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcasting stations.

The Telecommunications Act of 1996 (the "1996 Act") represented the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The Communications Act originated at a time when telephone and broadcasting technologies were quite distinct and addressed different consumer needs. As a consequence, both the statute and its implementing regulatory scheme were designed to compartmentalize the various sectors of the telecommunications industry. The 1996 Act removed or relaxed the statutory barriers to telephone company entry into the video programming delivery business, to cable company provision of telephone service, and to common ownership of broadcast television and cable properties.

The 1996 Act also significantly changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. The 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on television ownership. The 1996 Act also relaxed local radio ownership restrictions, but left local television ownership restrictions in place pending further FCC review.

This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading media companies, such as existing networks and major station groups, has increased sharply the competition for and the prices of attractive stations.

License Grant and Renewal

Prior to the passage of the 1996 Act, television and radio broadcasting licenses generally were granted or renewed for periods of five and seven years, respectively, upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a television or radio license, parties in interest may file petitions to deny the application, and others may object informally to grant of the application. Such parties, including members of the public, may comment upon matters related to whether renewal is warranted, including the service the station has provided during the preceding license term. Prior to passage of the 1996 Act, any person or entity also was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications and if issues raised by petitioners to deny or informal objectors to such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, or if sufficiently serious issues were raised by a petitioner or objector, a full comparative hearing was required.

Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses to both television and radio stations for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that

- the station has served the public interest, convenience, and necessity;
- there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and
- there have been no other serious violations which taken together constitute a pattern of abuse.

In making its determination, the FCC may still consider petitions to deny and informal objections, and may order a hearing if such petitions or objections raise sufficiently serious issues, but cannot consider whether the public interest would be better served by a person or entity other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

Although in the vast majority of cases broadcast licenses are renewed by the FCC even when petitions to deny or informal objections are filed, there can be no assurance that any of our stations' licenses will be renewed at the expiration of their terms.

Multiple Ownership Restrictions

The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an "attributable interest" in broadcast stations, as well as other specified mass media entities. Prior to the passage of the 1996 Act, these rules included limits on the number of radio and television stations that could be owned on both a national and local basis. On a national basis, the rules generally precluded any individual or entity from having an attributable interest in more than 20 AM radio stations, 20 FM radio stations and 12 television stations. Moreover, the aggregate audience reach of the co-owned television stations could not exceed 25% of all U.S. television households.

The 1996 Act completely revised the television and radio ownership rules via changes the FCC implemented in two orders issued on March 8, 1996. With respect to television, the 1996 Act and the FCC's subsequently issued orders eliminated the 12-station national limit for station ownership and increased the national audience reach limitation from 25% to 35%. On a local basis, however, the 1996 Act did not alter current FCC rules prohibiting an individual or entity from holding an attributable interest in more than one television station in a market. The 1996 Act did require the FCC to conduct a rulemaking proceeding, however, to determine whether to retain or modify this so-called "TV duopoly rule," including narrowing the rule's geographic scope and permitting some two-station combinations at least in certain (large) markets. In August 1999, the FCC completed this rulemaking and adopted a revised television duopoly rule. Under the new rule, permissible common ownership of television stations is dictated by Nielsen Designated Market Areas, or "DMAs." A company may own two television stations in a DMA if the stations' Grade B contours do not overlap. Conversely, a company may own television stations in separate DMAs even if the stations' service contours do overlap. Furthermore, a company may own two television stations in a DMA with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations will remain in the DMA after the combination; and
(ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be "failed" or "failing" (under specific FCC definitions of those terms), or authorized but not built. A buyer seeking such a waiver must also demonstrate that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

With respect to radio licensees, the 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing one entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's implementing rules also greatly eased local radio ownership restrictions. The maximum allowable number of stations that may be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. These new rules permit common ownership of substantially more stations in the same market than did the FCC's prior rules, which at most allowed ownership of no more than two AM stations and two FM stations even in the largest markets.

Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the United States Department of Justice ("Antitrust Division") and the Federal Trade Commission ("FTC") have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquirer already owns one or more radio stations in a particular market and seeks to acquire another radio station in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC has also been more aggressive in independently examining issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of numerous proposed radio station purchases by various parties because of market concentration concerns, and generally will not approve radio acquisitions where the Antitrust Division has expressed concentration concerns, even if the acquisition complies with the FCC's numerical station limits. Moreover, in recent months the FCC has followed a policy of giving specific public notice of its intention to conduct additional ownership concentration analysis, and soliciting public comment on "the issue of concentration and its effect on competition and diversity," with respect to certain applications for consent to radio station acquisitions based on advertising revenue shares or other criteria.

In 1992, the FCC adopted rules with respect to so-called local marketing agreements, or "LMAs", by which the licensee of one radio station provides substantially all the programming for another licensee's station in the same market and sells all of the advertising within that programming. Under these rules, in determining the number of radio stations that a single entity may control, an entity that owns one or more radio stations in a market and programs a station in the same market pursuant to an LMA is required, under certain circumstances, to count the LMA station toward its local radio ownership limits even though it does not own the station. As a result, in a market where Jacor or Clear Channel own one or more radio stations, the Company generally cannot provide programming under an LMA to another radio station if the station cannot be acquired under the local radio ownership rules.

In August 1999, the FCC adopted rules for television LMAs similar to those that govern radio LMAs. As is the case for radio LMAs, an entity that owns a television station and programs more than 15% of the broadcast time on another television station in the same market is now required to count the LMA station toward its television ownership limits even though it does not own the station. Thus, in the future with respect to markets in which Jacor or Clear Channel own television stations, the Company generally will not be able to enter into an LMA with another television station in the same market if the station cannot be acquired under the revised television duopoly rule.

In adopting these new rules concerning television LMAs, however, the FCC provided "grandfathering" relief for LMAs that were in effect at the time of the rule change.
Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. Such LMAs entered into after November 5, 1996, were allowed to continue until August 5, 2001, at which point they must be terminated unless they comply with the revised television duopoly rule.

A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a daily newspaper or cable television system that is located in the same market served by the television station.

Prior to August 1999, FCC rules also generally prohibited common ownership of a television station and one or more radio stations in the same market, although the FCC in many cases allowed such combinations under waivers of the rule.
In August 1999, however, the FCC comprehensively revised its radio/television cross-ownership rule. The revised rule permits the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, if the market will have at least twenty separately owned broadcast, newspaper and cable "voices" after the combination. Common ownership of up to two television and four radio stations is permissible when ten "voices" will remain, and common ownership of up to two television and one radio station is permissible in all markets regardless of voice count. The radio/television limits, moreover, are subject to the compliance of the television and radio components of the combination with the television duopoly rule and the local radio ownership limits, respectively. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is "failed" (i.e., off the air for at least four months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

There are nine markets where Jacor or Clear Channel own both radio and television stations under temporary and conditional waivers of the prior radio/television cross-ownership rule. In some of these markets, the number of radio stations Jacor or Clear Channel own complies with the limit imposed by the revised rule, and Clear Channel has asked the FCC to permanently authorize its common ownership of its radio and television stations in such markets. In those markets where the number of radio stations Jacor or Clear Channel own exceeds the limit under the revised rule, the present television/radio combinations nonetheless may be retained at least until 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. As with grandfathered television LMAs, beginning in September 2000 Clear Channel will have the opportunity to obtain permanent authorization for its non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

The 1996 Act eliminated a statutory prohibition against common ownership of television broadcast stations and cable systems serving the same area, but left the current FCC rule in place. The 1996 Act stipulates that the FCC should not consider the repeal of the statutory ban in any review of its applicable rules. The legislation also eliminated the FCC's former network/cable cross-ownership limitations, but allowed the FCC to adopt regulations if necessary to ensure carriage, appropriate channel positioning, and nondiscriminatory treatment of non-affiliated broadcast stations on network-owned cable systems. The FCC eliminated the restriction and determined that additional safeguards were not necessary at this time.

The 1996 Act did not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule. Finally, the 1996 Act and the FCC's subsequently issued rule changes revised the long-standing "dual network" rule to permit television broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC or FOX) or (b) any of the four existing networks and one of the two emerging networks (WB or UPN).

Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially as part of its regulatory reform obligations to determine whether its various rules are still necessary. The first such biennial review commenced March 13, 1998, with the FCC's adoption of a notice of inquiry soliciting comment on its ownership rules. In this notice of inquiry, the FCC has requested specific comment on

- the manner in which the FCC counts stations for purposes of the local radio multiple ownership rule;
- the "UHF discount," under which UHF television stations are attributed with only 50% of their reach for purposes of the national television audience reach limit;
- the prohibition on common ownership of a daily newspaper and a radio or TV broadcast station in the same market; and
- the prohibition on common ownership of a television station and a cable system in the same market.

We cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules has increased the level of competition in many markets in which our stations are located.

Under the FCC's ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same areas as stations owned by us or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, as well as general partners, limited partners and limited liability company members who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee, either directly or indirectly, generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of such outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not "materially involved" in the management and operation of the subject media property, and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not subject to attribution unless such interests implicate the FCC's recently-adopted "equity/debt plus," or "EDP," rule. Under the EDP rule, an aggregate interest in excess of 33% of a licensee's total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee's station's total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators, and newspapers). To the best of our knowledge at present, none of our officers, directors or five percent stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a corporate licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. Since we or our parent serve as a holding company for subsidiaries that serve as licensees for our stations, we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non-foreign governments, or foreign corporations.

Other Regulations Affecting Broadcast Stations

General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of local television stations and of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

Children's Television Programming. The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children's educational programming.

Closed Captioning. The FCC has adopted rules requiring closed captioning of broadcast television programming. The rules require generally that (i) 100% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the 1996 Act, the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of all television receiver models with picture screens 13 inches or greater were required to have the "V-chip" by July 1, 1999, and all such models were required to have the "V-chip" by January 1, 2000. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

Recent Developments, Proposed Legislation and Regulation

Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the affirmative action requirements of the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC responded to the court's ruling in September 1998 by suspending its requirements for the filing by broadcasters of annual employment reports and program reports. In January 2000, the FCC adopted new EEO rules, which (1) require broadcast licensees to widely disseminate information about job openings to all segments of the community; and (2) give broadcasters the choice of implementing two FCC-suggested supplemental recruitment measures or, alternatively, designing their own broad recruitment/outreach program. The FCC also reinstated its requirement that broadcasters file annual employment reports and other EEO-related forms with the FCC.

Distribution of Video Services by Telephone Companies. Recent actions by Congress, the FCC and the courts all presage significant future involvement in the provision of video services by telephone companies. We cannot predict either the timing or the extent of such involvement. These developments all relate to a former provision of the Communications Act that prohibited a local telephone company from providing video programming directly to subscribers within the company's telephone service areas. As applied by government regulators historically, the former provision prevented telephone companies from providing cable service over either the telephone network or a separate cable system located within the telephone service area. That provision has now been superseded by the 1996 Act, which provides for telephone company entry into the distribution of video services either under the laws and rules applicable to cable systems as operators of so-called "wireless cable systems", as common carriers or under new rules devised by the FCC for "open video systems" subject to certain common carrier requirements.

The 1996 Act also eliminated the FCC's "video dialtone" rules, which allowed telephone companies to provide a transport "platform" to multiple video programmers, including, potentially, competing program packages, on a non-discriminatory, common carrier basis. The legislation does not affect any video dialtone systems approved prior to enactment of the 1996 Act. Congress instead has determined that telephone companies may offer video programming either as a traditional cable operator, as a so-called "wireless cable" operator, as a common carrier, or through operation of an "open video system." Although Congress specifically preempted the FCC's video dialtone rules, the legislation's directives for open video systems resemble the rules adopted or proposed for video dialtone systems in certain respects. These include the requirements that the operator of an open video system offer carriage capacity to various video programming providers under nondiscriminatory rates, terms, and conditions; and if demand for carriage exceeds the channel capacity of the open video system, the operator generally is barred from devoting more than one-third of the system's capacity to programming provided by itself or an affiliate.

The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems. The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such a system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems and other multi-channel video programming distributors must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

In March 1997, the U.S. Supreme Court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act remains in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see below) to be broadcast by licensed television stations, including those owned by us, over the next several years is still a matter to be determined in an ongoing rulemaking proceeding initiated by the FCC in July 1998. FCC rules that impose no or limited obligations on cable systems and other multi-channel video programming distributors to carry the digital signals of television broadcast stations in their local markets could adversely affect our operations.

The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, as discussed above, the 1996 Act repealed the cross-ownership ban between cable and telephone entities and the FCC's former video dialtone rules. These actions, among other regulatory developments, permit involvement by telephone companies in providing video services. We cannot predict the impact that telephone company entry into video programming will have upon the broadcasting industry.

The 1996 Act also repealed or curtailed several cable-related ownership and cross-ownership restrictions. For example, as noted above, the 1996 Act eliminated the broadcast network/cable cross-ownership limitations and the statutory prohibition on TV/cable cross-ownership.

Advanced Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the United States. In December 1996, the FCC adopted a digital television broadcast standard and, in April 1997, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing digital television. The FCC adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

Digital television channels will generally be located in the range of channels from channel 2 through channel 51. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the 10 largest markets were required to be on the air with a digital signal by May 1, 1999. Affiliates of the four major networks in the top 30 markets were required to be transmitting digital signals by November 1, 1999. All other commercial broadcasters must follow suit by May 1, 2002.

The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

- one or more television stations affiliated with ABC, CBS, NBC or FOX in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or

- less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

The FCC is currently considering whether cable television system operators should be required to carry local stations' digital television signals in addition to the currently required carriage of such stations' analog signals. In July 1998, the FCC issued a Notice of Proposed Rulemaking posing seven different options for the carriage of digital signals and solicited comments from all interested parties. The FCC has yet to issue a decision on this matter.

The FCC also is considering the impact of low power television ("LPTV") stations on digital broadcasting. Currently, stations in the LPTV service are authorized with "secondary" frequency use status, and, as such, may not cause interference to, and must accept interference from, full service television stations. With the conversion to DTV now underway, LPTV stations, which already were required to protect existing analog television stations, are now required to protect the new DTV stations and allotments as well. Thus, if an LPTV station causes interference to a new DTV station, the LPTV station must either find a suitable replacement channel or, if unable to do so, cease operating. In recognition of the consequences the DTV transition could have on many LPTV stations, legislation enacted in November 1999 created a new "Class A" LPTV service that will afford some measure of primary status (i.e., interference protection) to certain qualifying LPTV stations. Thus, in the future, full service television stations will have to provide interference protection to all LPTV stations certified as Class A. In accordance with the recently enacted law, in January 2000, the FCC sought comment on proposed rules for the new Class A television service. Congress has directed the FCC to finalize its rules by March 28, 2000. We cannot predict the form of the new rules or the impact of such rules on our operation.

In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of digital television broadcasters. Specifically, the Commission is requesting information in four general areas: (1) the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) service to local communities in terms of providing information on public interest activities and disaster relief; (3) enhancing access to the media by persons with disabilities and using
DTV to encourage diversity in the digital era; and (4) enhancing the quality of political discourse. The FCC stated that it was not proposing new rules or policies, but merely seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV.

Implementation of digital television will improve the technical quality of television signals received by viewers and will give television broadcasters the flexibility to provide new services, including high definition television or multiple programs of standard definition television and data transmission. However, the implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. In addition, the 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees. We cannot predict what future actions the FCC might take with respect to digital television, nor can we predict the effect of the FCC's present digital television implementation plan or such future actions on our business. We and our parent company will incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for digital television services.

Digital Audio Radio Service. In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service. Satellite digital audio radio service systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has issued two authorizations to launch and operate satellite digital audio radio service. The FCC also has undertaken an inquiry regarding rules for the terrestrial broadcast of digital audio radio service signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. We cannot predict the impact of either satellite digital audio radio service or terrestrial digital audio radio service on our business.

Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations ("LPFM"). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed "to serve very localized communities or underrepresented groups within communities." We cannot predict the impact of low power FM radio stations on our business.

Direct Broadcast Satellite Systems. There are currently in operation several direct broadcast satellite systems that serve the United States, and it is anticipated that additional systems will become operational over the next several years. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. Direct broadcast satellite systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. We cannot predict the impact of direct broadcast satellite systems on our business.

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, the establishment of a low power FM radio service, and the advent of telephone company participation in the provision of video programming service.

The foregoing is a brief summary of certain provisions of the Communications Act, the 1996 Act, the 1992 Cable Act, and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the 1992 Cable Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcast business.

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

Employees

As of December 31, 1999, Jacor employed approximately 4,800 persons, 3,700 on a full-time and 1,100 on a part-time basis. Each Jacor broadcast area has its own complement of employees which generally include a general manager, sales manager, operations manager, business manager, advertising sales staff, on-air personalities and clerical personnel.

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

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES


                           PART II








Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company completed a tax-free, stock for stock merger with Clear Channel as of close of business May 4, 1999, whereby shares of Jacor common stock were exchanged for shares of Clear Channel stock at an agreed upon ratio. Upon conclusion of the Merger, Clear Channel became the sole shareholder of the Company, owning one outstanding share of Jacor common stock, therefore there is no market for the Company's common stock.

Prior to the Clear Channel Merger, the Company's common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "JCOR". The following table presents the high and low sale prices for the Company's common stock for each quarter of 1998 and the first quarter of 1999 as reported on The Nasdaq National Market. The stock price as of close of business May 4, 1999 was $80.25.

                                                       Price Range of
                                                        Common Stock

                                                     High         Low
1998
     1st Quarter............................      $63.00        $46.00
     2nd Quarter............................       63.63         50.25
     3rd Quarter............................       65.25         45.31
     4th Quarter............................       65.00         36.88

1999
     1st Quarter............................      $77.25        $62.75

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

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





GENERAL

The following discussion should be read in conjunction with the financial statements beginning on page 49.

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

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




GENERAL, Continued

Most advertising contracts are short-term and run only for a few weeks. Most of the Company's revenue is generated from local advertising, which is sold by the station's sales staff. In 1999, approximately 80% of the Company's gross station revenue was from local advertising and approximately 20% was from national advertising. A station's local sales staff solicits advertising, either directly from the local advertiser or through an advertising agency for the local advertiser. National advertising sales for most of the Company's stations are made by the Company's national sales managers in conjunction with the efforts of an independent advertising representative who specializes in national sales and is compensated on a commission-only basis.

The Company's broadcasting services include the distribution of syndicated radio programs and comprehensive radio research services. The Company enters into contracts with radio stations throughout the country to supply them with syndicated programs such as The Rush Limbaugh Show and The Dr. Laura Program. The Company generates revenue from distributing its syndicated programming in two ways: (i) selling commercial broadcast inventory received in exchange for the syndicated programming, and (ii) cash programming fees. Aside from The Rush Limbaugh Show and The Dr. Laura Program, most of the Company's syndicated programs are sold in exchange for commercial broadcast inventory. In those cases, the Company's revenues depend on how successful the Company is in selling air time to advertisers at attractive rates.

The Company, through its wholly owned subsidiary, Premiere Radio Networks, Inc. ("Premiere"), also provides research services, including music play lists and on-air promotion tracking and call-out research, for eleven radio formats, in exchange for commercial broadcast inventory instead of on a cash basis. This practice makes the services more attractive to radio stations which have limited cash resources and/or excess commercial broadcast inventory. Premiere's in house sales force sells commercial broadcast inventory to more than 500 national advertisers. Premiere leverages its sales force and generates additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party networks and independent syndicated programming and service suppliers that do not have their own sales forces.

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

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES










LIQUIDITY AND CAPITAL RESOURCES

Recent liquidity needs have been driven by the Company's acquisition strategy. The Company's acquisitions since 1996 have been financed with funds raised through a combination of debt and equity instruments. The Company currently has sufficient resources to finance all pending acquisitions.


Financing Activities

Cash used by financing activities was $125.8 million for the year ended December 31, 1999, as compared to cash provided of $744.8 million for the year ended December 31, 1998 and $552.9 million for the year ended December 31, 1997. The change between years is due primarily to payment of the outstanding debt under the Company's credit facility and $22.1 million of the Company's senior subordinated notes due to the Clear Channel Merger. Additionally, the change is due in part to the amount of cash necessary for the acquisition of radio stations and broadcasting related service companies in the respective years.

Investing Activities

Cash flows used for investing activities were $123.4 million for the year ended December 31, 1999 as compared to $836.0 million for the year ended December 31, 1998 and $658.3 million for the year ended December 31, 1997. The variations from year to year are related to varying station acquisition and disposition activities and capital expenditures, as described below.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES










LIQUIDITY AND CAPITAL RESOURCES, Continued

Completed Acquisitions and Dispositions

During 1999, the Company acquired the stock of one and the broadcast assets and FCC licenses of 31 radio stations and one low-powered television station in five of the Company's existing broadcast areas and 14 new broadcast areas for cash consideration of approximately $116.7 million, of which approximately $10.5 million was placed in escrow in 1997 and 1998. These acquisitions were funded primarily through borrowings under the Company's credit facility, which was paid in full by Clear Channel at the date of the Merger.
The broadcast assets and FCC licenses of 15 radio stations, and the broadcast assets of one additional radio station, valued at approximately $86.6 million, in two of the Company's existing broadcast areas and eight new broadcast areas, were purchased in part with proceeds held by a qualified intermediary from the sale of five and exchange of one station in two broadcast areas, valued at $103.0 million. The remaining cash held by the qualified intermediary was returned to the Company. The Company also purchased the stock of one broadcasting services company for approximately $55.0 million, with contingent consideration of up to approximately $13.2 million due in 2002. The Company also sold the broadcast assets and FCC license of one radio station for $5.0 million in cash.

Recently Completed Dispositions

During the first quarter of 2000, the Company disposed of the FCC licenses and substantially all of the broadcast assets of two stations in one broadcast area that had been placed in trust at the date of the Clear Channel Merger.

Pending Acquisitions and Dispositions

The Company has entered into agreements to purchase the stock of one and the FCC licenses and substantially all of the broadcast assets of 18 radio stations in five of the Company's existing broadcast areas and three new broadcast areas for approximately $32.6 million in cash, of which approximately $2.1 million has been placed in escrow. The
Company expects all financing of its pending acquisitions will be provided by cash flows from operating activities or its parent company, Clear Channel.

The Company has also entered into agreements to sell the intellectual property of one station and the FCC licenses and broadcast assets of seventeen additional stations in twelve broadcast areas.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES, Continued

See the table beginning on page 5 for a detailed list by market of the 246 radio stations owned and/or operated by the Company upon completion of all pending acquisitions and dispositions.

Capital Expenditures

The Company had capital expenditures of $63.7 million, $36.2 million and $20.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's capital expenditures for operations consist primarily of broadcasting equipment purchases, tower upgrades, and new facilities to consolidate duplicate operating locations.
Additionally, in 1999 and 1998   capital expenditures
included outlays of cash for the Company's ongoing digital automation project and in 1997 capital expenditures included a centralized accounting system and the Company's wide area network.


Operating Activities

For the year ended December 31, 1999, cash flow provided by operating activities was $237.3 million, as compared to $82.6 million for the year ended December 31, 1998 and $56.0 million for the year ended December 31, 1997. The change is primarily due to an increase in operating income related to acquisitions.

         JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







RESULTS OF OPERATIONS

The Company operates in a single reportable segment, broadcast radio and television. At December 31, 1999, the segment includes 257 radio stations in 77 broadcast areas, Premiere, two television stations and several insignificant broadcast service companies. Substantially all revenues are generated from the sale of commercial broadcast inventory, market research, traffic reporting and satellite connectivity.

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

Financial information for 1999 includes results of operations through May 4, 1999, stated on a historical cost basis and the results of operations from May 5, 1999 through December 31, 1999, after applying push down accounting as described in Note 2 of the consolidated financial statements.

Financial information for the Company's segment is as follows (in thousands):

                                                 Favorable            Favorable
                                               (Unfavorable)         Unfavorable)
For the years ended December 31,        1999      Change      1998     Change        1997
Net revenues                        $  986,713     30.8%  $  754,468    42.2%    $  530,574
Broadcast operating expenses           620,643    (24.7%)    497,861   (39.5%)      356,783

Broadcast cash flow                    366,070     42.7%     256,607    47.7%       173,791
Depreciation & amortization            287,451   (138.8%)    120,392   (53.4%)       78,485

Operating income before Corporate
 general and administrative expense     78,619    (42.3%)    136,215    42.9%        95,306

Corporate general and administrative
 expense                               (23,133)   (17.5%)    (19,684)  (39.7%)      (14,093)

Net operating income                $   55,486    (52.4%) $  116,531    43.5%    $   81,213

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




RESULTS OF OPERATIONS, Continued

                                                 Favorable            Favorable
                                               (Unfavorable)        (Unfavorable)
For the years ended December 31,        1999      Change      1998     Change         1997
Other Consolidated Statements of
Operations Data:
Interest expense                    $ (110,715)    (3.2%) $ (107,295)   (30.3%)   $  (82,315)
Gain on sale of assets              $  130,385   1096.6%  $   10,896     (2.1%)   $   11,135
Income tax expense                  $  (53,045)   (88.8%) $  (28,100)  (192.7%)   $   (9,600)
Extraordinary loss                  $  (13,185)     -  %  $     -         -  %    $   (7,456)
Net income (loss)                   $    3,402    261.1%  $      942    123.2%    $   (4,052)

Other Consolidated Financial
Statement Data:
Capital expenditures                $   63,716     75.9%  $   36,232     81.3%    $   19,980
Radio station and other
 acquisitions                       $  151,316    (81.1%) $  800,211      9.4%    $  731,616
Total assets                        $7,509,017    119.5%  $3,420,708     31.5%    $2,601,878


Discussion  of  Broadcast Radio and Television Segment Financial  Statement
Changes

The increase in net revenue from 1998 to 1999, and from 1997 to 1998 is due primarily to revenue generated at those properties owned or operated during 1999, but not during the comparable 1998 period, and during 1998, but not during the comparable 1997 period, respectively.

The increase in radio broadcast operating expenses from 1998 to 1999, and from 1997 to 1998 is due primarily to expenses incurred at those properties owned or operated during 1999 but not during the comparable 1998 period, and during 1998 but not during the comparable 1997 period, respectively.

Depreciation and amortization expense increased from 1998 to 1999 due to the write up of intangible assets to fair value due to the Clear Channel Merger. Depreciation and amortization expense increased from 1997 to 1998 due to acquisitions made during 1997 and 1998.

Operating income decreased from 1998 to 1999 due to the increase in amortization and depreciation expense. Operating income increased from 1997 to 1998 as a result of the acquisitions made throughout 1997 and 1998, and to a lesser extent, increases in operating performance.

Discussion of Other Consolidated Statements of Operations Data

Interest expense increased from 1998 to 1999, and from 1997 to 1998 due to increases in outstanding debt incurred in connection with the Company's acquisitions.

The gain on sale of assets in 1999 is the result of the exchange of five stations in Louisville, Kentucky and one station in Tampa, Florida prior to the Clear Channel Merger, as well as the sale of two of the Company's equity investments. The gain on sale of assets in 1998 resulted primarily from the exchange of two radio stations in San Diego, California and three radio stations in Columbus, Ohio in August 1998. The gain on the sale of assets in 1997 resulted primarily from the sale of the Company's investment in warrants in February 1997 and in an equity security in May 1997.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES







RESULTS OF OPERATIONS, Continued

The increase in income tax expense from 1998 to 1999 was due to increased taxable income resulting from higher revenues, as well as gains on the sale of assets. The effective tax rate increased as well, as a result of an increase in non-deductible goodwill resulting from the Clear Channel Merger. Income tax expense increased from 1997 to 1998 due to approximately $14.8 million in deferred tax expense related to gains recorded on the exchange of certain radio stations.

The Company recognized an extraordinary loss in 1999 due to the tender offer on the Company's 10 1/8% Senior Subordinated Notes, 9 3/4% Senior Subordinated Notes, 8 3/4% Senior Subordinated Notes, and 8% Senior Subordinated Notes. See Footnote 7 to the Consolidated Financial Statements. The Company recognized extraordinary losses in 1997 related to the write off of debt financing costs due to significant amendments to the Company's Credit Facility.

Year 2000 Computer System Compliance

In prior years, the Company discussed the nature and progress of plans to become Year 2000 ready. In late 1999, Jacor completed the remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date changes. An immaterial amount was expensed to operations during 1999 in connection with remediating of the systems. Jacor is not aware of any material problems resulting from year 2000 issues, either with the Company's products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 133 is amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Item 7A is not applicable to the Company.




Item 8.  Financial Statements and Supplementary Data

                                                                  Page

Report of Independent Auditors - Ernst & Young LLP                 47

Report of Independent Auditors - PricewaterhouseCoopers LLP        48

Consolidated Balance Sheets:  December 31, 1999 and 1998           49

Consolidated Statements of Operations and Comprehensive Income:
  for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999, and
  for the years ended December 31, 1998 and 1997                   50

Consolidated Statements of Shareholders' Equity:
  for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999, and
  the years ended December 31, 1998 and 1997                       52

Consolidated Statements of Cash Flows:
  for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999, and
  for the years ended December 31, 1998 and 1999                   54

Notes to Consolidated Financial Statements                         56

Quarterly Financial Data                                           79

                      Report of Independent Auditors








Board of Directors
Jacor Communications

We have audited the accompanying consolidated balance sheet of Jacor Communications, Inc. as of December 31, 1999 and the related consolidated statements of operations and comprehensive income, shareholder's equity and cash flows for the period from May 5, 1999 through December 31, 1999, and the period from January 1, 1999 through May 4,1999 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacor Communications, Inc. at December 31, 1999 and the consolidated results of its operations and its cash flows for the period from May 5, 1999 through December 31, 1999, and the period from January 1, 1999 to May 4, 1999 (Predecessor), in conformity with accounting principles generally accepted in the United States.




                                        /s/ Ernst & Young LLP

March 24, 2000

                 REPORT OF INDEPENDENT AUDITORS








To the Shareholders and
Board of Directors of
Jacor Communications, Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows, as of and for each of the two years in the period ended December 31, 1998, present fairly, in all material respects, the financial position, results of operations and cash flows of Jacor Communications, Inc. and its subsidiaries as of and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Jacor Communications, Inc. and its subsidiaries for any period subsequent to December 31, 1998.







PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 12, 1999


                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1999 AND 1998
                   (In thousands, except share amounts)


                                                                    Predecessor
                                                  1999                 1998
                     ASSETS
Current assets:
  Cash and cash equivalents                   $     8,194         $    20,051
  Accounts receivable, less allowance for
    doubtful accounts of $8,346 in 1999
    and $8,303 in 1998                            233,722             201,466
  Other current assets                             38,515              32,796
            Total current assets                  280,431             254,313
Property and equipment, net                       334,019             281,049
Intangible assets, net                          6,844,174           2,749,348
Other assets                                       50,393             135,998
            Total assets                      $ 7,509,017         $ 3,420,708

                     LIABILITIES
Current liabilities:
  Accounts payable                            $    19,241         $    20,015
  Accrued payroll                                  22,447              16,238
  Accrued expenses and other                      123,298              86,184
  Accrued income taxes                             34,761               5,963
  Current portion long-term debt                     -                 35,000
          Total current liabilities               199,747             163,400
Due to Clear Channel, net                         827,122                -
Long-term debt                                    571,405           1,289,574
Liquid Yield Option Notes ("LYONs")               490,809             306,202
Deferred income taxes                             782,496             345,478
Other long-term liabilities                        89,867             112,988

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, authorized and unissued
   4,000,000 shares                                  -                    -
Common stock, no par value, $0.01 per share
   stated value; authorized 100,000,000
   shares, issued and outstanding shares:
   1 in 1999 and 51,184,217 in 1998                  -                    512
Additional paid-in capital                      4,354,744           1,124,057
Common stock warrants                             252,862              30,819
Accumulated other comprehensive income               -                 25,428
Retained (deficit) earnings                       (60,035)             22,250
            Total shareholders' equity          4,547,571           1,203,066
            Total liabilities and
              shareholders' equity            $ 7,509,017         $ 3,420,708

                   The accompanying notes are an integral
               part of the consolidated financial statements.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999,
            and for the years ended December 31, 1998 and 1997
                 (In thousands, except per share amounts)

                                                                Predecessor
                                   May 5, 1999      January 1,
                                     through          1999
                                   December 31,      through
                                      1999 *       May 4, 1999      1998        1997

    Broadcast revenue              $  805,068     $  306,824    $  850,720   $  595,229
         Less agency commissions       90,002         35,177        96,252       64,655

            Net revenue               715,066        271,647       754,468      530,574

    Broadcast operating expenses      428,566        192,077       497,861      356,783
    Depreciation and amortization     240,500         46,951       120,392       78,485
    Corporate general and
       administrative expenses         15,760          7,373        19,684       14,093

            Operating income           30,240         25,246       116,531       81,213

    Interest expense                  (70,984)       (39,731)     (107,295)     (82,315)
    Gain on sale of assets               -           130,385        10,896       11,135
    Other (expense) income             (5,361)          (163)        8,910        2,971

            (Loss) income before
              income taxes and
              extraordinary loss      (46,105)       115,737        29,042       13,004

    Income tax expense                   (745)       (52,300)      (28,100)      (9,600)

     (Loss) income before
       extraordinary loss             (46,850)        63,437           942        3,404

     Extraordinary loss, net
       of income tax benefit         (13,185)          -             -           (7,456)

            Net (loss) income         (60,035)        63,437           942       (4,052)

    Other comprehensive (loss)
       income before tax:
    Unrealized gains on securities       -              -           42,380        2,697
    Less: reclassification adjustment
       for gains included in net
       (loss) income                     -           (42,380)         -          (6,100)
    Other comprehensive (loss)
       income, before tax                -           (42,380)       42,380       (3,403)
    Income tax benefit (expense)
       related to items of other
       comprehensive (loss) income       -            16,952       (16,952)       1,361
    Other comprehensive (loss)
       income, net of tax                -           (25,428)       25,428       (2,042)

    Comprehensive (loss) income    $  (60,035)    $   38,009    $   26,370   $   (6,094)



                                   (Continued)


                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999,
            and for the years ended December 31, 1998 and 1997
                 (In thousands, except per share amounts)
                                (Continued)



                                                               Predecessor
                                   May 5, 1999      January 1,
                                     through          1999
                                   December 31,      through
                                      1999 *       May 4, 1999      1998         1997
    Basic net income (loss)
      per common share:
         Before extraordinary loss                   $ 1.24        $ .02       $ .08
         Extraordinary loss                             -            -          (.18)
          Net income (loss)
            per common share                         $ 1.24        $ .02       $(.10)

    Diluted net income (loss)
     per common share:
       Before extraordinary loss                     $ 1.07        $ .02       $ .08
       Extraordinary loss                               -            -          (.18)
          Net income (loss)
           per common share                          $ 1.07        $ .02       $(.10)

    Number of common shares used
       in Basic calculation                           51,299        50,389      40,460

    Number of common shares used
       in Diluted calculation                         61,916        54,565      42,163

[FN]


* Earnings per share information is not presented subsequent to May 4, 1999. At the date of the Merger all of the outstanding stock of the Company was exchanged for Clear Channel common stock rendering the calculation not meaningful.














                  The accompanying notes are an integral
              part of the consolidated financial statements.

               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of Clear Channel Communications, Inc.)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999, and
                  the years ended December 31, 1998 and 1997
                                  (In thousands)


                                                          Accumulated
                     Common Stock    Additional  Common      Other      Retained
                  Shares    Stated    Paid-In     Stock  Comprehensive  Earnings
                            Value     Capital   Warrants     Income     (Deficit)   Total
--------------------------------------------------------------------------------------------
Balances,
 December 31,
 1996             31,287     $313  $  432,721   $26,500    $ 2,042     $25,360     $  486,936
 (Predecessor)
---------------------------------------------------------------------------------------------
Common stock
 offering          8,321       83     246,079      -          -           -           246,162
Stock issued for
 acquisitions      5,774       58     179,370      -          -           -           179,428
Employee stock
 purchases            87        1       2,137      -          -           -             2,138
Exercise of
 stock options       220        2       3,030      -          -           -             3,032
Issuance of
 warrants           -          -         -        5,000       -           -             5,000
Other
 comprehensive
 income             -          -         -         -        (2,042)       -            (2,042)
Other               -          -         (251)     -          -           -              (251)
Net loss            -          -         -         -          -         (4,052)        (4,052)
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1997            45,689      $457  $  863,086   $31,500       -        $21,308     $  916,351
 (Predecessor)
---------------------------------------------------------------------------------------------
Common stock
 offering         5,073        51     244,888      -          -           -           244,939
Employee stock
 purchases           70        -        3,080      -          -           -             3,080
Exercise of
 stock options      277         3       4,707      -          -           -             4,710
Conversion of
 warrants            70         1       3,504      (681)      -           -             2,824
Other
 comprehensive
 income             -          -         -         -       $25,428        -            25,428
LYONs conversions     5        -          194      -          -           -               194
Other               -          -        4,598      -          -           -             4,598
Net income          -          -         -         -          -            942            942
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1998            51,184      $512   $1,124,057   $30,819   $25,428     $22,250     $1,203,066
 (Predecessor)



                                  (Continued)


               JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
       (A wholly owned subsidiary of Clear Channel Communications, Inc.)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999, and
                  the years ended December 31, 1998 and 1997
                                  (In thousands)
                                  (Continued)




                                                          Accumulated
                     Common Stock    Additional  Common      Other       Retained
                  Shares    Stated    Paid-In     Stock  Comprehensive   Earnings
                            Value     Capital   Warrants     Income      (Deficit)   Total
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1998            51,184      $512   $1,124,057   $30,819   $25,428     $22,250     $1,203,066
 (Predecessor)
---------------------------------------------------------------------------------------------
Employee stock
 purchases           25        -         1,354      -         -           -             1,354
Exercise of
 stock options    1,301        13       22,263      -         -           -            22,276
Conversion of
 warrants            23        -         1,138      (219)     -           -               919
Other
 comprehensive
 income            -           -          -         -      (25,428)       -           (25,428)
LYONs conversions    50         1        1,903      -         -           -             1,904
Net income         -           -          -         -         -         63,437         63,437
---------------------------------------------------------------------------------------------
Balances,
 May 4, 1999     52,583      $526   $1,150,715   $30,600      -        $85,687     $1,267,528
 (Predecessor)
---------------------------------------------------------------------------------------------
Purchase
 accounting
 adjustment     (52,583)     (526)   3,204,029   222,828      -        (85,687)     3,340,644
Conversion of
 warrants          -           -          -         (566)     -           -              (566)
Net loss           -           -          -         -         -        (60,035)       (60,035)
---------------------------------------------------------------------------------------------
Balances,
 December 31,
 1999              -         $ -    $4,354,744  $252,862   $  -       $(60,035)    $4,547,571










                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999,
            and for the years ended December 31, 1998 and 1997
                              (In thousands)





                                                                Predecessor
                                     May 5, 1999     January 1,
                                       through         1999
                                     December 31,     through
                                        1999        May 4, 1999     1998      1997

Cash flows from operating activities:
  Net (loss) income                  $ (60,035)    $  63,437     $    942   $ (4,052)
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities:
     Depreciation                       23,053        10,194       26,457     17,836
     Amortization of intangibles       217,447        32,943       93,935     60,649
     Extraordinary loss                 13,185          -            -         7,456
     Non-cash interest expense           2,711         4,311       17,227      6,618
     Provision for bad debts
       and other                           301          (259)       2,108      1,155
     Deferred taxes                     14,304          -          14,956     (6,648)
     Gain on sale of assets               -         (130,385)     (10,896)   (11,135)
     Changes in operating assets
       and liabilities, net of
       effects of acquisitions
       and disposals:
         Accounts receivable           (42,957)       10,658      (68,319)   (37,495)
         Other current assets          (27,871)         (951)      (1,451)    (9,637)
         Accounts payable, accrued
           expenses and other           57,212        49,962        7,640     31,293

Net cash provided by
  operating activities                 197,350        39,910       82,599     56,040












                               (Continued)


                JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
     (A wholly owned subsidiary of Clear Channel Communications, Inc.)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the period from May 5, 1999 through December 31, 1999, the period from January 1, 1999 through May 4, 1999,
            and for the years ended December 31, 1998 and 1997
                              (In thousands)
                                (Continued)


                                                                 Predecessor
                                      May 5, 1999     January 1,
                                        through         1999
                                      December 31,     through
                                         1999        May 4, 1999     1998       1997
Cash flows from investing activities:
  Capital expenditures               $   (47,214)   $  (16,502)  $ (36,232)   $ (19,980)
  Cash paid for acquisitions             (41,549)     (102,111)   (786,992)    (680,206)
  Deposits on broadcast stations            -           (7,656)    (13,219)     (51,410)
  Proceeds from sale of assets              -          175,622      10,400       93,263
  Cash held in trust                      83,000       (83,000)       -            -
  Merger costs                           (69,500)         -           -            -
  Loans originated and other                -          (14,450)    (10,000)        -

Net cash used by investing
    activities                           (75,263)      (48,097)   (836,043)    (658,333)

Cash flows from financing activities:
  Issuance of long-term debt                -          180,000     534,539      627,700
  Common stock proceeds, net of
   issuance costs                           -           19,232     249,243      248,433
  Repayment of long-term debt               -         (115,000)   (197,500)    (310,200)
  Payment of financing costs and other      -             -         (8,461)     (13,053)
  Issuance of LYONs                         -             -        166,950         -
  Advances from Clear Channel, net      (209,989)         -           -            -

Net cash (used) provided by
    financing activities                (209,989)       84,232     744,771      552,880

Net (decrease) increase in cash
  and cash equivalents                   (87,902)       76,045      (8,673)     (49,413)
Cash and cash equivalents at
  beginning of period                     96,096        20,051      28,724       78,137

Cash and cash equivalents at
  end of period                       $    8,194    $   96,096   $  20,051    $  28,724

Supplemental disclosures of cash
flow information:
  Cash paid for:
     Interest                         $   46,300    $   24,409   $  87,253     $ 72,191
     Income taxes                     $   44,204    $   12,914   $   8,588     $  5,383

Supplemental schedule of non-cash
investing and financing activities:
  Fair value of assets exchanged      $     -       $   20,000   $ 258,566     $120,000
  Liabilities assumed in acquisitions $     -       $     -      $  19,263     $120,325




                  The accompanying notes are an integral
              part of the consolidated financial statements.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

     Description of Business

     Jacor Communications, Inc. (the "Company" or "Jacor"), a wholly-owned subsidiary of Clear Channel Communications, Inc. ("Clear Channel"), operates in a single reportable segment, broadcast radio and television, which derives its revenue from the sale of commercial broadcast inventory, market research, traffic reporting and satellite connectivity. Prior to the Clear Channel Merger, the Company operated in a single reportable segment - Radio, which included all of the Company's radio stations and Premiere Radio Networks, Inc. Aggregated segments included in the caption "other" included one television station and various broadcast related businesses.

     As of December 31, 1999 the Company owned, operated, and/or sold advertising time for 263 radio stations and two television stations in 77 broadcast areas throughout the United States.

     On May 4, 1999 Jacor was merged with a wholly-owned subsidiary of Clear Channel Communications (the "Merger"), as more fully described in Note 2. The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to May 4, 1999. The financial statements for periods ended before May 5, 1999, were prepared using Jacor's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor periods and the periods subsequent to the Merger date are affected by the purchase accounting adjustments.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Jacor Communications, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassed to conform to 1999 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

     Revenue Recognition

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

     Cash and Cash Equivalents

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

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation; depreciation is provided on the straight-line basis over the estimated useful lives of the assets as follows:

          Buildings                        10 to 30 Years
          Structures and site leases        2 to 20 Years
          Transmitter and studio equipment  7 to 15 Years
          Furniture and other equipment     2 to 10 Years
          Leasehold improvements            Life of lease

     Expenditures for repairs and maintenance are charged to operations as incurred. Expenditures for renewal and betterments are capitalized.

     Intangible Assets

     Intangible assets are stated at cost less accumulated amortization; amortization is provided principally on the straight-line basis over the following lives:

          FCC Broadcasting licenses
            and goodwill                  25 Years
          Contracts and other
             intellectual property      3 to 25 Years

     Prior to the Clear Channel Merger, the Company amortized FCC broadcasting licenses and goodwill over 40 years.

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


     Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






2.   CLEAR CHANNEL MERGER

     On October 8, 1998 the Company entered into a definitive merger agreement with Clear Channel for a tax-free, stock for stock transaction (the "Merger" or the "Clear Channel Merger"). The Company and Clear Channel consummated the Merger at the close of business May 4, 1999. Pursuant to terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of Clear Channel common stock. Upon conclusion of the Merger, Clear Channel became the sole shareholder of the Company, owning one outstanding share of Jacor common stock.

     Clear Channel accounted for its acquisition of the Company as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of the Company subsequent to May 4, 1999. The consolidated financial statements of the Company for the periods ended before May 5, 1999, were prepared using the Company's historical basis of accounting and are designated as "Predecessor." The comparability of operating results for the Predecessor and the periods subsequent to May 4, 1999 encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of 25 years.

     This purchase price allocation is preliminary pending
     completion of appraisals and other fair value analysis of
     assets and liabilities, which the Company anticipates will be completed during the second quarter of 2000.  The
     following table summarizes the preliminary changes made to the accounts of the Company subsequent to May 4, 1999  as a result of applying push down accounting:
                                                      Adjustments
                                                    (in     thousands)

          Goodwill and other intangible assets       $4,130,669
                Total assets                         $4,130,669

          Current liabilities                        $  120,000
          Long-term debt                               (638,837)
          Other liabilities                           1,308,862
          Shareholders' equity                        3,340,644
                Total liabilities and equity         $4,130,669

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








2.   CLEAR CHANNEL MERGER, Continued

     Upon consummation of the Merger, a change in control event occurred with respect to covenants in the Company's credit facility, LYONs and each outstanding issue of the senior subordinated notes. Such change in control gave the credit facility lenders the right to require repayment of amounts borrowed under the facility, and required the Company to offer repayment of the senior subordinated notes at 101% of the principal amount and the liquid yield option notes at their issue price plus accrued original issue discount at such date. Approximately $22.1 million of senior subordinated notes were tendered in connection with the repayment offer.

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITIONS

     Completed 1999 Acquisitions and Dispositions

     During 1999, the Company acquired the stock of one and the broadcast assets and FCC licenses of 31 radio stations and one low-powered television station in five of the Company's existing broadcast areas and 14 new broadcast areas for cash consideration of approximately $116.7 million in cash, of which approximately $10.5 million was placed in escrow in 1997 and 1998.

     The Company also completed five separate transactions, selling five stations and exchanging one station in two broadcast areas, valued at $103.0 million, for the broadcast assets and FCC licenses of 15 radio stations, and the broadcast assets of one additional radio station, valued in total at approximately $86.6 million, in two of the Company's existing broadcast areas and eight new broadcast areas. The remaining cash held by the qualified intermediary was returned to the Company. Also in 1999, the Company purchased the stock of one broadcasting services company for approximately $55.0 million, with contingent consideration of up to $13.2 million due in 2002.

     Additionally, the Company sold the broadcast assets and FCC license of one radio station for $5.0 million in cash.


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

     All of the above acquisitions have been accounted for as purchases. The excess cost over the fair value of net assets acquired is being amortized over 25 years. Prior to the Clear Channel Merger, excess cost over the fair value of net assets acquired was amortized over 40 years. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition. The Company's 1999 completed acquisitions both individually and in the aggregate are immaterial to the Company's results of operations. Assuming each of the 1998 acquisitions had taken place at the beginning of 1997, unaudited pro forma consolidated results of operations would have been as follows (in thousands except per share amounts):

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

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








3.   ACQUISITIONS, Continued

     Recently Completed Dispositions

     During the first quarter of 2000, the Company disposed of the FCC licenses and substantially all of the broadcast assets of two stations in one broadcast area that had been placed in trust at the date of the Clear Channel Merger.

     Pending Acquisitions and Dispositions

     As of March 15, 2000, the Company has entered agreements to purchase the stock of one and the FCC licenses and substantially all of the broadcast assets of 18 radio stations in five of the Company's existing broadcast areas and three new broadcast areas for approximately $32.6 million in cash, of which approximately $2.1 million has been paid in escrow.

     The Company has also entered into agreements to sell the intellectual property of one station and the FCC licenses and broadcast assets of seventeen additional stations in twelve broadcast areas.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






4.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of the following (in thousands):

                                                 1999        1998

          Land, buildings and improvements    $ 93,776      $ 73,301
          Transmitter and studio equipment     187,575       208,698
          Furniture and other equipment         58,516        43,685
          Construction in progress              19,697        10,518
                                               359,564       336,202
          Less accumulated depreciation        (25,545)      (55,153)
                                              $334,019      $281,049


5.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1999 and 1998 consist of the following (in thousands):

                                                 1999         1998

          Broadcasting licenses and
            goodwill                         $6,722,447     $2,530,496
          Contracts and other
            intellectual assets                 337,418        400,674
                                              7,059,865      2,931,170
          Less accumulated amortization        (215,691)      (181,822)
                                             $6,844,174     $2,749,348


     The 1999 intangible assets reflect the effects of applying push down accounting due to the Clear Channel Merger.




6.   OTHER ASSETS

     At December 31, 1998 the Company recorded an unrealized gain, net of tax, of $25.4 million on an investment in a marketable equity security. In January 1999 the Company sold the investment and recognized a pretax gain of $83.5 million.

           JACOR COMMUNICATIONS,INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








7.   LONG-TERM DEBT

     The Company's debt obligations at December 31, 1999 and 1998 consist of the following (in thousands):

                                            1999               1998

     Credit Facility borrowings........ $     -             $  750,000
     10 1/8% Senior Subordinated Notes,
        due 2006.......................    106,811             100,000
     9 3/4% Senior Subordinated Notes,
        due 2006.......................    188,633             170,000
     8 3/4% Senior Subordinated Notes,
        due 2007.......................    163,693             150,000
     8% Senior Subordinated Notes,
        due 2010.......................    112,268             119,574
                                        $  571,405          $1,289,574



     Credit Facility

     Prior to the Clear Channel Merger, the Company, through Jacor Communications Company ("JCC"), had a $1.15 billion credit facility (the "Credit Facility") with a group of banks and other financial institutions (the "Lenders"). The Credit Facility consisted of two components, a revolving credit facility ("Revolving Credit Facility") of up to $750.0 million and a term loan ("Term Loan") of up to $400.0 million. At May 4, 1999, the Company had $400.0 million of outstanding indebtedness under the Term Loan and $450.0 million of outstanding indebtedness under the Revolving Credit Facility. Upon consummation of the Merger, a change in control event occurred with respect to covenants in the Credit Facility, giving the Credit Facility Lenders the right to require repayment of amounts borrowed under the Credit Facility. Clear Channel paid in full the outstanding balance under the Credit Facility at the date of the Merger. At December 31, 1998, the Company had $400.0 million of outstanding indebtedness under the Term Loan and $385.0 million of outstanding indebtedness under the Revolving Credit Facility. At December 31, 1998 the average interest rate on Credit Facility borrowings was 6.20%.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






7.   LONG-TERM DEBT, Continued

     Senior Subordinated Notes

     The Company has four series of Senior Subordinated Notes: 10 1/8% Senior Subordinated Notes (the "10 1/8% Notes") due
     2006; 9 3/4% Senior Subordinated Notes (the "9 3/4% Notes") due 2006; 8 3/4% Senior Subordinated Notes (the "8 3/4% Notes) due 2007, and; 8% Senior Subordinated Notes (the "8% Notes") due 2010 (collectively, the "Notes"). At the date of the
     Merger, the Notes were revalued to fair market value,
     resulting in a merger premium of $30.5 million being added
     to the face value of the Notes.   The following schedule
     summarizes information related to the Notes (in thousands):

                                                  Fair Market     Interest
                          Maturity       Face      Value at       Payment
         Issue              Date        Value     Merger Date     Schedule

     10 1/8% Notes       06/15/06  $100,000        $107,042     Semi-annual
     9 3/4% Notes        12/15/06  $170,000        $182,363     Semi-annual
     8 3/4% Notes        06/15/07  $150,000        $156,167     Semi-annual
     8 % Notes           02/15/10  $120,000        $124,512     Semi-annual


     As a result of the Clear Channel Merger, a change in control event occurred with respect to the Notes, requiring the Company to offer repayment of the Notes at 101% of the principal amount. Approximately $22.1 million of Notes were tendered in connection with the repayment offer. In December 1999, Clear Channel completed a tender offer for the Notes through an agent acting on the behalf of Clear Channel, whereby Notes with a face value of approximately $516.6 million were redeemed. Cash settlement of the amount due to the agent was completed on January 14, 2000, and included approximately $21.3 million in premiums and agency
     fees.   Clear Channel recognized an extraordinary charge of
     approximately $13.2 million, net of approximately $8.1 million of income tax, in the fourth quarter of 1999. At 12/31/99, the Notes include the face value of the outstanding Notes, net of discount, accrued interest, unamortized merger premium, and tender premium and agency fees, as follows (in thousands):

                                                             Tender       Face
                                             Unamortized    Premium      Value
                      Face Value    Accrued     Merger     and Agency    after
         Issue       at 12/31/99    Interest   Premium        Fees      Tender

     10 1/8% Notes    $ 96,997     $   407     $  6,381     $ 3,026     $ 639
     9 3/4% Notes     $170,000     $   690     $ 11,278     $ 6,665     $ 100
     8 3/4% Notes     $149,475     $   544     $  5,660     $ 8,014     $ 260
     8 % Notes        $101,057     $ 3,035     $  4,615     $ 3,561     $ 234

     As a wholly-owned subsidiary of Clear Channel, the Company also guarantees the outstanding debt of Clear Channel.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






8.   LIQUID YIELD OPTION NOTES

     1998 Liquid Yield Option Notes

     In February 1998, the Company issued 4 3/4% Liquid Yield Option Notes ("1998 LYONs") due 2018 in the aggregate principal amount at maturity of $426.9 million. Each 1998 LYON had an issue price of $391.06 and a principal amount at maturity of $1,000. At the date of the Merger, the 1998 LYONs were revalued to fair market value, resulting in a merger premium of approximately $48.5 million. As a result of the Clear Channel Merger, a change in control event occurred with respect to the 1998 LYONs, requiring the Company to offer repayment of the 1998 LYONs at their issue price plus accrued original issue discount at such date. Twenty-two 1998 LYONs were presented for repayment. At December 31, 1999, the 1998 LYONs had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, of approximately $229.3 million, and an approximate fair market value of $286.0 million. At December 31, 1998, the 1998 LYONs had a balance, net of redemptions, conversions to common stock, and accretion of interest, of approximately $174.1 million, and an approximate fair market value of $205.4 million.

     Each 1998 LYON is convertible, at the option of the holder, at any time on or prior to maturity, into Clear Channel common stock at a conversion rate of 7.227 shares per 1998 LYON. At December 31, 1999, approximately 3.1 million shares of Clear Channel common stock were reserved for conversion of the 1998 LYONs.

     The 1998 LYONs are not redeemable by the Company prior to February 9, 2003. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

     The 1998 LYONs can be purchased by the Company, at the option of the holder, on February 9, 2003, February 9, 2008, and February 9, 2013 for a purchase price of $494.52, $625.35 and $790.79 (representing issue price plus accrued original issue discount to each date), respectively, representing a 4 3/4% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or Clear Channel common stock, or any combination thereof.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






8.   LIQUID YIELD OPTION NOTES, Continued

     1996 Liquid Yield Option Notes

     In June 1996, the Company issued 5 1/2% Liquid Yield Option Notes ("1996 LYONs") due 2011 in the aggregate principal amount at maturity of $259.9 million. Each 1996 LYON had an issue price of $443.14 and a principal amount at maturity of $1,000. At the date of the Merger, the 1996 LYONs were revalued to fair market value, resulting in a merger premium of approximately $132.2 million. As a result of the Clear Channel Merger, a change in control event occurred with respect to the 1996 LYONs, requiring the Company to offer repayment of the 1996 LYONs at their issue price plus accrued original issue discount at such date. One hundred fifty 1996 LYONs were presented for repayment. At December 31, 1999, the 1996 LYONs had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, of approximately $261.6 million, and an approximate fair market value of $344.8 million. At December 31, 1998, the 1996 LYONs had a balance, net of redemptions, conversions to common stock, and accretion of interest, of approximately $132.1 million, and an approximate fair market value of $232.0 million.

     Each 1996 LYON is convertible, at the option of the holder, at any time on or prior to maturity, into Clear Channel common stock at a conversion rate of 15.522 shares per 1996 LYON. At December 31, 1999, approximately 3.9 million shares of Clear Channel common stock were reserved for conversion of the 1996 LYONs.

     The 1996 LYONs are not redeemable by the Company prior to June 12, 2001. Thereafter, the 1996 LYONs are redeemable for cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

     The 1996 LYONs can be purchased by the Company, at the option of the holder, on June 12, 2001 and June 12, 2006, for a purchase price of $581.25 and $762.39 (representing issue price plus accrued original issue discount to each date), respectively, representing a 5 1/2% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or Clear Channel common stock, or any combination thereof.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








9.   CAPITAL STOCK

     Common Stock

     As a result of the Clear Channel Merger, each share of Jacor common stock was exchanged for 1.1573151 shares of Clear Channel common stock. Upon conclusion of the Merger, Clear Channel became the sole shareholder of the Company, owning one outstanding share of Jacor common stock.

     In February 1998, the Company completed an offering of 5,073,000 shares of Jacor common stock at $50.50 per share, net of underwriting discounts of $2.02 per share. Net proceeds to the Company were approximately $244.9 million.

     Warrants

     1997 Warrants

     In connection with the 1997 acquisition of Regent Communications, Inc., the Company issued warrants (the "1997 Warrants") to acquire 500,000 shares of Jacor common stock with an exercise price of $40 per share, expiring in February 2002. Upon consummation of the Merger, the 1997 Warrants were revalued to fair market value, resulting in an increase of $12.7 million.

     1996 Warrants

     In connection with the 1996 acquisition of Citicasters, Inc., the Company issued warrants (the "1996 Warrants") to acquire 4,400,000 shares of Jacor common stock with an exercise price of $28 per share, expiring in September 2001. Upon consummation of the Merger, the 1996 Warrants were revalued to fair market value, resulting in an increase of $210.2 million.

     As a result of the Clear Channel Merger, each holder of the Company's 1997 Warrants and 1996 Warrants (collectively, the "Warrants") became entitled to exercise such Warrants for shares of Clear Channel common stock instead of Jacor common stock. Upon exercise of such Warrants after the date of the Merger, the holders of such Warrants will receive that number of shares of Clear Channel common stock that the holder would have received if she or he had exercised such Warrants for shares of Jacor common stock immediately prior to the effective time of the Merger, as adjusted to reflect the exchange ratio of the Merger.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  STOCK BASED COMPENSATION PLANS


     As a result of the Merger, all options and stock appreciation rights issued under the Company's stock based compensation plans not vested at the effective time of the Merger became fully vested and exercisable one day before the effective time of the Merger. Clear Channel assumed all of these options and stock appreciation rights on the same terms and conditions as were applicable prior to the effective time of the Merger. The holders may exercise such options and stock appreciation rights for or with respect to shares of Clear Channel common stock at an exercise price adjusted to reflect the exchange ratio of the Merger. All shares previously available for grant under the Company's stock based compensation plans were no longer available subsequent to the Merger.

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

     Information pertaining to the plans for the years ended
     December 31, 1997 and 1998, and for the period ended May 4, 1999, is as follows:

                                         Number of     Weighted Average
                                          Shares        Exercise Price


1997:
     Outstanding at beginning of year..  2,056,610        $12.26
     Granted...........................  1,196,188        $24.92
     Exercised.........................   (212,679)       $11.61
     Surrendered.......................    (15,490)       $26.71
     Outstanding at end of year........  3,024,629        $17.20
     Exercisable at end of year........  2,228,095        $13.72
     Available for grant at end of year  1,476,930

1998:
     Outstanding at beginning of year..  3,024,629        $17.20
     Granted...........................    921,800        $53.31
     Exercised.........................   (245,698)       $15.32
     Surrendered.......................     (9,083)       $22.52
     Outstanding at end of year........  3,691,648        $26.33
     Exercisable at end of year........  2,435,686        $18.37
     Available for grant at end of year    555,130

January 1 - May 4, 1999:
     Outstanding at beginning of year..  3,691,648       $26.33
     Granted...........................    310,950       $67.00
     Exercised.........................    (64,554)      $18.25
     Surrendered.......................     (1,500)      $28.63
     Outstanding at May 4, 1999........  3,936,544       $29.69

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





10.  STOCK BASED COMPENSATION PLANS, Continued

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1999, 1998, and 1997, respectively: risk-free interest rates are different for each grant and range from 5.24% to 6.51%; the expected lives of options are 5 years; and volatility of approximately 35% for all grants. A summary of the fair value of options granted in 1999, 1998 and 1997 follows:

                                         1999       1998       1997

     Weighted-average fair value of
       options granted at-the-money $27.45 $30.87 $12.26 Weighted-average fair value of
       options granted at a discount        -         -       $28.15
     Weighted-average fair value of all
       options granted during the year   $27.45    $30.87     $16.29

     The options granted at a discount in 1997 were related to approximately 304,000 options outstanding to purchase
     Premiere common stock, which were converted to equivalent
     Jacor NQSOs at the time of the merger.

     The following table summarizes information about stock options outstanding at May 4, 1999:


                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               Weighted     Weighted                 Weighted
  Range of         Number       Average     Average      Number      Average
  Exercise      Outstanding    Remaining    Exercise   Exercisable   Exercise
   Prices       at 5/04/99       Life        Price     at 5/04/99     Price

$5.74 to $9.65    1,072,993      3.98       $ 6.11     1,072,993     $ 6.11

$12.70 to $19.96    293,929      6.14       $16.00       293,929     $16.00

$21.25 to $30.66  1,301,122      7.78       $26.46       959,634     $26.43

$37.25 to $52.88    894,800      8.67       $51.93       444,150     $52.08

$53.00 to $67.00    373,700      9.73       $65.59       102,497     $65.15

$ 5.74 to $67.00  3,936,544      8.56       $29.69     2,873,203     $23.12


     On May 4, 1999, option holders exercised an additional
     869,352 options which had become vested and exercisable as a result of the Merger.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





10.  STOCK BASED COMPENSATION PLANS, Continued

     Employee Stock Purchase Plan

     Under the 1995 Employee Stock Purchase Plan, the Company is authorized to issue up to 700,000 shares of common stock to its full-time and part-time employees, all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the Plan, the Company sold 24,936 shares for approximately $54.29 per share in 1999, 66,151 shares for approximately $43.80 per share and 3,441 shares for approximately $52.06 per share in 1998, and 74,767 shares for approximately $23.27 per share and 12,376 shares for approximately $32.19 per share in 1997. The fair market value of the right to acquire common stock under the Stock Purchase Plan was $19.59 per share in 1999, $15.74 per share granted on January 1 and $15.73 per share granted on July 1 in 1998, and $8.40 per share granted on January 1 and $9.80 per share granted on July 1 in 1997.

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for 1999, 1998 and 1997 would approximate amounts below (in thousands, except per share amounts):

                                               1999       1998         1997

     Net income (loss):
          As reported                        $ 63,437   $    942     $ (4,052)
          Pro forma                          $ 56,664   $(17,729)    $(10,691)

     Diluted net income (loss) per
       common share:
          As reported                        $  1.07     $  0.02     $ (0.10)
          Pro forma                          $  0.92     $ (0.31)    $ (0.25)

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






11.  INCOME TAXES

     Income tax expense for the periods ended December 31, 1999, 1998, 1997 and May 4, 1999 is summarized as follows (in thousands):

                                Federal      State         Total

     December 31, 1999:
        Current                $ 7,206     $  3,091      $10,297
        Deferred                (8,421)      (1,131)      (9,552)
                               $(1,215)    $  1,960      $   745

     May 4, 1999:
        Current                $34,398      $ 2,498      $36,896
        Deferred                13,580        1,824       15,404
                               $47,978      $ 4,322      $52,300

     December 31, 1998:
        Current                $10,640      $ 2,500      $13,140
        Deferred                12,060        2,900       14,960
                               $22,700      $ 5,400      $28,100

     December 31, 1997:
        Current                $13,200      $ 3,000      $16,200
        Deferred                (5,400)      (1,200)      (6,600)
                               $ 7,800      $ 1,800      $ 9,600

     Tax benefit from
         extraordinary loss     (4,000)        (900)      (4,900)
                               $ 3,800      $   900      $ 4,700


     The provisions for income tax differ from the amount computed by applying the statutory federal income tax rate due to the following:


                                12/31/99    5/4/99    12/31/98    12/31/97
Federal income tax at
  the statutory rate           $(16,449)   $40,508     $10,167    $ 5,173
Amortization not deductible      30,964      3,949      14,446      3,449
State income taxes, net of any
  current federal income tax
  benefit                         1,274      2,810       3,498        589
Acquisition costs and other     (15,044)     5,033         (11)       389

                               $    745    $52,300     $28,100    $ 9,600

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







11.  INCOME TAXES, continued


     The tax effects of the significant temporary differences which comprise the deferred tax liability at December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                      1999         1998         1997
     Deferred tax assets:
       Accrued expenses and
        reserves                   $ (7,705)    $ (4,555)    $ (7,479)
       Net operating loss
        carryforwards               (13,832)      (7,235)     (11,461)
       Long term debt               (98,347)        -            -
       Other                           -          (1,682)      (4,047)
                                   (119,884)     (13,472)     (22,987)
       Valuation allowance           13,832         -            -
                                   (106,052)     (13,472)     (22,987)

     Deferred tax liabilities:
       Property and equipment        25,381       40,289       35,614
       Intangibles                  858,989      318,661      326,240
       Other                          4,178         -            -
                                    888,548      358,950      361,854

     Net liability                 $782,496     $345,478     $338,867


     At December 31, 1999 the Company had net operating loss carryforwards of $36,400. The loss carryforwards expire in the years 2008 through 2012 if not used.

     The Company established a valuation allowance in the current year against its operating loss carryforwards following an assessment of the likelihood of realizing such amounts. The amount of the valuation allowance was based on past operating history, as well as restrictions on the use of operating losses from acquisitions, tax planning strategies, and its expectation of the level and timing of future taxable income.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease office space and certain land and facilities used in their operations. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. Future minimum payments under noncancelable leases as of December 31, 1999 are payable as follows (in thousands):

                    2000       $ 44,213
                    2001         36,274
                    2002         25,154
                    2003         17,159
                    2004         10,037
                    Thereafter   67,863
                               $200,700

     Jacor provides programming to and sells airtime for WGST-FM in Atlanta, Georgia. At any time after September 30, 1999 and before September 30, 2003 Cherokee Broadcasting can "put" WGST-FM to Jacor for a price of $31.0 million. At any time after May 21, 2003 and before September 30, 2003, Jacor can "call" the station for the same price.

     Rental expense was approximately $34,460, $11,955 and $8,010 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Legal Proceedings

     From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or accrued reserves, or would not have a material adverse effect on the financial condition of the Company.

13.  RETIREMENT PLAN

     The Company maintained a defined contribution retirement plan covering substantially all employees who met eligibility requirements. The Company matched participating employee contributions at a rate of 50% of the employee's first 4% contributed, up to $160,000 of annual compensation. Total expense related to this plan was $1,169,562, $2,558,647, and $1,977,052 for the period January 1 through April 23, 1999 and the 1998 and 1997 years, respectively.

     On April 23, 1999 the plan was terminated due to the Clear
     Channel Merger. The Company subsequently received a favorable determination letter from the Internal Revenue
     Service and is in the process of distributing the assets of the retirement plan to the participants.

     On July 1, 1999, employees were given the opportunity to enroll in Clear Channel's 401(k) savings plan. Both the employees and the Company make contributions to the plan. The Company also matches a portion of an employee's contribution. Company matched contributions vest to the employees based upon their year of service to the Company. Expense for the period July 1 through December 31, 1999 was $1,568,994.

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






14.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share ("EPS") computations for income before extraordinary items for the period from January 1, 1999 through May 4, 1999, and the years ended December 31, 1998 and 1997 (in thousands except per share amounts):

                                        January 1,
                                         through
                                          May 4,
                                           1999          1998        1997
          Net income before
            extraordinary item for
            basic EPS                   $ 63,437       $   942     $ 3,404
           LYONs interest expense,
            net of tax                     2,686          -           -

           Net income before
            extraordinary item
            for diluted EPS             $66,123        $   942     $ 3,404

          Weighted average
            shares - basic               51,299         50,389      40,460
          Effect of dilutive
           securities:

             Stock options               1,661          1,465          996
             Warrants                    2,817          2,326          357
             LYONs                       6,097           -            -
             Other                          42            385          350
          Weighted average
            shares - diluted            61,916         54,565       42,163
          Basic EPS                     $1.24           $ .02        $ .08
          Diluted EPS                   $1.07           $ .02        $ .08

     Earnings per share is not presented subsequent to May 4, 1999. At the date of the Merger all of the outstanding stock of the Company was converted into Clear Channel common stock rendering the calculation not meaningful.

     Prior to the Merger, the Company's LYONs could be converted into approximately 6.1 million shares of common stock at the option of the holder. Assuming conversion of the LYONs as of January 1, 1998 and 1997 would result in an increase in per share amounts, therefore the LYONs are not included in the computation of diluted EPS. Due to the Merger, the LYONs are now convertible into shares of Clear Channel common stock at the Merger conversion ratio.

      JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









15.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS 133 is amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact our financial position or results of operations.


16.  RELATED PARTY TRANSACTIONS

     As described in Note 7, Clear Channel repaid $850 million that was outstanding under the Company's credit facility. This transaction is reflected in Due to Clear Channel, net. Net amounts due to Clear Channel accrue interest at 7%. The amounts due to Clear Channel have no stated repayment terms.

     Clear Channel allocates shared corporate general and administrative expenses to Jacor based on Jacor's proportionate share of consolidated Clear Channel revenues.
     Expenses allocated to Jacor for the period May 5, 1999
     through December 31, 1999 totaled approximately $4.8 million.

Supplementary Data


Quarterly Financial Data
for the years ended December 31, 1999 and 1998 (in thousands, except per share data) (Unaudited)


                           Predecessor
                        First    April 1    May 5     Third    Fourth    Total
                       Quarter   through   through   Quarter   Quarter    Year
                                  May 4    June 30
1999

Net revenue           $194,663  $ 76,984  $170,079  $268,645 $276,342  $986,713
Operating income        14,255    10,991    15,873    11,948    2,419    55,486
Net income (loss)       41,849    21,588    (6,239)  (20,576) (33,220)    3,402
Basic net income
  per common share (2)     .82       .42

Diluted net income
  per common share (2)     .70       .36


                                            Predecessor

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

     (2)  Earnings per share is not presented subsequent to May 4, 1999.
          At the date of the Merger all of the outstanding stock of the Company was exchanged for Clear Channel common stock rendering the calculation not meaningful.

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

     (2) Exhibits

          See Exhibit Index.

(b)  Reports on Form 8-K

     The following Form 8-K was filed during the fourth quarter of 1999:

     Form  8-K  dated  November  3, 1999.   This  Form  8-K  described
     the Company dismissing its independent accountant, PricewaterhouseCoopers LLP, and engaging Ernst & Young LLP as its new independent accountant, effective November 3, 1999.

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

     3.1 Articles   of   Incorporation   of    Jacor.          *
         Incorporated by reference to Exhibit 5 to Jacor's Form 8-A dated February 13, 1997.


     3.2 Bylaws  of  Jacor. Incorporated by reference          *
         to  Exhibit  6  to Jacor's  Form  8-A  dated
         February 13, 1997.

     4.1 Indenture  dated  as of  December  17,  1996          *
         between Jacor Communications Company ("JCC")
         Jacor,   the  Subsidiary  Guarantors   named
         therein and The Bank of New York for JCC's 9
         3/4%  Senior Subordinated Notes due  2006  and
         Jacor's   and   the  Subsidiary  Guarantors'
         Guaranty  thereof. Incorporated by reference
         to   Exhibit  4.11  to  Jacor's   Form   S-3
         Registration Statement (File No. 333-19291).


     4.2 Indenture dated as of June 12, 1996  between          *
         Jacor  and The Bank of New York for  Jacor's
         Liquid   Yield   Option  Notes   Due   2011.
         Incorporated by reference to Exhibit 4.23 to
         Jacor's   Form  S-4  Registration  Statement
         (File No. 333-6639).

     4.3 Indenture  dated as of June 12,  1996  among          *
         Jacor,   JCAC,  Inc.  and  First  Trust   of
         Illinois,    National    Association     for
         JCAC,  Inc.'s  10  1/8% Senior  Subordinated
         Notes due 2006 and Jacor's Guaranty thereof.
         Incorporated by reference to Exhibit 4.24 to
         Jacor's   Form  S-4  Registration  Statement
         (File No. 333-6639).

     4.4 Indenture dated as of June 17, 1997  between          *
         JCC,  Jacor, the Subsidiary Guarantors named
         therein  and The Bank of New York for  JCC's
         8 3/4%  Senior Subordinated Notes due 2007  and
         Jacor's   and   the  Subsidiary  Guarantors'
         Guaranty thereof. Incorporated by reference to Exhibit 4.1 to Jacor's Current Report on
         Form 8-K/A dated June 26, 1997.

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

 10.1(+) Change in Control Agreement dated as of June          *
         12,    1998    by    and    between    Jacor
         Communications,  Inc.  and  Randy  Michaels.
         Incorporated by reference to Exhibit 10.1 to Jacor's Quarterly Report on Form 10-Q dated
         August 14, 1998. (1)*

 10.2(+) Change in Control Agreement dated as of June          *
         12,    1998    by    and    between    Jacor
         Communications, Inc. and Martin R.  Gausvik.
         Incorporated by reference to Exhibit 10.2 to Jacor's Quarterly Report on Form 10-Q dated
         August 14, 1998. (2)*


 10.3(+) Advisory  Agreement dated  August  26,  1998          *
         between   the   Company  and  Equity   Group
         Investments, Inc. Incorporated by reference to Exhibit 10.1 to Jacor's Quarterly Report on Form 10-Q dated October 30, 1998.



    21   Subsidiaries of Registrant.                          **

         Consent  of Independent Auditors -  Ernst  &         86
  23.1   Young LLP

         Consent    of    Independent   Auditors    -         87
  23.2   PricewaterhouseCoopers LLP


     27  Financial Data Schedules.                            88

[FN]
__________________

(*)  Incorporated by reference as indicated.

(**) Omitted pursuant to General Instructions I(1)(a) and (b)  of
     Form 10-K.

(+)  Management Contracts and Compensatory Arrangements.

(1) Identical agreements were also entered into as of June 12, 1998 between the Company and each of the following senior executive officers of the Company: Robert L. Lawrence, R. Christopher Weber, David H. Crowl, Thomas P. Owens, Jon M. Berry, Paul F. Solomon, John Hogan, Jerome L. Kersting and Jay Meyers.

(2) Identical agreements were also entered into as of June 12, 1998 between the Company and each of the following executive officers of the Company: Pamela C. Taylor, Nicholas J. Miller, William P. Suffa and Alfred Kenyon, III.

          JACOR COMMUNICATIONS, INC, AND SUBSIDIARIES





                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JACOR COMMUNICATIONS, INC.
                                         (The Company)



Date  March 29, 2000         By   /s/ Randall T. Mays
                                     Randall T. Mays,
                                 Executive Vice President and
                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.






Date  March 29, 2000                   /s/ L. Lowry Mays
                                         L. Lowry Mays
                                   (Principal Executive Officer)
                                             Director




Date  March 29, 2000                     /s/ Mark P. Mays
                                            Mark P. Mays
                                              Director





Date  March 29, 2000                   /s/ Randall T. Mays
                                          Randall T. Mays
                                    (Principal Accounting and
                                     Financial Officer)
                                             Director

           JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES





                          EXHIBIT 23.1








                 Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (S-3 No. 333-21419 and S-3 No. 333-06639) of Jacor Communications, Inc. and in the related Prospectuses of our report dated March 24, 2000, with respect to the consolidated financial statements of Jacor Communications, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1999.




March 24, 2000
San Antonio, Texas                           Ernst & Young LLP

          JACOR COMMUNICATIONS, INC. AND SUBSIDIARIES




                         EXHIBIT 23.2








              CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (File Nos. 333-21419 and 333-06639) of Jacor Communications, Inc. of our report dated February 12, 1999 relating to our audits of the consolidated financial statements of Jacor Communications, Inc. and subsidiaries as of December 31, 1998 and 1997 and for each of the two years in the period ended December 31, 1998, which appears in this Form 10-K.









PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 29, 2000